Form 10-Q
period 2018-03-30
EXELIXIS, INC.
filed 2018-05-02
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☒
As of April 23, 2018, there were 296,866,380 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2018	December 31, 2017*
ASSETS
Current assets:
Cash and cash equivalents	$232,331	$183,164
Short-term investments	194,589	204,607
Short-term restricted cash and investments	504	504
Trade and other receivables, net	91,999	81,192
Inventory, net	7,563	6,657
Unbilled collaboration revenue	31,844	—
Prepaid expenses and other current assets	6,850	8,750
Total current assets	565,680	484,874
Long-term investments	96,710	64,255
Long-term restricted cash and investments	1,500	4,646
Property and equipment, net	45,412	25,743
Goodwill	63,684	63,684
Other long-term assets	1,929	12,092
Total assets	$774,915	$655,294
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,078	$9,575
Accrued compensation and benefits	20,756	21,073
Accrued clinical trial liabilities	15,351	19,849
Accrued collaboration liabilities	7,974	8,974
Rebates and fees due to customers	11,989	7,565
Current portion of deferred revenue	—	31,984
Other current liabilities	17,711	16,150
Total current liabilities	84,859	115,170
Long-term portion of deferred revenue	3,177	238,520
Other long-term liabilities	17,113	16,643
Total liabilities	105,149	370,333
Commitments (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; issued and outstanding: 296,694,330 and 296,209,426 at March 31, 2018 and December 31, 2017, respectively	297	296
Additional paid-in capital	2,125,166	2,114,184
Accumulated other comprehensive loss	(887)	(347)
Accumulated deficit	(1,454,810)	(1,829,172)
Total stockholders’ equity	669,766	284,961
Total liabilities and stockholders’ equity	$774,915	$655,294

*	The Condensed Consolidated Balance Sheet as of December 31, 2017 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Net product revenues	$134,272	$68,877
Collaboration revenues	78,074	12,010
Total revenues	212,346	80,887
Operating expenses:
Cost of goods sold	5,639	3,203
Research and development	37,757	23,210
Selling, general and administrative	52,643	34,288
Total operating expenses	96,039	60,701
Income from operations	116,307	20,186
Other income (expense), net:
Interest income	1,895	1,113
Interest expense	—	(4,420)
Other, net	169	(45)
Total other income (expense), net	2,064	(3,352)
Income before income taxes	118,371	16,834
Provision for income taxes	2,514	134
Net income	$115,857	$16,700
Net income per share, basic	$0.39	$0.06
Net income per share, diluted	$0.37	$0.05
Shares used in computing net income per share, basic	296,421	290,870
Shares used in computing net income per share, diluted	313,691	309,535
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$115,857	$16,700
Other comprehensive (loss) income (1)	(540)	90
Comprehensive income	$115,317	$16,790
____________________

(1)
Other comprehensive (loss) income consisted solely of unrealized gains or losses, net, on available-for-sale securities arising during the periods presented. Reclassification adjustments to net income resulting from realized gains or losses on the sale of securities were nominal and there was no income tax expense related to other comprehensive income during those periods.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$115,857	$16,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	371	281
Stock-based compensation	9,305	4,713
Amortization of debt discounts and debt issuance costs	—	89
Interest paid in kind	—	2,068
Gain on other equity investments	(209)	—
Other	1,722	680
Changes in assets and liabilities:
Trade and other receivables, net	(10,755)	6,541
Inventory, net	(906)	34
Unbilled collaboration revenue	(38,014)	—
Prepaid expenses and other current assets	1,900	(881)
Other long-term assets	(346)	(19)
Accounts payable	(183)	(1,916)
Accrued compensation and benefits	(317)	(5,844)
Accrued clinical trial liabilities	(4,498)	347
Accrued collaboration liabilities	(1,000)	—
Deferred revenue	(2,652)	35,139
Other current and long-term liabilities	1,533	10,926
Net cash provided by operating activities	71,808	68,858
Cash flows from investing activities:
Purchases of property and equipment and other, net	(2,947)	(804)
Purchases of investments	(116,537)	(124,494)
Proceeds from maturities of investments	87,504	122,507
Proceeds from sale of investments	6,238	37,294
Proceeds from other equity investments	209	—
Net cash (used in) provided by investing activities	(25,533)	34,503
Cash flows from financing activities:
Principal repayments of debt	—	(80,000)
Proceeds from exercise of stock options	1,875	9,675
Taxes paid related to net share settlement of equity awards	(2,129)	(1,543)
Net cash used in financing activities	(254)	(71,868)
Net increase in cash, cash equivalents and restricted cash	46,021	31,493
Cash, cash equivalents and restricted cash at beginning of period	188,314	155,836
Cash, cash equivalents and restricted cash at end of period	$234,335	$187,329
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (“Exelixis,” “we,” “our” or “us”) is a biotechnology company committed to the discovery, development and commercialization of new medicines to improve care and outcomes for people with cancer. Since our founding in 1994, three products discovered at Exelixis have progressed through clinical development, received regulatory approval, and entered the marketplace. Two are derived from cabozantinib, an inhibitor of multiple tyrosine kinases including MET, AXL, VEGF receptors, and RET: CABOMETYX® (cabozantinib) tablets approved for advanced renal cell carcinoma (“RCC”); and COMETRIQ® (cabozantinib) capsules approved for progressive, metastatic medullary thyroid cancer. The third product, COTELLIC® (cobimetinib) tablets, is an inhibitor of MEK, marketed under a collaboration agreement with Genentech, Inc. (a member of the Roche Group) (“Genentech”), and is approved as part of a combination regimen to treat advanced melanoma.
Basis of Consolidation
The accompanying Condensed Consolidated Financial Statements include the accounts of Exelixis and those of our wholly-owned subsidiaries. These entities’ functional currency is the U.S. dollar. All intercompany balances and transactions have been eliminated.
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
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2018 will end on December 28, 2018 and fiscal year 2017 ended on December 29, 2017. For convenience, references in this report as of and for the fiscal periods ended March 30, 2018 and March 31, 2017, and as of and for the fiscal years ended December 28, 2018 and December 29, 2017, are indicated as being as of and for the periods ended March 31, 2018 and March 31, 2017, and the years ended December 31, 2018 and December 31, 2017, respectively. Similarly, references in this report to the first day of the fiscal year ended December 28, 2018 are indicated as being as of January 1, 2018.
Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any future period. These Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the SEC on February 26, 2018.
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
All of our long-lived assets are located in the U.S. See “Note 2. Revenues” for enterprise-wide disclosures about product sales, revenues from major customers and by geographic region.

Use of Estimates
The preparation of the accompanying Condensed Consolidated Financial Statements conforms to accounting principles generally accepted in the U.S. which requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to: those related to revenue recognition, including determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price of performance obligations, and variable consideration such as rebates, chargebacks, sales returns and sales allowances as well as milestones included in collaboration arrangements; the amounts of revenues and expenses under our profit and loss sharing agreement; recoverability of inventory; the accrual for certain liabilities including accrued clinical trial liability; and valuations of awards used to determine stock-based compensation. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Reclassifications
Certain prior period amounts on the accompanying Condensed Consolidated Financial Statements have been reclassified to conform to current period presentation.
Restricted Cash
In January 2018, we adopted Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was adopted using the retrospective transition method in the accompanying Condensed Consolidated Financial Statements.
As a result of the adoption of ASU 2016-18, we no longer include purchases of restricted cash and proceeds from maturities of restricted cash in our cash flows from investing activities. The adoption of ASU 2016-18 did not impact the Net cash provided by investing activities for the three months ended March 31, 2017.
See “Note 4. Cash and Investments - Cash, Cash Equivalents and Restricted Cash” for a reconciliation of cash and cash equivalents presented in our previously published Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and Cash, cash equivalents and restricted cash reported in the accompanying Condensed Consolidated Statements of Cash Flows for the same period.
Revenue
Recently Adopted Accounting Pronouncements
On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606) (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for the three months ended March 31, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under previous revenue recognition guidance, Accounting Standards Codification Topic 605: Revenue Recognition (“Topic 605”).

The adoption of Topic 606 did not have an impact on our recognition of revenue from product sales. We recorded a net reduction of $258.5 million to opening accumulated deficit as of January 1, 2018, due to the cumulative impact of adopting Topic 606, with the impact primarily relating to a change in the recognition of upfront and non-substantive milestone payments received related to our collaboration arrangements with Ipsen Pharma SAS (“Ipsen”) and Takeda Pharmaceutical Company Ltd. (“Takeda”). The impact of the adoption of Topic 606 on contract assets, contract liabilities and accumulated deficit balances as of January 1, 2018 was as follows (in thousands):

	December 31, 2017	Adjustments Due to the Adoption of Topic 606	January 1, 2018
Contract assets: unbilled collaboration revenue, gross:
Current portion	$—	$9,588	$9,588
Long-term portion	$—	$12,247	$12,247
Contract liabilities: deferred revenue, gross:
Current portion	$31,984	$(23,591)	$8,393
Long-term portion	$238,520	$(213,079)	$25,441
Accumulated deficit	$(1,829,172)	$258,505	$(1,570,667)
The adjustments due to the adoption of Topic 606 primarily related to a reduction in deferred revenue driven by the allocation of the transaction price to our license performance obligations in the Ipsen and Takeda collaborations, which were determined to be functional intellectual property that was transferred at a point in time and as a result, revenue was recorded at a point in time. Previously under Topic 605, revenue related to the upfront payments and one non-substantive milestone payment earned 2016 had been deferred over the estimated period of performance pursuant to the terms of the contract. Contract assets as of January 1, 2018 primarily related to estimated revenue for reimbursements for our continuing research and development services and the $10.0 million milestone from Ipsen’s filing with the European Medicines Agency (“EMA”) for cabozantinib, as a treatment for patients with previously treated advanced hepatocellular carcinoma (“HCC”), that was deemed probable under Topic 606 prior to January 1, 2018. Deferred revenue as of January 1, 2018 is related to the up-front, nonrefundable, fees and milestones earned that were allocated to our research and development services performance obligation which had not been satisfied as of that date. Contract assets and liabilities are netted by collaboration agreement on our Condensed Consolidated Balance Sheets; however, for illustration purposes the above amounts are shown prior to netting.
The impact of the adoption of Topic 606 on our Condensed Consolidated Balance Sheet and Statement of Operations as of and for the period ended March 31, 2018 was as follows (in thousands):

	March 31, 2018
	As Reported	Balances Without the Adoption of Topic 606	Effect of Adoption Higher / (Lower)
Unbilled collaboration revenue	$31,844	$—	$31,844
Current portion of deferred revenue	$—	$30,288	$(30,288)
Other current liabilities	$17,711	$16,820	$891
Long-term portion of deferred revenue	$3,177	$230,948	$(227,771)
Accumulated deficit	$(1,454,810)	$(1,743,822)	$289,012

	Three Months Ended March 31, 2018
	As Reported	Balances Without the Adoption of Topic 606	Effect of Adoption Higher / (Lower)
Collaboration revenues	$78,074	$46,676	$31,398
Total revenues	$212,346	$180,948	$31,398
Income before income taxes	$118,371	$86,973	$31,398
Provision for income taxes	$2,514	$1,623	$891
Net income	$115,857	$85,350	$30,507
Net income per share, basic	$0.39	$0.29	$0.10
Net income per share, diluted	$0.37	$0.27	$0.10
Collaboration revenues recognized for the three months ended March 31, 2018 in accordance with Topic 606 included $45.8 million in revenue relating to a $50.0 million milestone from Ipsen for the approval of cabozantinib for the first-line treatment of advanced RCC that would not have been recognized under Topic 605. If we had not adopted Topic 606, we would have recognized a $10.0 million milestone during the three months ended March 31, 2018 upon the validation of Ipsen’s filing with the EMA for cabozantinib as a treatment for patients with previously treated advanced HCC that was not recognized under Topic 606. The adoption of Topic 606 also resulted in a reduction of previously deferred revenue that was recorded as part of our adoption transition adjustment as of January 1, 2018.
Topic 606 supersedes all previous revenue recognition requirements in accordance with generally accepted accounting principles. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration to which the entity is entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration it is entitled to in exchange for the goods or services we transfer to the customer.
Net Product Revenues
We sell our products principally to specialty distributors and specialty pharmacy providers, or collectively, our Customers. These Customers subsequently resell our products to health care providers and patients. In addition to distribution agreements with Customers, we enter into arrangements with health care providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of our products. Revenues from product sales are recognized when the Customer obtains control of our product, which occurs at a point in time, typically upon delivery to the Customer.
Product Sales Discounts and Allowances
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts, chargebacks, rebates, co-pay assistance, returns and other allowances that are offered within contracts between us and our Customers, health care providers, payors and other indirect customers relating to the sales of our products. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than a Customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecast customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenues and earnings in the period such variances become known.

Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from a specialty distributor. Contracted customers, which currently consist primarily of Public Health Service institutions, non-profit clinics, Federal government entities purchasing via the Federal Supply Schedule and Group Purchasing Organizations, and health maintenance organizations, generally purchase the product at a discounted price. The specialty distributor, in turn, charges back to us the difference between the price initially paid by the specialty distributor and the discounted price paid to the specialty distributor by the customer. The allowance for chargebacks is based on an estimate of sales to contracted customers.
Discounts for Prompt Payment: Our Customers in the U.S. receive a discount of 2% for prompt payment. We expect our Customers will earn 100% of their prompt payment discounts and, therefore, we deduct the full amount of these discounts from total product sales when revenues are recognized.
Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program and other government programs. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid. The allowance for rebates is based on statutory discount rates and expected utilization. Our estimates for the expected utilization of rebates are based on customer and payer data received from the specialty pharmacies and distributors and historical utilization rates. Rebates are generally invoiced by the payer and paid in arrears, such that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s shipments to our customers, plus an accrual balance for known prior quarter’s unpaid rebates. If actual future rebates vary from estimates, we may need to adjust our accruals, which would affect net product revenues in the period of adjustment.
Allowances for rebates also include the Medicare Part D Coverage Gap. In the U.S., the Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for expected Medicare Part D coverage gap are based on customer and payer data received from specialty pharmacies and distributors and historical utilization rates. Funding of the coverage gap is invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarters’ shipments to patients, plus an accrual balance for known prior quarter’s unpaid claims. If actual future funding varies from estimates, we may need to adjust our accruals, which would affect net product revenues in the period of adjustment.
Co-payment Assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue a liability for co-payment assistance based on actual program participation and estimates of program redemption using customer data provided by the specialty pharmacies and distributors.
Other Customer Credits: We pay fees to our Customers for account management, data management and other administrative services. To the extent the services received are distinct from the sale of products to the Customer, these payments are classified in Selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.
Collaboration Revenues
We enter into collaboration arrangements, under which we license certain rights to our intellectual property to third parties. The terms of these arrangements typically include payment to us for one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for product supply; development cost reimbursements; profit sharing arrangements; and royalties on net sales of licensed products. Except for profit sharing arrangements, each of these payment types are within the scope of Topic 606. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. These key assumptions may include forecast revenues, clinical development timelines and costs, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.
Up-front License Fees: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from nonrefundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-

front fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
Milestone Payments: At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not considered probable of being earned until uncertainty associated with the approvals has been resolved. The transaction price is then allocated to each performance obligation, on a relative standalone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of earning such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect Collaboration revenues and earnings in the period of adjustment.
Product Supply Services: Arrangements that include a promise for future supply of drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations.
Development Cost Reimbursements: Our Ipsen and Takeda arrangements include promises of future clinical development and drug safety services, as well as participation on certain joint committees. We have determined that these services collectively are distinct from the license provided to each partner and as such, these promises are accounted for as a separate performance obligation recorded over time. We record revenue for these services as the performance obligations are satisfied, which we estimate using internal development costs incurred and projections through the term of the arrangements.
Profit Sharing Arrangements: Under the terms of our collaboration agreement with Genentech for cobimetinib, we are entitled to a share of U.S. profits and losses received in connection with commercialization of cobimetinib. We are also entitled to low double-digit royalties on ex-U.S. net sales. We account for such arrangements in accordance with Accounting Standards Codification Topic 808, Collaborative Arrangements (“Topic 808”). We have determined that we are an agent under the agreement and therefore revenues are recorded net of costs incurred. We record U.S. profits and losses under the collaboration agreement in the period earned based on our estimate of those amounts. Historically, we have not recognized a profit for any annual period from the commercialization of cobimetinib in the U.S. Until we recognize or expect to recognize an annual profit under the agreement, losses are recognized as Selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations.
Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, the license is deemed to be the predominant item to which the royalties relate and we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), (“ASU 2016-02”). Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. ASU 2016-02 will require a right-of-use asset to be recognized on the balance sheet for both types of leases. ASU 2016-02 also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-02 must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We currently expect to early adopt this standard in the second quarter of 2018. Based on our initial evaluation of the impact of ASU 2016-02 on our build-to-suit lease of office and research facilities located in Alameda, California, we expect that the amount we have capitalized as Property and equipment related to the building shells, will be derecognized upon the adoption of ASU 2016-02. Upon adoption of ASU 2016-02 we will also be required to recognize a right-of-use asset and lease liability related to this lease. The adoption of ASU 2016-02 could also change the nature of future expenses related to the build-to-suit lease, reducing future depreciation and interest expense, which would be offset by an increase in lease expense. We are continuing to assess the impact of ASU No. 2016-02 on our consolidated financial statements.
In January 2018, the FASB issued the exposure document Proposed Accounting Standards Update—Leases (Topic 842): Targeted Improvements. In issuing this exposure draft, the FASB proposes allowing another transition method for ASU 2016-02, which would allow the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This Proposed Accounting Standards Update, if issued as a final ASU by the FASB, could impact our method of adoption of ASU 2016-02.
NOTE 2. REVENUES
Revenues by disaggregated category were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Product revenues:
Gross product revenues	$159,436	$77,959
Discounts and allowances	(25,164)	(9,082)
Net product revenues	134,272	68,877
Collaboration revenues:
License revenues (1)	69,030	11,214
Research and development services revenues (2)	10,099	1,132
Product supply revenues, net	(1,055)	(336)
Total collaboration revenues	78,074	12,010
Total revenues	$212,346	$80,887
____________________

(1)
License revenues for the three months ended March 31, 2018 included revenues related to the portion of two milestones that were allocated to the transfer of intellectual property licenses and were fully recognized in the current period and royalty revenue from Ipsen and Genentech. License revenues for the three months ended March 31, 2017 included the recognition of deferred revenues from upfront payments and a non-substantive milestone that were being amortized over various periods, royalty revenues from Ipsen and Genentech and one milestone. Upon the adoption of Topic 606, the allocation of proceeds from our collaboration partners between licenses and research and development services as well as the timing of recognition has changed. Therefore, among other changes, as of January 1, 2018, the portion of proceeds allocated to intellectual property licenses for our Ipsen and Takeda collaboration agreements are recognized immediately and license revenues no longer includes revenues related to the amortization of deferred revenue.

(2)
Research and development services revenues for three months ended March 31, 2018 included the recognition of deferred revenue for the portion of the upfront payments and milestones that were allocated to the research and development services which are being amortized through early 2030, as well as development cost reimbursements earned on our collaboration agreements. As described above, we did not allocate any of our upfront payments or milestones to research and development services prior to the adoption of Topic 606 and therefore research and development services revenues for the three months ended March 31, 2017 included only development cost reimbursements earned on our collaboration agreements.

During the three months ended March 31, 2018, net product revenues and license revenues related to goods transferred at a point in time and research and development services revenues related to services performed over time. Product supply revenues, net, which include the royalty payable to GlaxoSmithKline (“GSK”) on net sales by Ipsen, were recorded in accordance with Topic 808 for all periods presented. Our remaining revenues were recorded in accordance with Topic 606 during 2018 and Topic 605 in prior periods.
Net product revenues disaggregated by product were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
CABOMETYX	$128,934	$62,359
COMETRIQ	5,338	6,518
Net product revenues	$134,272	$68,877

Total revenues disaggregated by significant customer were as follows (dollars in thousands):

	Three Months Ended March 31,
	2018		2017
	Dollars	Percent of total	Dollars	Percent of total
Ipsen	$53,809	25%	$4,530	6%
Caremark L.L.C.	$26,388	12%	$13,819	17%
Affiliates of McKesson Corporation	$21,331	10%	$11,278	14%
Diplomat Specialty Pharmacy	$20,147	9%	$19,850	25%
Accredo Health, Incorporated	$18,286	9%	$9,440	12%
Total revenues disaggregated by geographic region were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
U.S.	$135,620	$73,675
Europe	$53,809	$4,530
Rest of the world	$22,917	$2,682
Net product revenues are attributed to regions based on the ship-to location. Collaboration revenues are attributed to regions based on the location of our collaboration partners’ headquarters.
Product Sales Discounts and Allowances
The activities and ending reserve balances for each significant category of discounts and allowances (which constitute variable consideration) were as follows (in thousands):

	Chargebacks and Discounts for Prompt Payment	Other Customer Credits/Fees and Co-pay Assistance	Rebates	Returns	Total
Balance at December 31, 2017	$1,928	$1,795	$5,770	$—	$9,493
Provision related to sales made in:
Current period	14,475	4,197	6,625	—	25,297
Prior periods	(331)	—	199	—	(132)
Payments and customer credits issued	(13,556)	(3,294)	(3,303)	—	(20,153)
Balance at March 31, 2018	$2,516	$2,698	$9,291	$—	$14,505
Chargebacks and discounts for prompt payment are recorded as a reduction of trade receivables and the remaining reserve balances are classified as Other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

Contract Assets and Liabilities
We receive payments from our licensees based on billing schedules established in each contract. Amounts are recorded as accounts receivable when our right to consideration is unconditional. Upfront and milestone payments may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements and are recorded as deferred revenue upon receipt or when due. We may also recognize revenue in advance of the contractual billing schedule and such amounts are recorded as unbilled collaboration revenue when recognized. Changes in our contract assets and liabilities under Topic 606 were as follows (in thousands):

	Contract Assets: Unbilled Collaboration Revenue		Contract Liabilities: Deferred Revenue
	Current Portion	Long-term Portion	Current Portion	Long-term Portion
Balance at December 31, 2017	$—	$—	$31,984	$238,520
Adoption of Topic 606	9,588	12,247	(23,591)	(213,079)
Balance at January 1, 2018	9,588	12,247	8,393	25,441
Increases as a result of a change in transaction price and recognition of revenues as services are performed	46,006	1,166	—	—
Transfer to receivables from contract assets recognized at the beginning of the period	(9,159)	—	—	—
Increases as a result of the deferral of milestones earned in period, excluding amounts recognized as revenue	—	—	173	666
Revenue recognized that was included in the contract liability balance at the beginning of the period	—	—	(3,492)	—
Other adjustments (1)	(14,591)	(13,413)	(5,074)	(22,930)
Balance at March 31, 2018	$31,844	$—	$—	$3,177
____________________

(1)	Includes reclassification of deferred revenue from long-term to current and adjustments made due to netting of contract assets and liabilities by collaboration agreement.
During the three months ended March 31, 2018, we recognized $71.3 million in revenues under Topic 606 for performance obligations satisfied in previous periods. Such revenues primarily related to milestone and royalty payments allocated to our license performance obligations of our collaborations with Ipsen and Daiichi Sankyo Company, Limited (“Daiichi Sankyo”).
NOTE 3. COLLABORATION AGREEMENTS
From time to time, we enter into collaborative arrangements for the development, manufacture and/or commercialization of products and/or product candidates. These collaborations generally provide for non-refundable up-front license fees, development and commercial performance milestone payments, payments for product supply, development cost reimbursements, royalty payments and/or profit sharing. See “Note 2. Revenues” for information on collaboration revenues recognized during the three months ended March 31, 2018 and 2017.
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

In consideration for the exclusive license and other rights contained in the collaboration agreement, including commercialization rights in Canada, Ipsen paid us aggregate upfront payments of $210.0 million. As of December 31, 2017 we had earned various milestones totaling $125.0 million. During the three months ended March 31, 2018 we earned an additional $10.0 million milestone upon Ipsen’s filing with the EMA for cabozantinib as a treatment for patients with previously treated advanced HCC.
We are also eligible to receive future development and regulatory milestone payments, totaling up to an additional $199.0 million, including a $40.0 million milestone upon the EMA’s approval of cabozantinib as a treatment for patients with previously treated advanced HCC, a $50.0 million milestone upon the EMA’s approval of cabozantinib as a first-line treatment of advanced RCC and additional milestone payments for other future indications and/or jurisdictions. The collaboration agreement also provides that we will be eligible to receive contingent payments of up to $545.5 million associated with the achievement of specified levels of Ipsen sales to end users. We will also receive royalties on net sales of cabozantinib by Ipsen outside of the U.S. and Japan. Excluding Ipsen sales in Canada, we received a 2% royalty on the initial $50.0 million of net sales, which was achieved in the fourth quarter of 2017, and are entitled to receive a 12% royalty on the next $100.0 million of net sales, and following this initial $150.0 million of net sales, we are then entitled to receive a tiered royalty of 22% to 26% on annual net sales. These tiers will reset each calendar year. In Canada, we are entitled to receive a tiered royalty of 22% on the first Can$30.0 million of annual net sales and a tiered royalty thereafter, up to 26% on annual net sales; these tiers will also reset each calendar year.
We are primarily responsible for funding cabozantinib-related development costs for those trials in existence at the time we entered into the collaboration agreement with Ipsen; global development costs for additional trials are shared between the parties, with Ipsen reimbursing us for 35% of such costs, provided Ipsen chooses to opt into such trials. In accordance with the collaboration agreement, Ipsen has opted into and is co-funding: CheckMate 9ER, the phase 3 pivotal trial evaluating the combination of cabozantinib with nivolumab versus sunitinib in patients with previously untreated, advanced or metastatic RCC being conducted in collaboration with Bristol-Myers Squibb Company (“BMS”); CheckMate 040, the phase 1/2 study evaluating the combination of cabozantinib with nivolumab in patients with both previously treated and previously untreated advanced HCC being conducted in collaboration with BMS (though Ipsen will not be co-funding the triplet arm of the study evaluating cabozantinib with nivolumab and ipilimumab); and the phase 1b trial evaluating cabozantinib in combination with atezolizumab in locally advanced or metastatic solid tumors being conducted in collaboration with the Roche Group.
We remain responsible for the manufacture and supply of cabozantinib for all development and commercialization activities under the collaboration agreement. In connection with the collaboration agreement, we entered into a supply agreement with Ipsen to supply finished, labeled drug product to Ipsen for distribution in the territories outside of the U.S. and Japan for the term of the collaboration agreement. The product will be supplied at our cost, as defined in the agreement, which excludes the 3% royalty we are required to pay GSK on Ipsen’s net sales of any product incorporating cabozantinib.
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
We identified the following performance obligations under the collaboration agreement with Ipsen: (1) an exclusive license for the commercialization and further development of cabozantinib, as described above; and (2) research and development services which includes certain committed studies for the development of cabozantinib, pharmacovigilance services and participation on the joint steering and development committees (as defined in the collaboration agreement).
We evaluated the collaboration agreement with Ipsen under Topic 606 as of January 1, 2018. Based on the evaluation as of that date, the up-front, nonrefundable fees, the milestones earned and royalties earned as of December 31, 2017, the $10.0 million milestone we expected to earn in the first quarter of 2018 upon Ipsen’s filing with the EMA for cabozantinib as a treatment for patients with previously treated advanced HCC, and the estimated reimbursements for our research and development services performance obligation constituted the amount of the consideration to be included in the transaction price. The transaction price was allocated to the performance obligations identified based on our best estimate of the relative standalone selling price. Other than the $10.0 million HCC filing milestone discussed above, variable consideration related to regulatory and development milestones not previously recognized was constrained due to the fact that it was not probable that a significant reversal of cumulative revenue would not occur, given the inherent uncertainty of success with these milestones. Any variable consideration related to sales based milestones, including royalties, will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license transferred to Ipsen and therefore is recognized at the later of when the performance obligation is satisfied or the related sales occur. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Revenues for our research and development services performance obligation are being recognized using the inputs method based on our internal development projected cost estimates through early 2030, which is the current estimated patent expiration of cabozantinib in the European Union. Revenues related to our license performance obligation are recorded immediately as our license represents functional intellectual property that was transferred at a point in time, upon execution of the collaboration agreement. As of March 31, 2018, $54.0 million of the transaction price allocated to our research and development services performance obligation had not been satisfied.
As of March 31, 2018, we determined that we expect to earn a $50.0 million milestone in the second quarter of 2018 for the approval of cabozantinib for the first-line treatment of advanced RCC by the European Commission (“EC”). The determination was made following the Committee for Medicinal Products for Human Use’s (“CHMP”) positive opinion of cabozantinib for the first-line treatment of advanced RCC. The positive CHMP opinion is being reviewed by the EC as part of their approval process. Our determination that we expect to earn that $50.0 million milestone resulted in a change in the overall transaction price of the collaboration agreement, as it was probable that a significant reversal of cumulative revenue would not occur, triggering recognition of $45.8 million in additional collaboration revenues during the three months ended March 31, 2018 which was recorded as Unbilled collaboration revenue as of March 31, 2018. The remaining portion of the milestone will be recorded as we continue to satisfy our research and development services performance obligation and once we have an unconditional right to payment, upon approval of cabozantinib for the first-line treatment of advanced RCC by the EC.
As of March 31, 2018, the net contract asset for the collaboration agreement with Ipsen was $31.8 million, which was included in current Unbilled collaboration revenue on the accompanying Condensed Consolidated Balance Sheets.
Collaboration revenues under the collaboration agreement with Ipsen were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Ipsen collaboration revenues	$53,809	$4,530
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
Takeda is responsible for 20% of the costs associated with the global cabozantinib development plan’s current and future trials, provided Takeda opts into such trials, and 100% of costs associated with the cabozantinib development activities that are exclusively for the benefit of Japan. In accordance with the collaboration agreement, Takeda has opted into and is co-funding CheckMate 9ER, the phase 3 pivotal trial evaluating the combination of cabozantinib with nivolumab versus sunitinib in patients with previously untreated, advanced or metastatic RCC being conducted in collaboration with BMS.
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
We identified the following performance obligations under the collaboration agreement with Takeda: (1) an exclusive license for the commercialization and further development of cabozantinib, as described above; and (2) research and development services which includes certain committed studies for the development of cabozantinib, pharmacovigilance services and participation on the joint executive and development committees (as defined in the collaboration agreement).
We evaluated the collaboration agreement with Takeda under Topic 606 as of January 1, 2018. Based on the evaluation as of that date, the up-front, nonrefundable fees and the estimated reimbursements for our research and development services performance obligation constituted the amount of the consideration to be included in the transaction price. The transaction price was allocated to the performance obligations identified based on our best estimate of the relative standalone selling price. Variable consideration related to regulatory and development milestones not previously recognized was constrained due to the fact that it was not probable that a significant reversal of cumulative revenue would not occur, given the inherent uncertainty of success with these milestones. Any variable consideration related to sales based milestones, including royalties, will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license transferred to Takeda and therefore is recognized at the later of when the performance obligation is satisfied or the related sales occur. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Revenues for our research and development services performance obligation are being recognized using the inputs method based on our internal development projected cost estimates through early 2030, which is the current estimated patent expiration of cabozantinib in Japan. Revenues related to our license performance obligation are recorded immediately as our license represents functional intellectual property that was transferred at a point in time, upon execution of the collaboration agreement. As of March 31, 2018, $28.7 million of the transaction price allocated to our research and development services performance obligation had not been satisfied.
As of March 31, 2018, the net contract liability for the collaboration agreement with Takeda was $3.2 million, which was included in Long-term deferred revenue on the accompanying Condensed Consolidated Balance Sheets.
Collaboration revenues under the collaboration agreement with Takeda were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Takeda collaboration revenues	$2,917	$2,682
Genentech Collaboration
Royalty revenues on ex-U.S. sales and our share of the profits and losses recognized in connection with COTELLIC’s commercialization in the U.S. were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Royalty revenues on ex-U.S. sales	$1,349	$2,298
Profits and losses on U.S. commercialization	$1,373	$(626)
The royalty revenues on ex-U.S. sales were included in Collaboration revenues. Royalty revenues from the collaboration agreement with Genentech are based on amounts reported to us by our collaboration partner and are recorded when such information becomes available to us; beginning in the first quarter of 2017 such information became available in the current quarter and for 2016 such information was not available until the following quarter, meaning that through December 31, 2016 we recorded royalty revenues on a one quarter lag. As a result of this change, royalty revenues for the three months ended March 31, 2017 included $1.1 million in royalty revenues for sales in the fourth quarter of 2016 and $1.2 million in royalty revenues for sales in the first quarter of 2017.
Profits and losses on the U.S. commercialization of COTELLIC were included in Selling, general and administrative expenses in our Condensed Consolidated Statements of Operations; we are including the profit for the three months ended March 31, 2018 in Selling, general and administrative expenses as we are expecting an overall loss for the year ended December 31, 2018.
GlaxoSmithKline Collaboration
Royalties accruing to GSK in connection with the sales of COMETRIQ and CABOMETYX are included in Cost of goods sold for net sales by us and as a reduction of Collaboration revenues for net sales by Ipsen on the accompanying Condensed Consolidated Statements of Operations. Such royalties were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Royalties accruing to GSK	$5,125	$2,737
StemSynergy Collaboration
In January 2018, we entered into an exclusive collaboration and license agreement with StemSynergy Therapeutics, Inc. (“StemSynergy”) for the discovery and development of novel oncology compounds targeting Casein Kinase 1 alpha (“CK1α”) a component of the Wnt signaling pathway implicated in key oncogenic processes. Under the terms of the agreement, we will partner with StemSynergy to conduct preclinical and clinical studies with compounds targeting CK1α. We paid StemSynergy an upfront payment of $3.0 million for initial research and development funding and StemSynergy is eligible to receive up to an additional $3.5 million of such funding. The $3.0 million payment we made during the three months ended March 31, 2018 is included in Research and development expenses in our Condensed Consolidated Statements of Operations. StemSynergy will also be eligible for up to $56.5 million in milestones for the first product to emerge from the collaboration, including preclinical and clinical development and regulatory milestone payments, commercial milestones, as well as single-digit royalties on worldwide sales. We will be solely responsible for the commercialization of products that arise from the collaboration.

Other Collaborations
For a description of our other existing collaboration agreements, see “Note 2. Collaboration Agreements” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 26, 2018.
We have determined that each of our other existing collaboration agreements have one performance obligation, the delivery of an intellectual property license to each collaboration partner, which was satisfied for all such agreements prior to the adoption of Topic 606. As a result, any consideration earned and received from these collaborations will be recognized immediately as the licenses we provided represent functional intellectual property that was transferred at a point in time prior to the adoption of Topic 606, when the agreements were executed. Potential variable consideration for these collaborations related to regulatory and development milestones was constrained due to the fact that it was not probable that a significant reversal of cumulative revenue would not occur, given the inherent uncertainty of success with these milestones. Any variable consideration related to sales based milestones, including royalties, will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the licenses transferred and therefore are recognized at the later of when the performance obligation is satisfied or the related sales occur.
In February 2018 we earned a $20.0 million milestone, which is included in Collaboration revenues during the three months ended March 31, 2018, upon Daiichi Sankyo’s submission of a regulatory application to the Japanese Pharmaceutical and Medical Devices Agency for esaxerenone as a treatment for patients with essential hypertension.
NOTE 4. CASH AND INVESTMENTS
Cash, Cash Equivalents and Restricted Cash
A reconciliation of Cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the amount reported within the Condensed Consolidated Statements of Cash Flows was as follows (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Cash and cash equivalents	$232,331	$183,164	$183,179	$151,686
Restricted cash included in short-term restricted cash and investments	504	504	—	—
Restricted cash included in long-term restricted cash and investments	1,500	4,646	4,150	4,150
Cash, cash equivalents, and restricted cash as reported within the Condensed Consolidated Statements of Cash Flows	$234,335	$188,314	$187,329	$155,836
Restricted cash includes certificates of deposit used to collateralize letters of credit and, in prior periods, a purchasing card program. See “Note 11. Commitments” for a description of the collateral requirements for our letters of credit and the purchasing card program.
Investments Available-for-sale
Investments by security type were as follows; the amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$55,241	$—	$—	$55,241
Commercial paper	237,067	—	—	237,067
Corporate bonds	191,361	13	(843)	190,531
U.S. Treasury and government sponsored enterprises	21,490	—	(57)	21,433
Total	$505,159	$13	$(900)	$504,272

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$45,478	$—	$—	$45,478
Commercial paper	199,647	—	—	199,647
Corporate bonds	179,336	18	(332)	179,022
U.S. Treasury and government sponsored enterprises	16,295	—	(32)	16,263
Total	$440,756	$18	$(364)	$440,410
Gains and losses on the sales of investments available-for-sale were nominal during both the three months ended March 31, 2018 and 2017.
The fair value of and gross unrealized losses on investments available-for-sale in an unrealized loss position were as follows (in thousands):

	March 31, 2018
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$167,459	$(822)	$9,077	$(21)	$176,536	$(843)
U.S. Treasury and government sponsored enterprises	17,000	(52)	2,655	(5)	19,655	(57)
Total	$184,459	$(874)	$11,732	$(26)	$196,191	$(900)

	December 31, 2017
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$140,746	$(296)	$20,047	$(36)	$160,793	$(332)
U.S. Treasury and government sponsored enterprises	13,611	(23)	2,651	(9)	16,262	(32)
Total	$154,357	$(319)	$22,698	$(45)	$177,055	$(364)
There were 150 and 134 investments in an unrealized loss position as of March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018 and 2017 we did not record any other-than-temporary impairment charges on our available-for-sale securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk, but were primarily associated with changes in interest rates. Based on the scheduled maturities of our investments and our determination that it was more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis, we concluded that the unrealized losses in our investment securities were not other-than-temporary.
The fair value of cash equivalents and investments by contractual maturity were as follows (in thousands):

	December 31,
	2018	2017
Maturing in one year or less	$410,062	$377,155
Maturing after one year through five years	94,210	63,255
Total	$504,272	$440,410

NOTE 5. INVENTORY
Inventory consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$1,937	$498
Work in process	3,726	3,997
Finished goods	2,977	2,854
Total	$8,640	$7,349

Balance Sheet classification:
Inventory	$7,563	$6,657
Other long-term assets	1,077	692
Total	$8,640	$7,349
A portion of the manufacturing costs for inventory was incurred prior to regulatory approval of CABOMETYX and COMETRIQ and therefore was expensed as research and development costs when those costs were incurred, rather than capitalized as inventory. As of both March 31, 2018 and December 31, 2017 our inventory includes $0.4 million of materials that were previously expensed.
Write-downs related to excess and expiring inventory are charged to either Cost of goods sold or the cost of supplied product included in Collaboration revenues. Such write-downs were $0.5 million for the three months ended March 31, 2017. There were no such write-downs for the three months ended March 31, 2018.
Inventory expected to be used or sold in periods more than 12 months from the date presented is classified as Other long-term assets on the accompanying Condensed Consolidated Balance Sheets. As of both March 31, 2018 and December 31, 2017, the non-current portion of inventory consisted of finished goods.
NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Computer equipment and software	$14,772	$14,146
Laboratory equipment	5,959	5,959
Leasehold improvements	4,715	4,715
Furniture and fixtures	1,609	1,609
Construction in progress	41,528	22,114
	68,583	48,543
Less: accumulated depreciation and amortization	(23,171)	(22,800)
Property and equipment, net	$45,412	$25,743
Depreciation expense was $0.4 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.
Build-to-Suit Lease
On May 2, 2017, we entered into a Lease Agreement (the “Lease”) with Ascentris 105, LLC (“Ascentris”), to lease 110,783 square feet of space in office and research facilities located at 1851, 1801, and 1751 Harbor Bay Parkway, Alameda, California (the “Premises”). On October 16, 2017, we executed an amendment to the Lease for 19,778 square feet of additional space located at the Premises with terms consistent with the original Lease. For a description of the Lease, see “Note 12. Commitments” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 26, 2018.

In connection with the Lease, we received a tenant improvement allowance of $7.7 million from Ascentris, for the costs associated with the design, development and construction of tenant improvements for the Premises. We are obligated to fund all costs incurred in excess of the tenant improvement allowance and to certain indemnification obligations related to the construction activities. We evaluated our involvement during the construction period and determined the scope of the tenant improvements on portions of the Premises, including the building shells, did not qualify as “normal tenant improvements” under Accounting Standards Codification Topic 840, Leases. Accordingly, for accounting purposes, we are the deemed to be the owner of such portions of the Premises during the construction period. As such, we will capitalize the construction costs as a build-to-suit property within Property and equipment, net, including the estimated fair value of the building shells that we are deemed to own at the lease inception date, as determined using a third-party appraisal. The capitalized construction costs also include the estimated tenant improvements incurred by Ascentris. Accordingly, we capitalized $14.5 million of costs related to the Lease in construction in progress as of May 2, 2017, with a corresponding build-to-suit lease obligation in Other long-term liabilities. As of March 31, 2018, we have capitalized an additional $26.8 million of construction in progress for tenant improvements related to the Premises. As of March 31, 2018 and December 31, 2017, we had also prepaid an additional $0.6 million and $11.1 million, respectively, for future constructions costs which is included in Other long-term assets on the accompanying Condensed Consolidated Balance Sheets.
NOTE 7. STOCK-BASED COMPENSATION
We recorded and allocated employee stock-based compensation expense for our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”) as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$3,033	$1,478
Selling, general and administrative	6,272	3,235
Total stock-based compensation	$9,305	$4,713
We have several equity incentive plans under which we have granted stock options and restricted stock units (“RSUs”) to employees, directors and consultants. At March 31, 2018, 19,972,317 shares were available for grant under our equity incentive plans.
We use the Black-Scholes Merton option pricing model to value our stock options and ESPP purchases. The weighted average grant-date fair value per share of our stock options and ESPP purchases was as follows:

	Three Months Ended March 31,
	2018	2017
Stock options	$11.52	$9.92
ESPP	$7.39	$3.71
The grant-date fair value of employee stock option grants and ESPP purchases was estimated using the following assumptions:

	Three Months Ended March 31,
	2018	2017
Stock options:
Risk-free interest rate	2.40%	1.62%
Dividend yield	—%	—%
Volatility	54%	64%
Expected life	4.0 years	4.0 years
ESPP:
Risk-free interest rate	1.53%	0.62%
Dividend yield	—%	—%
Volatility	53%	68%
Expected life	6 months	6 months

We considered our implied volatility and our historical volatility in developing our estimates of expected volatility. The assumptions for the expected life of stock options were based on historical exercise patterns and post-vesting termination behavior.
The fair value of RSUs was based on the closing price of the underlying common stock on the date of grant.
Stock option activity for the three months ended March 31, 2018 was as follows (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	22,208,446	$6.83
Granted	293,580	$25.72
Exercised	(288,196)	$6.69
Forfeited	(18,484)	$12.04
Options outstanding at March 31, 2018	22,195,346	$7.08	3.86 years	$339,631
Exercisable at March 31, 2018	16,497,014	$4.66	3.30 years	$288,535
As of March 31, 2018, $38.8 million of unrecognized compensation expense related to unvested stock options will be recognized over a weighted-average period of 2.47 years.
RSU activity for the three months ended March 31, 2018 was as follows (dollars in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
RSUs outstanding at December 31, 2017	3,762,990	$17.76
Awarded	146,790	$25.72
Vested and released	(197,884)	$6.30
Forfeited	(24,494)	$17.89
RSUs outstanding at March 31, 2018	3,687,402	$18.69	1.83 years	$81,676
As of March 31, 2018, $60.0 million of unrecognized compensation expense related to unvested RSUs will be recognized over a weighted-average period of 3.05 years.
NOTE 8. INCOME TAXES
Provision for income taxes was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Provision for income taxes	$2,514	$134
Provision for income taxes for the three months ended March 31, 2018 and 2017 primarily relates to state taxes for which we do not have net operating loss carry-forwards due to a limited operating history. Our historical losses are sufficient to fully offset our federal taxable income.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. The Tax Cuts and Jobs Act contained significant changes to corporate taxation, included among other items, a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%. Further guidance may be forthcoming from the FASB and the SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts. The Provision for income taxes for the three months ended March 31, 2018 did not reflect any adjustment to the impact of the Tax Cuts and Jobs Act enactment that we recorded during the year ended December 31, 2017.

NOTE 9. NET INCOME PER SHARE
The computation of basic and diluted net income per share was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$115,857	$16,700
Net income allocated to participating securities	—	(57)
Net income allocable to common stock for basic net income per share	115,857	16,643
Adjustment to net income allocated to participating securities	—	3
Net income allocable to common stock for diluted net income per share	$115,857	$16,646
Denominator:
Weighted-average shares of common stock outstanding used in computing basic net income per share	296,421	290,870
Dilutive securities:
Outstanding stock options, unvested RSUs and ESPP contributions	17,270	18,665
Weighted-average shares of common stock outstanding and dilutive securities used in computing diluted net income per share	313,691	309,535

Net income per share, basic	$0.39	$0.06
Net income per share, diluted	$0.37	$0.05
The two-year warrants to purchase an aggregate of 1,000,000 shares of our common stock issued in January 2014 (“2014 Warrants”) were participating securities. The warrant holders did not have a contractual obligation to share in our losses. The 2014 Warrants were fully exercised in September 2017. For a description of the 2014 Warrants, see “Note 7. Common Stock and Warrants” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 26, 2018.
Potentially dilutive shares of common stock not included in the computation of diluted net income per share because to do so would be anti-dilutive were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Outstanding stock options, unvested RSUs and ESPP contributions	1,907	1,396
Secured Convertible Notes due 2018 (“Deerfield Notes”)	—	33,890
Total potentially dilutive shares	1,907	35,286
The Deerfield Notes were repaid in June 2017.

NOTE 10. FAIR VALUE MEASUREMENTS
The classification of our financial assets within the fair value hierarchy that were measured and recorded at fair value on a recurring basis was as follows; the amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	March 31, 2018
	Level 1	Level 2	Total
Money market funds	$55,241	$—	$55,241
Commercial paper	—	237,067	237,067
Corporate bonds	—	190,531	190,531
U.S. Treasury and government sponsored enterprises	—	21,433	21,433
Total financial assets	$55,241	$449,031	$504,272

	December 31, 2017
	Level 1	Level 2	Total
Money market funds	$45,478	$—	$45,478
Commercial paper	—	199,647	199,647
Corporate bonds	—	179,022	179,022
U.S. Treasury and government sponsored enterprises	—	16,263	16,263
Total financial assets	$45,478	$394,932	$440,410
We did not have any financial liabilities measured and recorded at fair value on a recurring basis as of those dates. We did not have any financial assets or liabilities classified as Level 3 in the fair value hierarchy as of March 31, 2018 or December 31, 2017 and there were no transfers of financial assets or liabilities classified as Level 3 during the three months ended March 31, 2018 or 2017.
When available, we value investments based on quoted prices for those financial instruments, which is a Level 1 input. Our remaining investments are valued using third-party pricing sources, which use observable market prices, interest rates and yield curves observable at commonly quoted intervals for similar assets as observable inputs for pricing, which is a Level 2 input.
Our remaining financial assets and liabilities include Cash, Trade and other receivables, Unbilled collaboration revenue, Accounts payable, Accrued compensation and benefits, Accrued clinical trial liabilities, Accrued collaboration liabilities, Rebates and fees due to customers, and other current and long-term liabilities. Those financial assets and liabilities are carried at cost which approximates their fair values.
NOTE 11. COMMITMENTS
Letters of Credit
We obtained a standby letter of credit related to our South San Francisco lease with a credit limit of $0.5 million at both March 31, 2018 and December 31, 2017. We obtained standby letters of credit related to workers compensation insurance policies with a combined credit limit of $0.5 million at March 31, 2018 and $0.6 million at December 31, 2017. We obtained two standby letters of credit related to the Lease with Ascentris for a combined credit limit of $1.0 million at both March 31, 2018 and December 31, 2017. All of the letters of credit were fully collateralized by certificates of deposit. As of March 31, 2018, none of our letters of credit have been drawn upon.
As part of a purchasing card program, we were required to provide collateral in the form of certificates of deposit. The collateral requirement at December 31, 2017 was $3.0 million. During the three months ended March 31, 2018 we were notified that we had been released from this collateral requirement.
As of both March 31, 2018 and December 31, 2017, the certificate of deposit used to collateralize the standby letter of credit related to our South San Francisco lease was included in short-term restricted cash and investments and the certificates of deposit used to collateralize all other letters of credit and the purchase card program were included in long-term restricted cash and investments.

NOTE 12. SUBSEQUENT EVENT
On May 2, 2018, we entered into a license and collaboration agreement with Invenra, Inc. (“Invenra”), a privately-held company. Under the terms of the collaboration agreement, the parties will collaborate to discover and develop multispecific antibodies through the use of Invenra’s B-Body™ technology platform. Invenra will be responsible for antibody lead discovery and generation. We will lead Investigational New Drug enabling studies, manufacturing, clinical development in single-agent and combination therapy regimens, as well as future regulatory and commercialization activities. Also under the collaboration agreement, we will receive an exclusive, worldwide license to one preclinical asset (the “lead preclinical asset”), and pursue up to six additional discovery projects directed to three total discovery programs.
In consideration for the exclusive worldwide license and other rights contained in the collaboration agreement, we will pay Invenra an upfront payment of $2.0 million. Invenra is eligible to receive payments of up to $131.5 million based on the achievement of specific development and regulatory milestones for a product containing the lead preclinical asset in the first indication. Upon successful commercialization of a product, Invenra is eligible to receive global milestone payments up to $325.0 million if certain sales thresholds are achieved as well as single digit tiered royalties on net sales of the approved product. We also have the right to initiate six additional discovery projects for development subject to an upfront payment of $2.0 million for each project as well as additional global milestone payments and royalties for any products that arise from these discovery efforts.
Unless earlier terminated, the collaboration agreement has a term that continues, on a product-by-product and country-by-country basis, until the later of (i) ten years after the first commercial sale of such product in such country or (ii) expiration of patent claims covering the product in such country. We may terminate the collaboration agreement in its entirety or on a project-by-project basis at any time prior to commercialization, for any or no reason, upon thirty days’ written notice to Invenra. The collaboration agreement also may be terminated by either party for a material breach by the other, subject to notice and cure provisions.
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
This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this report and the financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission, or SEC, on February 26, 2018. Operating results are not necessarily indicative of results that may occur in future periods. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
Overview
We are a biotechnology company committed to the discovery, development and commercialization of new medicines to improve care and outcomes for people with cancer. Since our founding in 1994, three products discovered at Exelixis have progressed through clinical development, received regulatory approval, and entered the marketplace. Two are derived from cabozantinib, an inhibitor of multiple tyrosine kinases including MET, AXL, VEGF receptors, and RET: CABOMETYX® (cabozantinib) tablets approved for advanced renal cell carcinoma, or RCC; and COMETRIQ® (cabozantinib) capsules approved for progressive, metastatic medullary thyroid cancer, or MTC. The third product, COTELLIC® (cobimetinib) tablets, is an inhibitor of MEK, marketed under a collaboration agreement with Genentech, Inc. (a member of the Roche Group), or Genentech, and is approved as part of a combination regimen to treat advanced melanoma. Both cabozantinib and cobimetinib have shown potential in a variety of forms of cancer and are the subject of broad clinical development programs for multiple potential oncology indications.
CABOMETYX was approved by the U.S. Food & Drug Administration, or FDA, for previously treated patients with advanced RCC in April 2016, and then on December 19, 2017, approximately two months ahead of the assigned Prescription Drug User Fee Act action date, the FDA expanded CABOMETYX’s approval in this indication to include previously untreated patients with advanced RCC. We continue to be highly focused on optimizing the execution of this commercial launch in the U.S. through our commercial and medical affairs organizations and established distribution network.
To develop and commercialize CABOMETYX and COMETRIQ outside the U.S., we have entered into license agreements with Ipsen Pharma SAS, or Ipsen, and Takeda Pharmaceutical Company Ltd., or Takeda. Ipsen has been granted rights to cabozantinib outside of the U.S. and Japan, and Takeda has been granted rights to cabozantinib in Japan. Ipsen and Takeda also contribute financially and operationally to the further global development and commercialization of cabozantinib in other potential indications, and we are working closely with them on these activities.
Beyond our currently approved indications for advanced RCC and for MTC, we are pursuing other indications that have the potential to expand the number of cancer patients who could benefit from cabozantinib. Furthest advanced is our evaluation of CABOMETYX as a treatment for patients with previously treated advanced hepatocellular carcinoma, or HCC. On March 15, 2018, we submitted a supplemental New Drug Application, or sNDA, for cabozantinib in this indication to the FDA. The data in support of this filing are derived from CELESTIAL, our company-sponsored, global phase 3 trial comparing cabozantinib to placebo in patients with advanced HCC who had previously progressed on or were intolerant to sorafenib and up to one additional therapy. On October 16, 2017, we announced that at the time of the second planned interim analysis, the study’s independent data monitoring committee had recommended that CELESTIAL be stopped because it had met its primary endpoint, with cabozantinib providing a statistically significant and clinically meaningful improvement in overall survival compared to placebo. Safety data from the study were consistent with the established profile of cabozantinib. We believe that the available clinical data demonstrate that cabozantinib has the potential to be broadly active in cancer indications beyond those for which it is already approved. Accordingly, we are currently evaluating cabozantinib, both as a single agent and in combination with immune checkpoint inhibitors or other compounds, in a broad development program comprising over 70 ongoing or planned clinical trials across multiple indications. We, along with our clinical and commercial collaboration partners, sponsor some of the trials, and independent clinicians conduct the remaining trials through our Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute’s Cancer Therapy Evaluation Program, or NCI-CTEP, or our investigator sponsored trial, or IST, program.
We are particularly interested in examining cabozantinib’s potential in combination with immune checkpoint inhibitors to determine if such combinations further improve outcomes for patients. Building on preclinical and clinical observations that cabozantinib may promote a more immune-permissive tumor environment potentially resulting in the cooperative activity of cabozantinib in combination with these products, we are evaluating cabozantinib in combination with a variety of immune checkpoint inhibitors in multiple clinical trials. The most advanced of these combination studies includes a phase 3 pivotal trial evaluating cabozantinib in combination with nivolumab in previously untreated, advanced or metastatic RCC and a phase 1/2 trial evaluating cabozantinib in combination with nivolumab and in combination with both nivolumab and ipilimumab in patients with both previously treated and previously untreated advanced HCC. Both trials are in collaboration with Bristol-Myers Squibb Company, or BMS. As a further part of our clinical collaboration with BMS, we also plan to evaluate cabozantinib and nivolumab with or without ipilimumab in various other tumor types, including in bladder cancer. Diversifying our exploration of immunotherapy combinations, we have also initiated a phase 1b dose escalation study evaluating the safety and tolerability of cabozantinib in combination with The Roche Group’s, or Roche’s, atezolizumab in patients with locally advanced or metastatic solid tumors. Following the completion of the dose escalation portion of the study in the first quarter of 2018, the study began to enroll patients into tumor expansion cohorts including different therapeutic settings of RCC, urothelial cancer, or UC, non-small cell lung cancer, or NSCLC, and castration-resistant prostate cancer, or CRPC.
Genentech also continues to make significant progress with respect to the phase 3 clinical development program for our second approved cancer agent, cobimetinib. In December 2006, we licensed cobimetinib to Genentech and Genentech has been, and is, solely responsible for the product’s clinical development. Genentech is now conducting three phase 3 pivotal trials exploring the combination of cobimetinib with atezolizumab in colorectal carcinoma, or CRC, (IMblaze370), and BRAF wild type melanoma population (IMspire170), and the combination of cobimetinib with atezolizumab and vemurafenib in BRAF V600 mutant melanoma (IMspire150). Enrollment for IMblaze370 was completed in the first quarter of 2017, and Genentech has announced that top line results for the trial are expected during the first half of 2018. Additionally, the first patient for IMspire170 was enrolled in December 2017. Enrollment for IMspire150 was completed in April 2018. Should these trials prove positive and Genentech obtain regulatory approvals based on such positive results, we believe that cobimetinib could provide us with another meaningful source of revenue.
As we continue to work to maximize the clinical, therapeutic and commercial potential of cabozantinib and cobimetinib, we remain committed to building our product pipeline by discovering and developing new cancer therapies for patients. In this regard, we have resumed internal drug discovery efforts with the goal of identifying new product candidates to advance into clinical trials. Notably, these efforts are led by some of the same experienced scientists responsible for the discovery of cabozantinib and cobimetinib, which have been approved for commercialization by regulatory authorities, as well as other promising Exelixis compounds, many of which are in earlier stages of clinical and regulatory development pursuant to our collaborations with Daiichi Sankyo Company, Limited, or Daiichi Sankyo, Merck (known as MSD outside of the U.S. and Canada), BMS and Sanofi.
We are also focused on augmenting our product pipeline by in-licensing attractive, early-stage oncology assets and then further developing them utilizing our established clinical development infrastructure. In furtherance of this strategy, in January 2018, we entered into an exclusive global collaboration and license agreement with StemSynergy Therapeutics, Inc., or StemSynergy, for the discovery and development of novel oncology compounds aimed to inhibit tumor growth by targeting Casein Kinase 1 alpha, or CK1α, a component of the Wnt signaling pathway implicated in key oncogenic processes. Under the terms of this agreement, we will partner with StemSynergy to conduct preclinical and clinical studies with compounds targeting CK1α. Additionally, in May 2018, we entered into a global collaboration and license agreement with Invenra, Inc., or Invenra, to discover and develop multispecific antibodies through the use of Invenra’s B-Body™ technology platform. Under the terms of this agreement, Invenra will be responsible for antibody lead discovery and generation, while we will lead Investigational New Drug enabling studies, manufacturing, clinical development and future regulatory and commercialization activities. The agreement also provides that we will receive an exclusive, worldwide license to one preclinical asset and pursue up to six additional discovery projects directed to three total discovery programs.
First Quarter 2018 Business Updates and Financial Highlights
During the first quarter of 2018, we continued to execute on our commercial, development and financial objectives, generating significant revenue from operations and positioning the business to be able to maximize the clinical and commercial potential of CABOMETYX, COMETRIQ and COTELLIC and to expand the product pipeline. Significant business updates and financial highlights for the quarter and subsequent to quarter end include:
Business Updates

•
In January 2018, we announced an amendment to the protocol for the phase 1b trial of cabozantinib in combination with atezolizumab in patients with locally advanced or metastatic solid tumors. The amendment added four new expansion cohorts to the trial, which now includes patients with NSCLC and CRPC, in addition to previously included patients with RCC and UC.

•
In January 2018, we entered into an exclusive collaboration and license agreement with StemSynergy for the discovery and development of novel oncology compounds aimed to inhibit tumor growth by targeting CK1α.

•
In February 2018, we announced updated results from the NCI-CTEP-sponsored phase 1 trial of cabozantinib in combination with nivolumab, with or without ipilimumab, in patients with refractory genitourinary tumors. The updated results demonstrated an acceptable tolerability profile and high rates of durable responses in the previously treated metastatic UC and metastatic RCC cohorts.

•
In February 2018, updated data from a phase 2 IST of cabozantinib in patients with previously untreated radioiodine-refractory differentiated thyroid carcinoma, or DTC, were presented at the 2018 Multidisciplinary Head and Neck Cancers Symposium. Based on the encouraging efficacy results and manageable safety profile in this phase 2 trial and other prior phase 2 trials in previously treated DTC, we plan to initiate a phase 3 pivotal trial evaluating cabozantinib as a treatment for patients with advanced DTC in 2018.

•
In February 2018, we announced that our partner Daiichi Sankyo submitted its regulatory application for esaxerenone for an essential hypertension indication to the Japanese Pharmaceutical and Medical Devices Agency. The submission was based on the positive top-line results from ESAX-HTN, a phase 3 pivotal trial of esaxerenone, a product of the companies’ prior research collaboration, in patients with essential hypertension in Japan, which achieved its primary endpoint in September 2017. As a result of the submission, we received a $20.0 million milestone payment in March 2018 per the two companies’ collaboration agreement.

•	In March 2018, we completed the submission of an sNDA with the FDA for cabozantinib as a treatment for patients with previously treated advanced HCC.

•
In March 2018, Ipsen received a positive opinion from the Committee for Medicinal Products for Human Use, or CHMP, for CABOMETYX in adult patients with previously untreated, intermediate- or poor-risk advanced RCC.

•
In March 2018, Ipsen received validation from the European Medicines Agency, or EMA, for the application for variation to the CABOMETYX marketing authorization for the addition of a new indication in previously treated advanced HCC.

•
In April 2018, Maria C. Freire, Ph.D. was elected to our Board of Directors. Dr. Freire currently serves as President and Executive Director and as a member of the board of directors of the Foundation for the National Institutes of Health, an independent 501(c)(3) charitable organization established by Congress to support the National Institutes of Health by raising private funds for biomedical research and fostering partnerships and alliances around the world.

•
In April 2018, Roche confirmed that IMspire150, its phase 3 pivotal trial evaluating the combination of cobimetinib, atezolizumab and vemurafenib in patients with first-line BRAF V600 mutation-positive metastatic or unresectable locally advanced melanoma, completed enrollment.

•	In May 2018, we entered into a collaboration and license agreement with Invenra to discover and develop multispecific antibodies for the treatment of cancer.
Financial Highlights

•
Net income for the first quarter of 2018 was $115.9 million, or $0.39 per share, basic and $0.37 per share, diluted, compared to $16.7 million, or $0.06 per share, basic and $0.05 per share, diluted, for the first quarter of 2017.

•	Total revenues for the first quarter of 2018 increased to $212.3 million, compared to $80.9 million for the first quarter of 2017.

•	Net product revenues for the first quarter of 2018 increased to $134.3 million, compared to $68.9 million for the first quarter of 2017.

•	Research and development expenses for the first quarter of 2018 increased to $37.8 million, compared to $23.2 million for the first quarter of 2017.

•	Selling, general and administrative expenses for the first quarter of 2018 increased to $52.6 million, compared to $34.3 million for the first quarter of 2017.

•	Cash and investments increased to $525.6 million at March 31, 2018, compared to $457.2 million at December 31, 2017.
See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.
Although we reported net income of $115.9 million and $154.2 million for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively, we may not be able to maintain or increase profitability on a quarterly or annual basis and we are unable to accurately predict the extent of long-range future profits or losses. We expect to continue to spend significant additional amounts to fund further development of cabozantinib for additional indications and the commercialization of our approved products. In addition, we will continue to expand our product pipeline through our drug discovery efforts and the evaluation and execution of potential additional in-licensing and acquisition opportunities that align with our oncology drug development expertise, efforts which could involve substantial costs. To offset these costs, we will need to generate substantial revenues. As a result, we are unable to predict the extent of any future profits or losses.
Challenges and Risks
We anticipate that we will continue to face a number of challenges and risks to our business that may impact our ability to execute on our 2018 business objectives. In particular, we anticipate that for the foreseeable future our ability to generate meaningful unrestricted cash to fund our commercial operations and our development and discovery programs is dependent upon the successful commercialization of CABOMETYX for the treatment of advanced RCC in territories where it has been or may soon be approved and in potential other indications for which we are in late-stage development or intend to seek regulatory review. The commercial opportunity for CABOMETYX as a treatment for advanced RCC remains subject to a variety of factors, most importantly, CABOMETYX’s perceived benefit/risk profile as compared to the benefit/risk profiles of other treatments available or currently in development for the treatment of advanced RCC. Our ability to generate meaningful product revenues from CABOMETYX is also affected by a number of other factors, including the highly competitive markets for which we intend to pursue regulatory approval of cabozantinib and the prospect for new competitive therapies and generic competition, and the extent to which coverage and reimbursement for CABOMETYX is available from government and other third-party payers. Obtaining and maintaining appropriate coverage and reimbursement for CABOMETYX are increasingly challenging due to, among other things, the attention being paid to healthcare cost containment and other potential austerity measures being discussed in the U.S. and worldwide, as well as increasing policy interest in the U.S. with respect to pharmaceutical drug pricing practices. Our ability to fulfill the commercial potential of cabozantinib also depends on whether data generated by our clinical development activities will support regulatory approval of cabozantinib in additional indications. Achievement of our 2018 business objectives will also depend on our ability to adapt our development and commercialization strategy to navigate increased competition, including that from, but not limited to, immunotherapy agents, as well as the use of combination therapy to treat cancer. Furthermore, our research and development objectives may be impeded as we work to scale our organization to meet the demands of expanded drug development and discovery activities. In connection with efforts to expand our product pipeline, we may be unsuccessful in discovering new drug candidates or we may not be able to successfully identify appropriate candidates for in-licensing or acquisition.
Some of these challenges and risks are specific to our business, and others are common to companies in the pharmaceutical industry with development and commercial operations. For an extensive discussion of challenges and risks we face, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Fiscal Year Convention
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2018 will end on December 28, 2018 and fiscal year 2017 ended on December 29, 2017. For convenience, references in this report as of and for the fiscal periods ended March 30, 2018 and March 31, 2017, and as of and for the fiscal years ended December 28, 2018 and December 29, 2017, are indicated as being as of and for the periods ended March 31, 2018 and March 31, 2017, and the years ended December 31, 2018 and December 31, 2017, respectively. Similarly, references in this report to the first day of the fiscal year ended December 28, 2018 are indicated as being as of January 1, 2018.
Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended March 31,		Percentage Change - 2018 v. 2017
	2018	2017
Net product revenues	$134,272	$68,877	95%
Collaboration revenues	78,074	12,010	550%
Total revenues	$212,346	$80,887	163%
Total revenues for the three months ended March 31, 2018 were impacted by our adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606), or Topic 606. For additional information on our adoption of Topic 606, see “Note 1. Organization and Summary of Significant Accounting Policies - Revenue”, “Note 2. Revenues” and “Note 3. Collaboration Agreements” in the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net Product Revenues
Net product revenues by product were as follows (dollars in thousands):

	Three Months Ended March 31,		Percentage Change - 2018 v. 2017
	2018	2017
CABOMETYX	$128,934	$62,359	107%
COMETRIQ	5,338	6,518	(18)%
Net product revenues	$134,272	$68,877	95%
The increase in net product revenues for CABOMETYX was primarily due to a 95% increase in the number of units of CABOMETYX sold, and to a lesser extent, an increase in the average selling price of the product. The increase in CABOMETYX sales volume reflects the growth of our second and later-line advanced RCC business and the impact of additional sales following the FDA’s approval in December 2017 of the expanded indication for CABOMETYX to include advanced first-line RCC, which now encompass all patients with advanced RCC. The decrease in net product revenues for COMETRIQ was due to a 20% decline in the number of units of COMETRIQ sold. COMETRIQ sales volume has been decreasing since the launch of CABOMETYX in April 2016. The adoption of Topic 606 did not impact our net product revenues.
We recognize product revenues net of discounts and allowances that are described in “Note 1. Organization and Summary of Significant Accounting Policies” to our “Notes to Consolidated Condensed Financial Statements” contained in contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The total reserve balance for discounts and allowances was $14.5 million and $9.5 million as of March 31, 2018 and December 31, 2017, respectively. The increase in the reserve balance at March 31, 2018 was the result of an increase in product sales volume, which was offset by payments, the issuance of customer credits and the prior period adjustments for chargebacks and certain rebates. We expect our discounts and allowances as a percentage of gross product revenues to increase during the remainder of 2018 as our business evolves and the number of patients participating in government programs increases, the discounts and rebates to government payers increase, and as a result of the engagement in commercial contracting which may result in additional discounts or rebates.
Collaboration Revenues
Collaboration revenues were as follows (dollars in thousands):

	Three Months Ended March 31,		Percentage Change - 2018 v. 2017
	2018	2017
Collaboration revenues:
License revenues (1)	$69,030	$11,214	516%
Research and development services revenues (2)	10,099	1,132	792%
Product supply revenues, net	(1,055)	(336)	214%
Total collaboration revenues	$78,074	$12,010	550%
____________________

(1)
License revenues for the three months ended March 31, 2018 included revenues related to the portion of two milestones that were allocated to the transfer of intellectual property licenses and were fully recognized in the current period and royalty revenues from Ipsen and Genentech. License revenues for the three months ended March 31, 2017 included the recognition of deferred revenue from upfront payments and a non-substantive milestone that were being amortized over various periods, royalty revenues from Ipsen and Genentech and one milestone. Upon the adoption of Topic 606, the allocation of proceeds from our collaboration partners between licenses and research and development services as well as the timing of recognition has changed. Therefore, among other changes, as of January 1, 2018, the portion of proceeds allocated to intellectual property licenses for our Ipsen and Takeda collaboration agreements are recognized immediately and license revenues no longer includes revenues related to the amortization of deferred revenue.

(2)
Research and development services revenues for three months ended March 31, 2018 included the recognition of deferred revenue for the portion of the upfront payments and milestones that were allocated to the research and development services which are being amortized through early 2030, as well as development cost reimbursements earned on our collaboration agreements. As described in (1) above, we did not allocate any of our upfront payments or milestones to research and development services prior to the adoption of Topic 606 and therefore research and development services revenues for the three months ended March 31, 2017 included only development cost reimbursements earned on our collaboration agreements.

Collaboration revenues increased to $78.1 million for the three months ended March 31, 2018, as compared to $12.0 million for the comparable period in 2017. The increase in collaboration revenues was primarily the result of the recognition of two milestones during the three months ended March 31, 2018 as well as increases in royalties under our collaboration agreement with Ipsen and development cost reimbursement revenues; those increases were partially offset by a decrease in the recognition of deferred revenue due to the adoption of Topic 606, a decrease in royalties under our collaboration agreement with Genentech and an increase in losses under our product supply agreement with Ipsen.
During the three months ended March 31, 2018, we recorded $45.8 million in revenue relating to a $50.0 million milestone from Ipsen we expect to earn in the second quarter of 2018 for the approval of cabozantinib for the first-line treatment of advanced RCC by the European Commission, or the EC. The determination to recognize the $45.8 million in revenue was made following the CHMP’s positive opinion of cabozantinib for the first-line treatment of advanced RCC. The $45.8 million in revenue we recognized during the three months ended March 31, 2018 represents the portion of the milestone that was allocated to the previously satisfied performance obligations for intellectual property and research and development services; the remainder was allocated to research and development services to be delivered in future periods through early 2030.
During the three months ended March 31, 2018, we also earned and recognized a $20.0 million milestone upon Daiichi Sankyo’s submission to the Japanese Pharmaceutical and Medical Devices Agency of a regulatory application for esaxerenone as a treatment for patients with essential hypertension. We have determined that we previously satisfied our performance obligation to transfer an intellectual property license under the Daiichi Sankyo collaboration agreement and therefore, in accordance with Topic 606, the revenue for this milestone was fully recognized during the three months ended March 31, 2018. Collaboration revenues for the comparable period in 2017 reflect recognition of a $2.5 million milestone earned from the ROR collaboration agreement with BMS.
Royalties on net sales of cabozantinib by Ipsen outside of the U.S. and Japan increased to $4.4 million for the three months ended March 31, 2018, as compared to $0.2 million for the comparable period in 2017. Ipsen’s net sales of cabozantinib have continued to grow since their first commercial sale of the product in December 2016.
Development cost reimbursements in connection with our collaboration arrangements with Ipsen and Takeda increased to $5.7 million for the three months ended March 31, 2018, as compared to $1.1 million for the comparable period in 2017 primarily as a result of their participation in the CheckMate 9ER study.
During the three months ended March 31, 2018, we recognized $1.8 million in revenues from the amortization of deferred revenue, including the upfront payments received in 2016 and 2017 in connection with our collaboration arrangements with Ipsen and Takeda, as compared to $6.2 million of such revenues during the comparable period in 2017. The decrease in such revenues was a result of the adoption of Topic 606. As a result of that adoption, on January 1, 2018 we recorded a $258.5 million net reduction to opening accumulated deficit, which included a $236.7 million reduction of the unrecognized upfront and non-substantive milestone payments previously received from our collaboration partners that had been included in deferred revenue at December 31, 2017.
Royalties on ex-U.S. net sales of COTELLIC under our collaboration agreement with Genentech decreased to $1.3 million for the three months ended March 31, 2018, as compared to $2.3 million for the comparable period in 2017. As a result of a change in the timing of when we receive sales information from Genentech in the first quarter of 2017, royalty revenues for the three months ended March 31, 2017 included both $1.1 million in royalty revenues for sales in the fourth quarter of 2016 and $1.2 million in royalty revenues for sales in the first quarter of 2017. Following a commercial review, commencing in January 2018 we and Genentech scaled back the personal promotion of COTELLIC as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma in the U.S. This decision is not indicative of any change in our intention to promote COTELLIC for other therapeutic indications for which it may be approved in the future.
The losses for Product supply revenues, net increased to $1.1 million for the three months ended March 31, 2018, as compared to $0.3 million for the comparable period in 2017. As part of the collaboration agreement with Ipsen, we entered into a supply agreement pursuant to which we supply finished, labeled product to Ipsen at our cost, as defined in the agreement, which excludes the 3% royalty we are required to pay GlaxoSmithKline, or GSK, on Ipsen’s Net Sales of any product incorporating cabozantinib. As a result, as royalty generating sales of cabozantinib by Ipsen have increased, as described above, our losses on the related product supply agreement also increased.
Cost of Goods Sold
The cost of goods sold and our gross margins were as follows (dollars in thousands):

	Three Months Ended March 31,		Percentage Change - 2018 v. 2017
	2018	2017
Cost of goods sold	$5,639	$3,203	76%
Gross margin	96%	95%
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty payable to GSK on net sales of any product incorporating cabozantinib, indirect labor costs, the cost of manufacturing, write-downs related to expiring and excess inventory, and other third party logistics costs. Portions of the manufacturing costs for inventory were incurred prior to the regulatory approval of CABOMETYX and COMETRIQ and, therefore, were expensed as research and development costs when incurred, rather than capitalized as inventory. The sale of products containing previously expensed materials resulted in a 1% reduction in the Cost of goods sold during the three months ended March 31, 2018 as compared to a 10% reduction during the comparable period in 2017. As of both March 31, 2018 and December 31, 2017 our inventory includes $0.4 million of materials that were previously expensed, are not capitalized, and will not be charged to Costs of goods sold in future periods. Write-downs related to excess and expiring inventory were $0.4 million for the three months ended March 31, 2017. There were no such write-downs for the three months ended March 31, 2018.
The increase in Cost of goods sold was primarily related to the growth in sales of CABOMETYX and was partially offset by the decrease in write-downs to excess and expiring inventory.
The increase in gross margin was primarily related to the decrease in write-downs to excess and expiring inventory as compared to the comparable period in 2017. We do not expect our gross margin to change significantly during the remainder of 2018.
Research and Development Expenses
Total research and development expenses were as follows (dollars in thousands):

	Three Months Ended March 31,		Percentage Change - 2018 v. 2017
	2018	2017
Research and development expenses	$37,757	$23,210	63%
Research and development expenses consist primarily of personnel expenses, clinical trial costs, licenses and royalties, stock-based compensation, consulting and outside services and the allocation of general corporate costs.
The increase in research and development expenses for the three months ended March 31, 2018, as compared to the comparable period in 2017, was primarily related to increases in personnel expenses, clinical trial costs, licenses and royalties and stock-based compensation. Personnel expenses increased $4.3 million for the three months ended March 31, 2018, as compared to the comparable period in 2017, primarily due to increases in headcount support of our development and discovery efforts. The increase in clinical trial costs, which includes services performed by third-party contract research organizations and other vendors who support our clinical trials, was $3.4 million for the three months ended March 31, 2018, as compared to the comparable period in 2017. The increase in clinical trial costs was primarily due to start-up costs associated with CheckMate 9ER, a phase 3 pivotal trial of cabozantinib plus immunotherapy in patients with previously untreated RCC that is being conducted with BMS, and start-up costs associated with our phase 1b trial of cabozantinib and atezolizumab in locally advanced or metastatic solid tumors; those increases were partially offset by decreases in costs related to METEOR, our completed phase 3 pivotal trial comparing CABOMETYX to everolimus in patients with advanced RCC. Research and development expenses for the three months ended March 31, 2018 also reflect a $3.0 million upfront payment for our exclusive collaboration and license agreement with StemSynergy. Stock-based compensation increased $1.6 million for the three months ended March 31, 2018, as compared to the comparable period in 2017, primarily due to increases in headcount and an increase in the value of grants made in the previous 12 months as a result of the increase in the value of our stock.

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

	Three Months Ended March 31,
	2018	2017
Research and development expenses:
Development:
Clinical trial costs	$11,196	$7,808
Personnel expenses	10,658	7,164
Consulting and outside services	1,945	1,805
Other development costs	3,388	2,733
Total development	27,187	19,510
Drug discovery (1)	5,990	798
Other (2)	4,580	2,902
Total research and development expenses	$37,757	$23,210
____________________

(1)	Primarily includes a $3.0 million upfront payment for our exclusive collaboration and license agreement with StemSynergy, personnel expenses, consulting and outside services, and laboratory supplies.

(2)	Includes stock-based compensation and the allocation of general corporate costs to research and development.
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
Selling, General and Administrative Expenses
Total Selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended March 31,		Percentage Change - 2018 v. 2017
	2018	2017
Selling, general and administrative expenses	$52,643	$34,288	54%
Selling, general and administrative expenses consist primarily of personnel expenses, consulting and outside services, corporate giving, stock-based compensation, travel and entertainment, marketing costs, facility costs, and legal and accounting costs.
The increase in Selling, general and administrative expenses for the three months ended March 31, 2018, as compared to 2017, was primarily related to increases in corporate giving, personnel expenses, consulting and outside services and stock-based compensation. Corporate giving, consisting predominantly of donations to independent patient support foundations, increased $6.9 million for the three months ended March 31, 2018 as compared to the comparable period in 2017. Personnel expenses increased $4.6 million for the three months ended March 31, 2018, as compared to the comparable period in 2017, primarily due to an increase in general and administrative headcount to support our commercial and research and development organizations. Consulting and outside services increased $3.7 million for the three months ended March 31, 2018, as compared to the comparable period in 2017, primarily due to increases in marketing activities. Stock-based compensation increased $3.0 million for the three months ended March 31, 2018, as compared to the comparable period in 2017, primarily due to increases in headcount and an increase in the value of grants made in the previous 12 months as a result of the increase in the value of our stock.
Other Income (Expenses), Net
Other income (expenses), net, were as follows (dollars in thousands):

	Three Months Ended March 31,		Percentage Change - 2018 v. 2017
	2018	2017
Interest income	$1,895	$1,113	70%
Interest expense	—	(4,420)	(100)%
Other, net	169	(45)	476%
Total other income (expenses), net	$2,064	$(3,352)	(162)%
The increase in interest income during the three months ended March 31, 2018, as compared to 2017, was a result of both an increase in our investment balances and an increase in the yield earned on those investments.
The decrease in interest expense during the three months ended March 31, 2018, as compared to 2017, was due to the June 2017 repayment of our Secured Convertible Notes due 2018 and the March 2017 repayment of our term loan with Silicon Valley Bank. For more information on the repayment of these debt instruments, see “Note 6. Debt” in our “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on February 26, 2018.

Provision for Income Taxes
Provision for income taxes was as follows (in thousands):

	Three Months Ended March 31,		Percentage Change - 2018 v. 2017
	2018	2017
Provision for income taxes	$2,514	$134	1,776%
Provision for income taxes for the three months ended March 31, 2018 and 2017 primarily relates to state taxes for which we do not have net operating loss carry-forwards due to a limited operating history. Our historical losses are sufficient to fully offset our federal taxable income.
Liquidity and Capital Resources
Although we reported net income of $115.9 million and $154.2 million for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively, we may not be able to maintain or increase profitability on a quarterly or annual basis, and we are unable to accurately predict the extent of long-range future profits or losses. The amount of our net profits or losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the U.S.; achievement of clinical, regulatory and commercial milestones and the amount of royalties, if any, from sales of CABOMETYX and COMETRIQ outside of the U.S. under our collaboration agreements with Ipsen and Takeda; our share of the net profits and losses for the commercialization of COTELLIC in the U.S. under our collaboration with Genentech; the amount of royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech; other license and contract revenues; and the level of our expenses, including development and commercialization activities for cabozantinib and any pipeline expansion efforts. We have limited commercialization experience and expect to continue to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. In addition, we will continue to expand our product pipeline through our drug discovery efforts and the evaluation of in-licensing and acquisition opportunities that align with our oncology drug expertise, which efforts could involve substantial costs.
As of March 31, 2018, we had $525.6 million in cash and investments, which included $523.6 million available for operations, as compared to $457.2 million in cash and investments, which included $452.0 million available for operations, as of December 31, 2017. We anticipate that the aggregate of our current cash and cash equivalents, short-term investments available for operations, product revenues and collaboration revenues will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. The sufficiency of our cash resources depends on numerous assumptions, including assumptions related to product sales and operating expenses, as well as the other factors set forth in “Risk Factors” under the headings “Risks Related to our Capital Requirements and Financial Results,” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Our assumptions may prove to be wrong or other factors may adversely affect our sources of cash, and as a result we may not have the cash resources to fund our operations as currently planned, which would have a material adverse effect on our business. In addition, we may choose to raise additional funds through the issuance of equity or debt due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current and future operating plans. For example, we may choose to raise additional capital to fund in-licensing or product acquisition opportunities.

Sources and Uses of Cash
The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities:
Net income	$115,857	$16,700
Adjustments to reconcile net income to net cash provided by operating activities	11,189	7,831
Changes in operating assets and liabilities	(55,238)	44,327
Net cash provided by operating activities	71,808	68,858
Net cash (used in) provided by investing activities	(25,533)	34,503
Net cash used in financing activities	(254)	(71,868)
Net increase in cash, cash equivalents and restricted cash	46,021	31,493
Cash, cash equivalents and restricted cash at beginning of period	188,314	155,836
Cash, cash equivalents and restricted cash at end of period	$234,335	$187,329
Operating Activities
Our operating activities provided cash of $71.8 million for three months ended March 31, 2018, compared to $68.9 million of cash provided in 2017. Cash flows provided by operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash provided by operating activities is derived by adjusting our net income for: non-cash operating items such as depreciation and amortization and share-based compensation charges; and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our Condensed Consolidated Results of Operations. The most significant of those timing differences are related to our collaboration revenues; during the three months ended March 31, 2018, we recognized $45.8 million in contact revenue related to a milestone from Ipsen we expect will be earned in the second quarter of 2018 for the EC’s approval of cabozantinib as a treatment for first-line treatment of advanced RCC that will be paid in a future period.
The most significant factor that contributed to the increase in cash provided by operating activities for the three months ended March 31, 2018, as compared to 2017, was a $65.4 million increase in net product revenues. This was partially offset by the impact of the upfront nonrefundable payment of $50.0 million received from Takeda in 2017 in consideration for the exclusive license and other rights contained in our collaboration agreement with Takeda along with a $35.3 million increase in operating expenses for the three months ended March 31, 2018, as compared to 2017.
Investing Activities
Our investing activities used cash of $25.5 million for the three months ended March 31, 2018, as compared to $34.5 million of cash provided during the same period in 2017.
Cash used in investing activities for the three months ended March 31, 2018 was primarily due to investment purchases of $116.5 million, less cash provided by the maturity and sale of investments of $87.5 million and $6.2 million, respectively.
Cash provided by investing activities for the three months ended March 31, 2017 was primarily due to cash provided by the maturity of investments of $122.5 million and the sale of investments of $37.3 million, less cash used for investment purchases of $124.5 million.
Financing Activities
Cash used in financing activities was $0.3 million for the three months ended March 31, 2018, as compared to $71.9 million during the same period in 2017.
Cash used in financing activities for the three months ended March 31, 2018 was the result of $2.1 million taxes paid related to net share settlements, partially offset by $1.9 million in proceeds from the issuance of common stock under our equity incentive plans.

Cash used in financing activities for the three months ended March 31, 2017 was primarily a result of the full repayment of the $80.0 million outstanding under our term loan with Silicon Valley Bank, partially offset by $9.7 million in proceeds from the exercise of stock options.
Contractual Obligations
Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations from those as of December 31, 2017.
In January 2018, we entered into an exclusive collaboration and license agreement with StemSynergy. We may be required to pay StemSynergy up to $3.5 million in research and development funding. StemSynergy will be eligible for up to $56.5 million in milestones for the first product to emerge from the collaboration, including preclinical and clinical development and regulatory milestone payments, commercial milestones, as well as single-digit royalties on worldwide sales. For more information on the license and collaboration agreement with StemSynergy, see “Note 3. Collaboration Agreements” in the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any material off-balance-sheet arrangements, as defined by applicable SEC regulations.
Critical Accounting Estimates
The preparation of our Condensed Consolidated Financial Statements conforms to accounting principles generally accepted in the U.S. which requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosures. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our Condensed Consolidated Financial Statements. On an ongoing basis, management evaluates its estimates including, but not limited to, those related to revenue recognition, the amounts of revenues and expenses under our profit and loss sharing agreement, recoverability of inventory, certain accrued liabilities including accrued clinical trial liability, and stock-based compensation. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results could differ materially from those estimates.
We believe our critical accounting policies relating to revenue recognition, clinical trial accruals, inventory and share based compensation reflect the more significant estimates and judgments used in the preparation of our Condensed Consolidated Financial Statements.
Revenue Recognition - Collaboration Revenues
We enter into collaboration arrangements, under which we license certain rights to our intellectual property to third parties. The terms of these arrangements typically include payment to us for one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for product supply; development cost reimbursements; profit sharing arrangements; and royalties on net sales of licensed products. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. We use key assumptions to determine the standalone selling price, which may include forecast revenues, clinical development timelines and costs, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. At the end of each subsequent reporting period, we re-evaluate the probability of earning of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. In addition, in recording revenues for our research and development services performance obligation, we use internal development projected cost estimates to determine the amount of revenue to record as we satisfy this performance obligation, known as the inputs method.
We record royalty revenues and U.S. profits and losses under the collaboration agreement with Genentech based on estimates of the sales that occurred during the period. The relevant period estimates of sales are based on interim data provided by licensees and analysis of historical activity, adjusted for any changes in facts and circumstances, as appropriate. We base our estimates on the best information available at the time provided to us by our collaboration partners. However, additional information may subsequently become available to us, which may allow us to make a more accurate estimate in future periods. In this event, we are required to record adjustments in future periods when the actual level of activity becomes more certain. Such increases or decreases are generally considered to be changes in estimates and will be reflected in our Condensed Consolidated Statements of Operations in the period they become known.
There have been no other significant changes in our critical accounting policies and estimates during the three months ended March 31, 2018, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 26, 2018.
Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q and “Note 1. Organization and Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K filed with the SEC on February 26, 2018.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks at March 31, 2018 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 26, 2018.
Our exposure to market risk for changes in interest rates relates to our investment portfolio. As of March 31, 2018, an increase in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets of $2.1 million as compared to $1.6 million as of December 31, 2017.
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
Changes in internal control over financial reporting. During the quarter ended March 31, 2018, we implemented certain internal controls in connection with our adoption of Topic 606. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have marked with an asterisk (*) those risk factors below that reflect substantive changes in risks facing us from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2017 filed with the SEC on February 26, 2018.
Risks Related to Our Business and Industry
Our future prospects are critically dependent upon the commercial success of CABOMETYX in its approved indications and the further clinical development, regulatory approval and commercial success of cabozantinib in additional indications.
Our mission is to maximize the clinical and commercial potential of cabozantinib and cobimetinib, and to position us for future growth through our discovery efforts and expansion of our development pipeline. We anticipate that for the foreseeable future our ability to generate meaningful unrestricted cash flow to fund our commercial operations and our development and discovery programs is dependent upon the successful commercialization of CABOMETYX for the treatment of advanced RCC in territories where it has been or may soon be approved and in potential other indications for which we are in late-stage development or for which we have sought regulatory review. The commercial opportunity for CABOMETYX as a treatment for advanced RCC remains subject to a variety of factors, most importantly, CABOMETYX’s perceived benefit/risk profile as compared to the benefit/risk profiles of other treatments available or currently in development for the treatment of advanced RCC. If revenue from CABOMETYX decreases or remains flat, or if we fail to achieve anticipated product royalties and collaboration milestones, we may need to reduce our operating expenses, access other sources of cash or otherwise modify our business plan, which may have a material adverse effect on our business and financial condition, results of operations and growth prospects. Furthermore, as a consequence of our collaboration agreements with Ipsen and Takeda, we rely heavily upon their regulatory, commercial, medical affairs, and other expertise and resources for commercialization of CABOMETYX in territories outside of the U.S. If our collaborators are unable to, or do not invest the resources necessary to successfully commercialize CABOMETYX in the European Union, or EU ,and other international territories where it may be approved, this could reduce the amount of revenue we are due to receive under these collaboration agreements, thus resulting in harm to our business and operations.
Even following the approval of CABOMETYX for the treatment of advanced RCC in the U.S. and EU, our success remains contingent upon, among other things, successful clinical development, regulatory approval and market acceptance of cabozantinib, the active ingredient in CABOMETYX, in potential additional indications, such as advanced HCC. We cannot be certain that the clinical trials we and our collaboration partners are currently conducting, or may conduct in the future, will demonstrate adequate safety and efficacy in clinical testing to receive regulatory approval. Should we prove unsuccessful in advancing the further clinical development and commercialization of cabozantinib beyond its approved indications, we may be unable to execute our business plan and our financial results and condition could be materially adversely affected. Even if we and our partners receive the required regulatory approvals to market cabozantinib for any additional indications or in additional jurisdictions, we and our partners may not be able to effectively commercialize CABOMETYX. Our ability to grow CABOMETYX product sales in future periods is also dependent on price increases and we periodically increase the price of CABOMETYX. Price increases for CABOMETYX and negative publicity regarding drug pricing and price increases generally, whether for CABOMETYX or products distributed by other pharmaceutical companies, could negatively affect market acceptance of, and sales of, CABOMETYX. In any event, we cannot assure that price increases we have taken or may take in the future will not negatively affect CABOMETYX sales.
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
Our ability to successfully commercialize CABOMETYX for its approved indications is, and if approved for additional indications will be, highly dependent upon the extent to which CABOMETYX gains market acceptance among physicians, patients, government health care payers such as Medicare and Medicaid, commercial health care plans and the medical community. If CABOMETYX does not achieve an adequate level of acceptance, we may not generate significant future product revenues. The degree of market acceptance of CABOMETYX will depend upon a number of factors, including:

•	the effectiveness, or perceived effectiveness, of CABOMETYX in comparison to competing products;

•	the safety of CABOMETYX, including the existence of serious side effects of CABOMETYX and their severity in comparison to those of competing products;

•	CABOMETYX’s relative convenience and ease of administration;

•	potential unexpected results connected with analysis of data from future or ongoing clinical trials of cabozantinib;

•	the timing of CABOMETYX label expansions for additional indications, if any, relative to competitive treatments;

•	the price of CABOMETYX relative to competitive therapies and any new government initiatives affecting pharmaceutical pricing;

•	the strength of CABOMETYX sales efforts, marketing, medical affairs and distribution support;

•	the sufficiency of commercial and government insurance coverage and adequacy of reimbursement for CABOMETYX; and

•	our ability to enforce our intellectual property rights with respect to CABOMETYX.
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
Specifically, the advanced RCC indications for which CABOMETYX is approved are highly competitive, and several novel therapies and combinations of therapies are in advanced stages of clinical development or under expedited regulatory review in these indications, and are expected to compete with CABOMETYX. We believe our future success will depend upon our ability to maintain a competitive position with respect to technological advances and the shifting landscape of therapeutic strategy following the advent of immunotherapy. CABOMETYX in particular may become less marketable if we are unable to successfully adapt our development strategy to address the fact that this recent approach to treating cancer with immune checkpoint inhibitors has and will continue to become more prevalent in indications for which our products are approved, most notably advanced RCC, and in additional indications where we intend to seek regulatory approval, such as previously treated advanced HCC. Furthermore, the complexities of such a strategy has and may continue to require collaboration with some of our competitors.
We also may in the future face competition from manufacturers of generic versions of our marketed products. In this regard, in February 2018, the FDA published draft guidance containing product-specific bioequivalence recommendations for drug products containing cabozantinib, the active ingredient in CABOMETYX and COMETRIQ. The FDA regularly issues product specific bioequivalence guidance for products following their approval. The February 2018 draft guidance for drug products containing cabozantinib could have been issued by the FDA as a matter of its own standard practice; it could also indicate that a generic drug manufacturer is investigating whether to submit an Abbreviated New Drug Application, or ANDA, for cabozantinib. The ANDA process is discussed in more detail under "Item I. Business—Government Regulation—The Hatch-Waxman Act” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 26, 2018. Generic competition often results in decreases in the prices at which branded products can be sold.
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

•
federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•
the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information on covered entities and business associates that access such information on behalf of a covered entity;

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
The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, that govern the collection, use and disclosure of personal information. In addition, most healthcare providers who are expected to prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. For example, the EU Data Privacy Directive (95/46/EC) and implementing legislation in the various national Member States of the EU, which will be replaced on May 25, 2018 by the more restrictive General Data Protection Regulation (Regulation (EU) 2016/679), or GDPR, and the Swiss Federal Act on Data Protection, regulate the processing of personal data within the EU and between countries in the EU and countries outside of the EU, including the U.S. We are currently reviewing all privacy and other regulations in connection with these new laws to assess whether additional procedural safeguards are warranted, including compliance with the EU-U.S. Privacy Shield framework, which will replace the previous safe harbor mechanism. Failure to provide adequate privacy protections and maintain compliance with these laws and regulations could jeopardize business transactions across borders, create liability for us, including the imposition of sanctions or other penalties, and/or could increase our cost of doing business.
If we are unable to obtain both sufficient coverage and adequate reimbursement from third-party payers for CABOMETYX or COMETRIQ, our revenues and prospects for profitability will suffer.*
Our ability to commercialize CABOMETYX or COMETRIQ successfully is highly dependent on the extent to which coverage and reimbursement is, and will be, available from third-party payers, including governmental payers, such as Medicare and Medicaid, and private health insurers. Patients may not be capable of paying for CABOMETYX or COMETRIQ themselves and may rely on third-party payers to pay for, or subsidize, the costs of their medications, among other medical costs. If third-party payers do not provide coverage or reimbursement for CABOMETYX or COMETRIQ, our revenues and prospects for profitability will suffer. In addition, even if third-party payers provide some coverage or reimbursement for CABOMETYX or COMETRIQ, the availability of such coverage or reimbursement for prescription drugs under private health insurance and managed care plans, which often varies based on the type of contract or plan purchased, may not be sufficient for patients to afford CABOMETYX or COMETRIQ. Third-party payers continue to scrutinize and manage the prices charged for pharmaceutical products and services and many also limit reimbursement for newly-approved products and indications.
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
Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA, as well as recent efforts by the Trump administration and Congress to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders as well as other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 23, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-

sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” It is expected that Congress will continue to consider legislation to repeal and replace other elements of the PPACA. Moreover, certain politicians, including the President, have announced plans to regulate the prices of pharmaceutical products. Congress has also signaled an intent to address pharmaceutical pricing, with Senate hearings to examine the cost of prescription drugs, which were held on June 13 and October 17, 2017. Federal legislators previously proposed legislation that would require pharmaceutical manufacturers to report price increases and provide a public justification for increases that exceed given benchmarks and authorize the U.S. Department of Health and Human Services to negotiate the price of Part D prescription drugs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing, including the National Medicaid Pooling Initiative. We cannot know what form any such measures may take or the market’s perception of how such proposals and provisions would affect us. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may limit our ability to generate revenue or commercialize our current products and/or those for which we may receive regulatory approval in the future.
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
Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the price of drugs under Medicare, reform government program reimbursement methodologies for drugs, and facilitate value-based arrangements between manufacturers and payers. For example, the Trump Administration’s budget proposal for fiscal year 2019 contains drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, both Congress and the Trump Administration have indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
State and local governments continue to consider prescription drug pricing transparency proposals. In October 2017, California Governor Jerry Brown signed legislation requiring pharmaceutical manufacturers to disclose and provide justification for certain price increases; however, the regulations under which we will be required to operate have not yet been promulgated, and the legislation is currently being challenged in court. While we have taken and will continue to take appropriate actions to ensure compliance with this new law, without knowing the final regulations applicable to us or the out outcome of the court case, we cannot comprehensively assess the potential impact on our business. Additionally, in March 2018, Oregon Governor Kate Brown signed legislation requiring manufacturers to report an increase in the wholesale acquisition cost of a drug if the wholesale acquisition cost is $100 or more for a one-month supply, or for a course of treatment lasting less than one month and there is a net increase of 10 percent or more in the wholesale acquisition cost of the drug over the course of the previous calendar year. We cannot predict the outcome of any future proposals, the market’s perception of them or their potential impact on us. If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business and financial results.
Further, in some foreign countries, particularly in the EU, the pricing of prescription pharmaceuticals is subject to governmental control under the respective national health system. In these countries, price negotiations with governmental authorities or payers can take six to twelve months or longer after marketing authorization is granted for a product, which has the potential to substantially delay broad availability of the product in some of those countries. To obtain reimbursement and/or pricing approval in some countries, our collaboration partner, Ipsen, may be required to conduct a study that seeks to establish the cost effectiveness of CABOMETYX compared with other available established therapies to support health technology appraisal. The conduct of such a study could result in delays in the commercialization of CABOMETYX. Additionally, cost-control initiatives could decrease the price we and our collaboration partner, Ipsen, might establish for CABOMETYX, which would result in lower license revenues to us.
We are heavily dependent on our partner, Genentech, for the successful development, regulatory approval and commercialization of cobimetinib, marketed as COTELLIC.
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
If competitors use litigation and regulatory means to obtain approval for generic versions of our marketed products, our business will suffer.*
Under the FDCA, the FDA can approve an ANDA for a generic version of a branded drug without the applicant undertaking the human clinical testing necessary to obtain approval to market a new drug. In this regard, in February 2018, the FDA published draft guidance containing product-specific bioequivalence recommendations for drug products containing cabozantinib, the active ingredient in CABOMETYX and COMETRIQ. The FDA regularly issues product specific bioequivalence guidance for products following their approval. The February 2018 draft guidance for drug products containing cabozantinib could have been issued by the FDA as a matter of its own standard practice; it could also indicate that a generic drug manufacturer is investigating whether to submit an ANDA for cabozantinib. The FDA can also approve a 505(b)(2) New Drug Application, or NDA, that relies on the agency’s findings of safety and/or effectiveness for a previously approved drug. In either case, we will have to engage in litigation with a potential generic competitor to protect our patent rights, which would require us to incur significant expense and result in distraction for our management team, and could also have an adverse impact on our stock price. Moreover, if any such ANDAs or 505(b)(2) NDAs were to be approved, and if our patents covering cabozantinib were held to be invalid (or if any such competing generic versions of cabozantinib were found not to infringe our patents), the resulting generic competition would negatively affect our business, financial condition and results of operations. In this regard, generic equivalents, which must meet the same quality standards as the branded drugs, would be significantly less costly than ours to bring to market. Companies that produce generic equivalents are generally able to offer their products at lower prices. Thus, regardless of the regulatory approval pathway, the introduction of a generic version of any of our marketed products could result in a significant decrease in the sales of these marketed products and materially harm our business and financial condition.
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
We may experience numerous unforeseen events, during or as a result of clinical testing, that could delay or prevent commercialization of such product candidates, including:

•	lack of efficacy or an effective safety profile;

•	negative or inconclusive clinical trial results may require us to conduct further testing or to abandon projects that we had expected to be promising;

•	our competitors may discover or commercialize other compounds or therapies that show significantly improved safety or efficacy compared to our product candidates;

•	our inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs;

•	patient registration or enrollment in our clinical testing may be lower than we anticipate, resulting in the delay or cancellation of clinical testing;

•	failure by our collaborators to provide us on a timely basis with an adequate supply of product that complies with the applicable quality and regulatory requirements for a combination trial;

•	failure of our third-party contract research organization or investigators to satisfy their contractual obligations, including deviating from trial protocol; and

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
The activities associated with the research, development and commercialization of our products and product candidates, are subject to extensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. We have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of obtaining regulatory approvals in the U.S. and other foreign jurisdictions is expensive, and often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. For example, before an NDA or sNDA can be submitted to the FDA, or a marketing authorization application to the EMA or any application or submission to regulatory authorities in other jurisdictions, the product candidate must undergo extensive clinical trials, which can take many years and require substantial expenditures.
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
We and our employees are increasingly utilizing social media tools and our website as a means of communication. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the unauthorized use of social media by us or our employees to communicate about our products or business may cause us to be found in violation of applicable laws and regulations, which may give rise to liability and result in harm to our business. In addition, there is also risk of inappropriate disclosure of sensitive information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image, and goodwill.
Risks Related to Our Capital Requirements and Financial Results
We may be unable to maintain or increase profitability.*
Although we reported net income of $115.9 million and $154.2 million for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively, we may not be able to maintain or increase profitability on a quarterly or annual basis, and we are unable to accurately predict the extent of long-range future profits or losses. The amount of our net profits or losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the U.S.; achievement of clinical, regulatory and commercial milestones and the amount of royalties, if any, from sales of CABOMETYX and COMETRIQ outside of the U.S. under our collaboration agreements with Ipsen and Takeda; our share of the net profits and losses for the commercialization of COTELLIC in the U.S. under our collaboration with Genentech; the amount of royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech; other license and contract revenues; and the level of our expenses, including development and commercialization activities for cabozantinib and any pipeline expansion efforts. We expect to continue to spend significant additional amounts to fund the continued development of cabozantinib for additional indications and the commercialization of our approved products. In addition, we will continue to expand our product pipeline through our drug discovery efforts and the evaluation and execution of potential additional in-licensing and acquisition opportunities that align with our oncology drug development expertise, which efforts could involve substantial costs. To offset these costs, we will need to generate substantial revenues. If these costs exceed our expectations, or we fail to achieve anticipated revenue targets, the market value of our common stock may decline.
If additional capital is not available to us when we need it, we may be forced to limit the expansion of our product development programs or commercialization efforts.*
As of March 31, 2018, we had $525.6 million in cash and investments, which included $523.6 million available for operations, as compared to $457.2 million in cash and investments, which included $452.0 million available for operations, as of December 31, 2017. Our business operations grew substantially during 2017 and experienced further development during the three months ended March 31, 2018. In order to maintain business growth and maximize the clinical and commercial opportunities for cabozantinib, we plan to continue to execute on the U.S. commercialization plans for CABOMETYX, while reinvesting in our product pipeline through the continued development of cabozantinib, both alone and in combination with other therapies, research and development activities, as well as through in-licensing and acquisition efforts. Our ability to execute on these business objectives will depend on many factors including but not limited to:

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

•	the potential regulatory approval of cabozantinib as a treatment for patients with previously treated advanced HCC, and in other indications, both in the U.S. and abroad;

•	future clinical trial results;

•	our future investments in the expansion of our pipeline through drug discovery and corporate development activities;

•	our ability to control costs;

•	the cost of clinical drug supply for our clinical trials;

•	trends and developments in the pricing of oncologic therapeutics in the U.S. and abroad, especially in the EU;

•	scientific developments in the market for oncologic therapeutics and the timing of regulatory approvals for competing oncologic therapies; and

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights.
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

Our financial results are impacted by management’s selection of accounting methods, certain assumptions and estimates and future changes in accounting standards.*
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in our reporting materially different results than would have been reported under a different alternative.
Certain accounting policies are critical to the presentation of our financial condition and results of operations. The preparation of our financial statements requires us to make significant estimates, assumptions and judgments that affect the amounts of assets, liabilities, revenues and expenses and related disclosures. We believe our critical accounting policies relating to revenue recognition, clinical trial accruals, inventory and share based compensation reflect the more significant estimates and judgments used in the preparation of our Condensed Consolidated Financial Statements. Although we base our estimates and judgments on historical experience, our interpretation of existing accounting literature and on various other assumptions that we believe to be reasonable under the circumstances, if our assumptions prove to be materially incorrect, actual results may differ materially from these estimates.
In addition, future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our financial position or results of operations, particularly those relating to the way we account for revenues and costs. New pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future and as a result we may be required to make changes in our accounting policies. Those changes could adversely affect our reported revenues and expenses our ability to maintain profitability or our current financial position. For example, on January 1, 2018, we adopted Topic 606 which has replaced prior revenue recognition guidance in U.S. generally accepted accounting principles when it became effective for us in the first quarter of fiscal year 2018. For a detailed description of the impact that Topic 606 has had and other new accounting standards could have on our reported results, see “Note 1. Organization and Summary of Significant Accounting Policies” to our “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item I of this Quarterly Report on Form 10-Q.
Risks Related to Our Relationships with Third Parties
We are dependent upon our collaborations with major companies, which subjects us to a number of risks.
We have established collaborations with leading pharmaceutical and biotechnology companies, including, Ipsen, Takeda, Genentech, Daiichi Sankyo, Merck, BMS and Sanofi for the development and ultimate commercialization of certain compounds generated from our research and development efforts. Our dependence on our relationships with collaborators for the development and commercialization of compounds subjects us to, a number of risks, including:

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
Risks Related to Our Intellectual Property
Data breaches and cyber-attacks could compromise our intellectual property or other sensitive information and cause significant damage to our business and reputation.*
In the ordinary course of our business, we collect, maintain and transmit sensitive data on our networks and systems, including our intellectual property and proprietary or confidential business information (such as research data and personal information) and confidential information with respect to our customers, clinical trial patients and our business partners. We have also outsourced significant elements of our information technology infrastructure and, as a result, third parties may or could have access to our confidential information. The secure maintenance of this information is critical to our business and reputation, and while we have enhanced our cyber-security efforts commensurate with the growth and complexity of our business, our systems and those of third-party service providers may be vulnerable to a cyber-attack. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access. In fact, although the aggregate impact on our operations and financial condition has not been material to date, we have been the target of threats of this nature and expect them to continue. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack and motive (including corporate espionage). Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber-attacks continue to become more prevalent and much harder to detect and defend against. Our network and storage applications and those of our contract manufacturing organizations, contract research organizations or vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. A data security breach could also lead to public exposure of personal information of our clinical trial patients, employees and others. Any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation and business, compel us to comply with federal and/or state breach notification laws and foreign law equivalents (including the GDPR), subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could disrupt our business, result in increased costs or loss of revenue, and/or result in significant legal and financial exposure. Cyber-attacks could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. Our network security and data recovery measures and those of our vendors may not be adequate to protect against such security breaches and disruptions. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.
If we are unable to adequately protect our intellectual property, third parties may be able to use our technology, which could adversely affect our ability to compete in the market.*
Our success will depend in part upon our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of biopharmaceutical companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We will continue to apply for patents covering our technologies and products as, where and when we deem lawful and appropriate. However, these applications may be challenged or may fail to result in issued patents. Our issued patents have been and may in the future be challenged by third parties as invalid or unenforceable under U.S. or foreign laws, or they may be infringed by third parties, and we are from time to time involved in the defense and enforcement of our patents or other intellectual property rights in a court of law, U.S. Patent and Trademark Office inter partes review or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the U.S. and elsewhere. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse outcome may allow third parties to use our intellectual property without a license and/or allow third parties to introduce generic and other competing products, any of which would negatively impact our business. Third parties may also attempt to invalidate or design around our patents, or assert that they are invalid or otherwise unenforceable, and seek to introduce generic versions of cabozantinib. In addition, should any third parties receive FDA approval of an ANDA for a generic version of cabozantinib or an 505(b)(2) NDA with respect to cabozantinib, and if our patents covering cabozantinib were held to be invalid (or if such competing generic versions of cabozantinib were found to not infringe our patents), then they could introduce generic versions of cabozantinib or other such 505(b)(2) products before our patents expire, and the resulting generic competition would negatively affect our business, financial condition and results of operations.
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
In the second quarter of 2018, we plan to move our corporate headquarters from South San Francisco, California to Alameda, California. As a result, we expect to incur additional expenses, including those related to tenant improvements, furniture and equipment for the new corporate headquarters, as well as moving and exit costs, and may encounter disruption of operations related to the move, all of which could have an adverse effect on our financial condition and results of operations. In addition, relocation of our corporate headquarters may make it more difficult to retain certain employees, and any resulting loss of talent and need to recruit and train new employees could be disruptive to our business.
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
Facility security breaches may disrupt our operations, subject us to liability and harm our operating results.*
Any break-in or trespass at our facilities that results in the misappropriation, theft, sabotage or any other type of security breach with respect to our proprietary and confidential information, including research or clinical data, or that results in damage to our research and development equipment and assets, or that results in physical or psychological harm to any of our employees, could subject us to liability and have a material adverse impact on our business, operating results and financial condition.
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

•	costs associated with maintaining our sales, marketing, medical affairs and distribution capabilities for CABOMETYX, COMETRIQ and COTELLIC;

•	our ability to obtain regulatory approval for cabozantinib as a treatment for patients with previously treated advanced HCC;

•	the achievement of stated regulatory and commercial milestones, under our collaboration agreements;

•	the progress and scope of other development and commercialization activities for cabozantinib and our other compounds;

•	future clinical trial results;

•	our future investments in the expansion of our pipeline through drug discovery and business development activities;

•	the inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;

•	recognition of upfront licensing or other fees or revenues;

•	payments of non-refundable upfront or licensing fees, or payment for cost-sharing expenses, to third parties;

•	the introduction of new technologies or products by our competitors;

•	the timing and willingness of collaborators to further develop or, if approved, commercialize our product candidates out-licensed to them;

•	the termination or non-renewal of existing collaborations or third-party vendor relationships;

•	regulatory actions with respect to our product candidates and any approved products or our competitors’ products;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	the timing and amount of expenses incurred for clinical development and manufacturing of cabozantinib;

•	adjustments to expenses accrued in prior periods based on management’s estimates after the actual level of activity relating to such expenses becomes more certain;

•	the impairment of acquired goodwill and other assets;

•	additions and departures of key personnel;

•	significant fluctuations in interest rates or foreign currency exchange rates;

•	general and industry-specific economic conditions that may affect our or our collaborators’ research and development expenditures; and

•	other factors described in this “Risk Factors” section.
Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. As a result, in some future quarters, our operating results may not meet the expectations of securities analysts and investors, which could result in a decline in the price of our common stock.
Our stock price has been and may in the future be highly volatile.*
The trading price of our common stock has been highly volatile, and we believe the trading price of our common stock will remain highly volatile and may fluctuate substantially due to factors such as the following, many of which we cannot control:

•	adverse or inconclusive results or announcements in our or our collaborators’ clinical trials or delays in those clinical trials;

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
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017 that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The Tax Cuts and Jobs Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction of future net operating losses to 80% of current year taxable income and elimination of net operating loss carry-backs, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new capital investments instead of deductions for depreciation expense over time, and modifying, reducing or repealing many business deductions and credits (including reducing the business tax credit for certain clinical trial expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Cuts and Jobs Act is uncertain and our business and financial condition could be adversely affected. The Tax Cuts and Jobs Act could be amended or subject to technical correction, which could change the financial impacts that were recorded at December 31, 2017 and March 31, 2018, or are expected to be recorded in future periods. Additionally, further guidance may be forthcoming from the FASB and SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Certificate of Change of Registered Agent and/or Registered Office of Exelixis, Inc.	8-K	000-30235	3.1	10/15/2014
3.5	Certificate of Ownership and Merger Merging X-Ceptor Therapeutics, Inc. with and into Exelixis, Inc.	8-K	000-30235	3.2	10/15/2014
3.6	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/5/2011
4.1	Specimen Common Stock Certificate	S-1, as amended	333-96335	4.1	4/7/2000
10.1	Non-Employee Director Equity Compensation Policy	10-K	000-30235	10.25	2/26/2018
10.2	Cash Compensation Information for Non-Employee Directors	10-K	000-30235	10.35	2/26/2018
10.3	Compensation Information for Named Executive Officers (2017 Bonus Payments and 2018 Base Salaries and Target Bonus Percentages)	8-K	000-30235	Item 5.02 disclosure	2/16/2018
10.4	Annual Cash Bonus Compensation Plan for Executives	8-K	000-30235	10.1	2/16/2018
10.5	Exelixis, Inc. Change in Control and Severance Benefit Plan, as amended and restated					X
12.1	Statement Re Computation of Earnings to Fixed Charges					X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Confidential treatment granted for certain portions of this exhibit.
**	Confidential treatment requested for certain portions of this exhibit.
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

EXELIXIS, INC.

May 2, 2018	By:	/s/ CHRISTOPHER J. SENNER
Date		Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)