Form 10-Q
period 2018-06-29
EXELIXIS, INC.
filed 2018-08-01
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-30235

EXELIXIS, INC. (Exact name of registrant as specified in its charter)

Delaware	04-3257395
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1851 Harbor Bay Parkway
Alameda, CA 94502
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☒
As of July 24, 2018, there were 298,035,458 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2018	December 31, 2017*
ASSETS
Current assets:
Cash and cash equivalents	$248,407	$183,164
Short-term investments	251,516	204,607
Short-term restricted cash and investments	504	504
Trade and other receivables, net	167,161	81,192
Inventory, net	8,371	6,657
Prepaid expenses and other current assets	10,327	8,750
Total current assets	686,286	484,874
Long-term investments	94,396	64,255
Long-term restricted cash and investments	1,100	4,646
Property and equipment, net	64,744	25,743
Goodwill	63,684	63,684
Other long-term assets	948	12,092
Total assets	$911,158	$655,294
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,023	$9,575
Accrued compensation and benefits	21,538	21,073
Accrued clinical trial liabilities	16,801	19,849
Rebates and fees due to customers	11,143	7,565
Accrued collaboration liabilities	7,713	8,974
Current portion of deferred revenue	5,939	31,984
Other current liabilities	23,787	16,150
Total current liabilities	99,944	115,170
Long-term portion of deferred revenue	11,970	238,520
Financing obligation for build-to-suit lease	20,646	14,530
Other long-term liabilities	3,630	2,113
Total liabilities	136,190	370,333
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; issued and outstanding: 297,892,180 and 296,209,426 at June 30, 2018 and December 31, 2017, respectively	298	296
Additional paid-in capital	2,142,717	2,114,184
Accumulated other comprehensive loss	(731)	(347)
Accumulated deficit	(1,367,316)	(1,829,172)
Total stockholders’ equity	774,968	284,961
Total liabilities and stockholders’ equity	$911,158	$655,294

*	The Condensed Consolidated Balance Sheet as of December 31, 2017 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Net product revenues	$145,836	$88,004	$280,108	$156,881
Collaboration revenues	40,272	11,004	119,719	23,014
Total revenues	186,108	99,008	399,827	179,895
Operating expenses:
Cost of goods sold	5,997	3,014	11,636	6,217
Research and development	42,488	28,214	80,245	51,424
Selling, general and administrative	51,853	40,667	105,869	74,955
Total operating expenses	100,338	71,895	197,750	132,596
Income from operations	85,770	27,113	202,077	47,299
Other income (expense), net:
Interest income	2,697	1,251	4,592	2,364
Interest expense	—	(4,259)	—	(8,679)
Other, net	(72)	(5,868)	97	(5,913)
Total other income (expense), net	2,625	(8,876)	4,689	(12,228)
Income before income taxes	88,395	18,237	206,766	35,071
Provision for income taxes	901	581	3,415	715
Net income	$87,494	$17,656	$203,351	$34,356
Net income per share, basic	$0.29	$0.06	$0.68	$0.12
Net income per share, diluted	$0.28	$0.06	$0.65	$0.11
Shares used in computing net income per share, basic	297,336	293,188	296,874	292,029
Shares used in computing net income per share, diluted	312,241	311,219	313,024	310,759
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$87,494	$17,656	$203,351	$34,356
Other comprehensive income (loss) (1)	156	207	(384)	297
Comprehensive income	$87,650	$17,863	$202,967	$34,653
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

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Net income	$203,351	$34,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,176	563
Stock-based compensation	18,588	9,740
401(k) matching contributions made in common stock	2,723	998
Loss on extinguishment of debt	—	6,239
Amortization of debt discounts and debt issuance costs	—	182
Interest paid in kind	—	(11,825)
Gain on other equity investments	(209)	(639)
Other	(490)	148
Changes in assets and liabilities:
Trade and other receivables, net	(85,969)	(2,581)
Inventory, net	(1,714)	(2,087)
Prepaid expenses and other current assets	(1,577)	1,049
Other long-term assets	3	519
Accounts payable	(1,535)	472
Accrued compensation and benefits	465	(4,779)
Accrued clinical trial liabilities	(3,048)	549
Accrued collaboration liabilities	(1,261)	5,873
Deferred revenue	5,910	28,159
Other current and long-term liabilities	10,164	7,457
Net cash provided by operating activities	146,577	74,393
Cash flows from investing activities:
Purchases of Property and equipment and other, net	(15,182)	(2,298)
Purchases of investments	(227,012)	(154,809)
Proceeds from maturities of investments	139,948	200,893
Proceeds from sale of investments	10,237	37,294
Proceeds from other equity investments	209	639
Net cash (used in) provided by investing activities	(91,800)	81,719
Cash flows from financing activities:
Principal repayments of debt	—	(185,788)
Proceeds from exercise of stock options	6,550	12,980
Proceeds from employee stock purchase plan	3,650	3,053
Taxes paid related to net share settlement of equity awards	(2,976)	(2,331)
Principal payments on financing lease obligation	(304)	—
Net cash provided by (used in) financing activities	6,920	(172,086)
Net increase (decrease) in cash, cash equivalents and restricted cash	61,697	(15,974)
Cash, cash equivalents and restricted cash at beginning of period	188,314	155,836
Cash, cash equivalents and restricted cash at end of period	$250,011	$139,862
Supplemental cash flow disclosure - non-cash investing and financing activity:
Property and equipment deemed to have been acquired under build-to-suit lease	$6,864	$14,530
Unpaid liabilities incurred to acquire Property and equipment	$13,972	$531
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
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2018 will end on December 28, 2018 and fiscal year 2017 ended on December 29, 2017. For convenience, references in this report as of and for the fiscal periods ended June 29, 2018, March 30, 2018 and June 30, 2017, and as of and for the fiscal years ended December 28, 2018 and December 29, 2017, are indicated as being as of and for the periods ended June 30, 2018, March 31, 2018 and June 30, 2017, and the years ended December 31, 2018 and December 31, 2017, respectively. Similarly, references in this report to the first day of the fiscal year ended December 28, 2018 and the first day of the fiscal quarter ended June 29, 2018 are indicated as being as of January 1, 2018 and April 1, 2018, respectively.
Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any future period. The accompanying Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the SEC on February 26, 2018.
Segment Information
We operate in one business segment that focuses on discovery, development and commercialization of new medicines to improve care and outcomes for people with cancer. Our Chief Executive Officer, as the chief operating decision-maker, manages and allocates resources to our operations on a total consolidated basis. Consistent with this decision-making process, our Chief Executive Officer uses consolidated, single-segment financial information for purposes of evaluating performance, forecasting future period financial results, allocating resources and setting incentive targets.
All of our long-lived assets are located in the U.S. See “Note 2. Revenues” for enterprise-wide disclosures about product sales, revenues from major customers and revenues by geographic region.

Use of Estimates
The preparation of the accompanying Condensed Consolidated Financial Statements conforms to accounting principles generally accepted in the U.S., which requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates including, but not limited to: those related to revenue recognition, including determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price of performance obligations, and variable consideration such as rebates, chargebacks, sales returns and sales allowances as well as milestones included in collaboration arrangements; the amounts of revenues and expenses under our profit and loss sharing agreement; recoverability of inventory; the accrual for certain liabilities including accrued clinical trial liability; and valuations of awards used to determine stock-based compensation. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.
Reclassifications
Certain prior period amounts on the accompanying Condensed Consolidated Financial Statements have been reclassified to conform to current period presentation.
In addition, as a result of new information received during the six months ended June 30, 2018, as described further in “Note 3. Collaboration Revenues - Genentech Collaboration”, we have reclassified the $1.4 million in profit on the U.S. commercialization of COTELLIC for the three months ended March 31, 2018 from Selling, general and administrative expenses to Collaboration revenue in preparing our Condensed Consolidated Statements of Operations for the six months ended June 30, 2018. As a result of this reclassification, for the three months ended March 31, 2018, Collaboration revenues increased from $78.1 million to $79.4 million, Net revenues increased from $212.3 million to $213.7 million, Selling, general and administrative expenses increased from $52.6 million to $54.0 million and Operating expenses increased from $96.0 million to $97.4 million. There was no impact on Net income or Net income per share as a result of this reclassification.
Recently Adopted Accounting Pronouncements
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
As a result of the adoption of ASU 2016-18, we no longer include purchases of restricted cash and proceeds from maturities of restricted cash in our cash flows from investing activities. Accordingly, the adoption of ASU 2016-18 resulted in a $0.5 million increase in Net cash provided by investing activities for the six months ended June 30, 2017.
See “Note 4. Cash and Investments - Cash, Cash Equivalents and Restricted Cash” for a reconciliation of cash and cash equivalents presented in our previously published Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017 and Cash, cash equivalents and restricted cash reported in the accompanying Condensed Consolidated Statement of Cash Flows for the same period.
Revenue
On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”) using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for the six months ended June 30, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under previous revenue recognition guidance, Accounting Standards Codification Topic 605: Revenue Recognition (“Topic 605”).

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
The impact of the adoption of Topic 606 on the accompanying Condensed Consolidated Balance Sheet as of January 1, 2018 was as follows (in thousands):

	December 31, 2017	Adjustments Due to the Adoption of Topic 606	January 1, 2018
Contract assets: unbilled collaboration revenue, gross:
Current portion	$—	$9,588	$9,588
Long-term portion	$—	$12,247	$12,247
Contract liabilities: deferred revenue, gross:
Current portion	$31,984	$(23,591)	$8,393
Long-term portion	$238,520	$(213,079)	$25,441
Accumulated deficit	$(1,829,172)	$258,505	$(1,570,667)
The adjustments due to the adoption of Topic 606 primarily related to a reduction in deferred revenue driven by the allocation of the transaction price to our license performance obligations in the Ipsen and Takeda collaborations, which were determined to be functional intellectual property that was transferred at a point in time and as a result, revenue was recorded at a point in time. Previously under Topic 605, revenue related to the upfront payments and one non-substantive milestone payment earned in 2016 had been deferred over the estimated period of performance pursuant to the terms of the contract. Contract assets as of January 1, 2018 primarily related to estimated revenue for reimbursements for our continuing research and development services and the $10.0 million milestone from Ipsen’s filing with the European Medicines Agency (“EMA”) for cabozantinib, as a treatment for patients with previously treated advanced hepatocellular carcinoma (“HCC”), that was deemed probable under Topic 606 prior to January 1, 2018. Deferred revenue as of January 1, 2018 is related to the up-front, nonrefundable, fees and milestones achieved that were allocated to our research and development services performance obligation that had not been satisfied as of that date. Contract assets and liabilities are netted by collaboration agreement in our Condensed Consolidated Balance Sheets; however, for illustration purposes the above amounts are shown prior to netting.
The impact of the adoption of Topic 606 on the accompanying Condensed Consolidated Statements of Operations as of and for three and six months ended June 30, 2018 were as follows (in thousands):

	Three Months Ended June 30, 2018
	As Reported	Balances Without the Adoption of Topic 606	Effect of Adoption Higher / (Lower)
Collaboration revenues	$40,272	$94,420	$(54,148)
Total revenues	$186,108	$240,256	$(54,148)
Income before income taxes	$88,395	$142,543	$(54,148)
Provision for income taxes	$901	$1,906	$(1,005)
Net income	$87,494	$140,637	$(53,143)
Net income per share, basic	$0.29	$0.47	$(0.18)
Net income per share, diluted	$0.28	$0.45	$(0.17)

	Six Months Ended June 30, 2018
	As Reported	Balances Without the Adoption of Topic 606	Effect of Adoption Higher / (Lower)
Collaboration revenues	$119,719	$142,469	$(22,750)
Total revenues	$399,827	$422,577	$(22,750)
Income before income taxes	$206,766	$229,516	$(22,750)
Provision for income taxes	$3,415	$3,529	$(114)
Net income	$203,351	$225,987	$(22,636)
Net income per share, basic	$0.68	$0.76	$(0.08)
Net income per share, diluted	$0.65	$0.72	$(0.07)
Collaboration revenues for the three and six months ended June 30, 2018 recognized in accordance with Topic 606 included $0.2 million and $46.0 million in revenue, respectively, for a $50.0 million milestone from Ipsen for the approval of cabozantinib for the first-line treatment of advanced RCC. We recognized $45.8 million in revenue for this milestone in the first quarter of 2018 when we deemed achievement of the milestone was probable in accordance with Topic 606. If we had not adopted Topic 606, we would have recognized the entire $50.0 million milestone as revenue in the second quarter of 2018 upon achievement of the milestone. If we had not adopted Topic 606, we would also have recognized a $10.0 million milestone in the first quarter of 2018 upon the validation of Ipsen’s filing with the EMA for cabozantinib as a treatment for patients with previously treated advanced HCC that was recognized under Topic 606 as part of our adoption transition adjustment on January 1, 2018. The adoption of Topic 606 also resulted in a reduction of previously deferred revenue that was recorded as part of our adoption transition adjustment as of January 1, 2018.
Revenue
Topic 606 supersedes all previous revenue recognition requirements in accordance with generally accepted accounting principles. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration to which the entity is entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.
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
Product Sales Discounts and Allowances
Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and that result from discounts, chargebacks, rebates, co-pay assistance, returns and other allowances that are offered within contracts between us and our Customers, health care providers, payors and other indirect customers relating to the sales of our products. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than a Customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted Customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenues and earnings in the period such variances become known.
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
Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program and other government programs. Rebate amounts owed after the final dispensing of the product to a benefit plan participant are based upon contractual agreements or legal requirements with public sector benefit providers, such as Medicaid. The allowance for rebates is based on statutory discount rates and expected utilization. Our estimates for the expected utilization of rebates are based on customer and payer data received from the specialty pharmacies and distributors and historical utilization rates. Rebates are generally invoiced by the payer and paid in arrears, such that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s shipments to our customers, plus an accrual balance for known prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust our accruals, which would affect net product revenues in the period of adjustment.
Allowances for rebates also include amounts related to the Medicare Part D Coverage Gap Discount Program. In the U.S., the Medicare Part D prescription drug benefit mandates participating manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for expected Medicare Part D coverage gap amounts are based on customer and payer data received from specialty pharmacies and distributors and historical utilization rates. Funding of the coverage gap is invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s shipments to patients, plus an accrual balance for known prior quarters’ unpaid claims. If actual future funding varies from estimates, we may need to adjust our accruals, which would affect net product revenues in the period of adjustment.
Co-payment Assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue a liability for co-payment assistance based on actual program participation and estimates of program redemption using customer data provided by the specialty distributor that administers the copay program.
Other Customer Credits: We pay fees to our Customers for account management, data management and other administrative services. To the extent the services received are distinct from the sale of products to the Customer, these payments are classified in Selling, general and administrative expenses in our Condensed Consolidated Statements of Operations.
Collaboration Revenues
We enter into collaboration arrangements, under which we license certain rights to our intellectual property to third parties. The terms of these arrangements typically include payment to us for one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for product supply; development cost reimbursements; profit sharing arrangements; and royalties on net sales of licensed products. Except for profit sharing arrangements and payments for product supply, each of these payment types are within the scope of Topic 606. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. These key assumptions may include forecasted revenues, clinical development timelines and costs, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

Up-front License Fees: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from nonrefundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
Regulatory and Development Milestone Payments: At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until uncertainty associated with the approvals has been resolved. The transaction price is then allocated to each performance obligation, on a relative standalone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achieving such development and regulatory milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect Collaboration revenues and earnings in the period of adjustment.
Product Supply Services: Arrangements that include a promise for future supply of drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations.
Development Cost Reimbursements: Our Ipsen and Takeda arrangements include promises of future clinical development and drug safety services, as well as participation on certain joint committees. We have determined that these services collectively are distinct from the licenses provided to Ipsen and Takeda and as such, these promises are accounted for as a separate performance obligation recorded over time. We record revenue for these services as the performance obligations are satisfied, which we estimate using internal development costs incurred and projections through the term of the arrangements.
Profit Sharing Arrangements: Under the terms of our collaboration agreement with Genentech for cobimetinib, we are entitled to a share of U.S. profits and losses received in connection with commercialization of cobimetinib. We are also entitled to low double-digit royalties on ex-U.S. net sales. We account for such arrangements in accordance with Accounting Standards Codification Topic 808, Collaborative Arrangements (“Topic 808”). We have determined that we are an agent under the agreement and therefore revenues are recorded net of costs incurred. We record U.S. profits and losses under the collaboration agreement in the period earned based on our estimate of those amounts. We expect to recognize an annual profit under the agreement for the year ended December 31, 2018 and accordingly, those profits are recognized as Collaboration revenues on the accompanying Condensed Consolidated Statements of Operations. Historically, we had not recognized a profit for any annual period from the commercialization of cobimetinib in the U.S. and accordingly, losses for periods prior to 2018 were recognized as Selling, general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations.
Sales-based Milestone Payments and Royalties: For arrangements that include sales-based royalties, including milestone payments based on the volume of sales, the license is deemed to be the predominant item to which the royalties or sales-based milestones relate and we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), (“ASU 2016-02”). Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. ASU 2016-02 will require a right-of-use asset to be recognized on the balance sheet for both types of leases. ASU 2016-02 also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-02 must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU No. 2018-11”). In issuing ASU No. 2018-11, the FASB is permitting another transition method for ASU 2016-02, which allows the transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
We are currently considering the potential of an early adoption of this standard in the second half of 2018 using the transition method permitted by ASU 2018-11. Based on our initial evaluation of the impact of ASU 2016-02 on our build-to-suit lease of office and research facilities located in Alameda, California, we expect that the amount we have capitalized as Property and equipment related to the building shells and related financing liabilities, will be derecognized upon the adoption of ASU 2016-02. Upon adoption of ASU 2016-02 we will also be required to recognize a right-of-use asset and lease liability related to this lease. The adoption of ASU 2016-02 could also change the nature of future expenses related to the build-to-suit lease, reducing future depreciation and interest expense, which would be offset by an increase in lease expense. We are continuing to assess the impact of ASU No. 2016-02 on our consolidated financial statements.
NOTE 2. REVENUES
Revenues by disaggregated category were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product revenues:
Gross product revenues	$172,646	$100,258	$332,082	$178,217
Discounts and allowances	(26,810)	(12,254)	(51,974)	(21,336)
Net product revenues	145,836	88,004	280,108	156,881
Collaboration revenues:
License revenues (1)	31,908	9,156	100,938	20,370
Research and development services revenues (2)	6,805	2,175	16,904	3,307
Other collaboration revenues (3)	1,559	(327)	1,877	(663)
Total collaboration revenues	40,272	11,004	119,719	23,014
Total revenues	$186,108	$99,008	$399,827	$179,895
____________________

(1)
License revenues for the three and six months ended June 30, 2018 included revenues related to the portion of three milestones that were allocated to the transfer of intellectual property licenses and were recognized in the current period and royalty revenue from Ipsen and Genentech. License revenues for the three and six months ended June 30, 2017 included the recognition of deferred revenues from upfront payments and a non-substantive milestone that were being amortized over various periods, as well as royalty revenues from Ipsen and Genentech. License revenues for the six months ended June 30, 2017 also included a milestone payment from Bristol-Myers Squibb Company (“BMS”). Upon the adoption of Topic 606, the allocation of proceeds from our collaboration partners between licenses and research and development services as well as the timing of recognition has changed. Therefore, among other changes, as of January 1, 2018, the portion of proceeds allocated to intellectual property licenses for our Ipsen and Takeda collaboration agreements are recognized immediately and License revenues no longer includes revenues related to the amortization of deferred revenue.

(2)
Research and development services revenues for the three and six months ended June 30, 2018 included the recognition of deferred revenue for the portion of the upfront and milestone payments that have been allocated to the research and development services performance obligation which are being amortized through early 2030, as well as development cost reimbursements earned on our collaboration agreements. As described above, we did not allocate any of our upfront payments or milestones to research and development services prior to the adoption of Topic 606 and therefore Research and development services revenues for the three and six months ended June 30, 2017 included only development cost reimbursements earned on our collaboration agreements.

(3)
Other collaboration revenues for three and six months ended June 30, 2018 included net product supply revenues from Ipsen and Takeda and the profit on the U.S. commercialization of COTELLIC from Genentech. Losses on the U.S. commercialization of COTELLIC for the three and six months ended June 30, 2017 were included in Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and therefore Other collaboration revenues for the three and six months ended June 30, 2017 included only net product supply revenues.

During the three and six months ended June 30, 2018, Net product revenues and License revenues related to goods transferred at a point in time and Research and development services revenues related to services performed over time. License revenues and Research and development services revenues were recorded in accordance with Topic 606 during 2018 and Topic 605 in prior periods. Other collaboration revenues, which included the profit on the U.S. commercialization of COTELLIC and net product supply revenues, were recorded in accordance with Topic 808 for all periods presented.
Net product revenues disaggregated by product were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
CABOMETYX	$141,121	$80,861	$270,055	$143,220
COMETRIQ	4,715	7,143	10,053	13,661
Net product revenues	$145,836	$88,004	$280,108	$156,881
Total revenues disaggregated by significant customer were as follows (dollars in thousands):

	Three Months Ended June 30,
	2018		2017
	Dollars	Percent of total	Dollars	Percent of total
Ipsen	$34,043	18%	$5,494	6%
Caremark L.L.C.	$26,421	14%	$18,435	19%
Affiliates of McKesson Corporation	$23,321	13%	$12,846	13%
Diplomat Specialty Pharmacy	$18,475	10%	$22,599	23%
Accredo Health, Incorporated	$19,714	11%	$13,619	14%
Others, individually less than 10% of Total revenues for all periods presented	$64,134	34%	$26,015	25%
Total revenues	$186,108	100%	$99,008	100%

	Six Months Ended June 30,
	2018		2017
	Dollars	Percent of total	Dollars	Percent of total
Ipsen	$87,852	22%	$10,024	6%
Caremark L.L.C.	$52,809	13%	$32,254	18%
Affiliates of McKesson Corporation	$44,652	11%	$24,124	13%
Diplomat Specialty Pharmacy	$38,622	10%	$42,449	24%
Accredo Health, Incorporated	$38,000	10%	$23,059	13%
Others, individually less than 10% of Total revenues for all periods presented	$137,892	34%	$47,985	26%
Total revenues	$399,827	100%	$179,895	100%
Total revenues disaggregated by geographic region were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S.	$150,079	$89,371	$287,072	$163,046
Europe	34,043	5,494	87,852	10,024
Rest of the world	1,986	4,143	24,903	6,825
Total revenues	$186,108	$99,008	$399,827	$179,895
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

Product Sales Discounts and Allowances
The activities and ending reserve balances for each significant category of discounts and allowances (which constitute variable consideration) were as follows (in thousands):

	Chargebacks and Discounts for Prompt Payment	Other Customer Credits/Fees and Co-pay Assistance	Rebates	Total
Balance at December 31, 2017	$1,928	$1,795	$5,770	$9,493
Provision related to sales made in:
Current period	32,088	6,336	14,318	52,742
Prior periods	(737)	—	(32)	(769)
Payments and customer credits issued	(30,675)	(6,850)	(10,194)	(47,719)
Balance at June 30, 2018	$2,604	$1,281	$9,862	$13,747
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

	Contract Assets: Unbilled Collaboration Revenue		Contract Liabilities: Deferred Revenue
	Current Portion	Long-term Portion	Current Portion	Long-term Portion
Balance at December 31, 2017	$—	$—	$31,984	$238,520
Adoption of Topic 606	9,588	12,247	(23,591)	(213,079)
Balance at January 1, 2018	9,588	12,247	8,393	25,441
Increases as a result of a change in transaction price and recognition of revenues as services are performed	471	2,534	—	—
Transfer to receivables from contract assets recognized at the beginning of the period	(9,109)	—	—	—
Increases as a result of the deferral of milestones achieved in period, excluding amounts recognized as revenue	—	—	948	3,835
Revenue recognized that was included in the contract liability balance at the beginning of the period	—	—	(4,977)	—
Other adjustments (1)	(950)	(14,781)	1,575	(17,306)
Balance at June 30, 2018	$—	$—	$5,939	$11,970
____________________

(1)	Includes reclassification of deferred revenue from long-term to current and adjustments made due to netting of contract assets and liabilities by collaboration agreement.
During the three and six months ended June 30, 2018, we recognized $32.2 million and $103.8 million, respectively, in revenues under Topic 606 for performance obligations satisfied in previous periods. Such revenues primarily related to milestone and royalty payments allocated to our license performance obligations of our collaborations with Ipsen and Daiichi Sankyo Company, Limited (“Daiichi Sankyo”).

NOTE 3. COLLABORATION AGREEMENTS
From time to time, we enter into collaborative arrangements for the development, manufacture and/or commercialization of products and/or product candidates. These collaborations generally provide for non-refundable up-front license fees, development and commercial performance milestone payments, payments for product supply, development cost reimbursements, royalty payments and/or profit sharing. See “Note 2. Revenues” for information on collaboration revenues recognized during the three and six months ended June 30, 2018 and 2017.
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
In consideration for the exclusive license and other rights contained in the collaboration agreement, including commercialization rights in Canada, Ipsen paid us aggregate upfront payments of $210.0 million. As of December 31, 2017 we had achieved various milestones totaling $125.0 million. During the six months ended June 30, 2018 we achieved an additional $50.0 million milestone upon the EMA’s approval of cabozantinib as a first-line treatment of advanced RCC, a $10.0 million milestone upon Ipsen’s filing with the EMA for cabozantinib as a treatment for patients with previously treated advanced HCC and a $25.0 million commercial milestone upon Ipsen’s achievement of $100.0 million of net sales cumulatively over four consecutive quarters. The timing and amount of revenue recognized during the three and six months ended June 30, 2018 for those milestones is described below.
We are also eligible to receive future development and regulatory milestone payments, totaling up to an additional $199.0 million, including a $40.0 million milestone upon the EMA’s approval of cabozantinib as a treatment for patients with previously treated advanced HCC, and additional milestone payments for other future indications and/or jurisdictions. The collaboration agreement also provides that we will be eligible to receive contingent payments of up to $519.9 million associated with sales volume milestones. We will also receive royalties on net sales of cabozantinib by Ipsen outside of the U.S. and Japan. We were entitled to receive a tiered royalty of 2% to 12% on the initial $150.0 million of net sales, which was reached in the second quarter of 2018. As of June 30, 2018, we are entitled to receive a tiered royalty of 22% to 26% of annual net sales, with separate tiers for Canada and the remainder of Ipsen’s sales territory. These tiers will reset each calendar year.
We are primarily responsible for funding cabozantinib-related development costs for those trials in existence at the time we entered into the collaboration agreement with Ipsen; global development costs for additional trials are shared between the parties, with Ipsen reimbursing us for 35% of such costs, provided Ipsen chooses to opt into such trials. In accordance with the collaboration agreement, Ipsen has opted into and is co-funding: CheckMate 9ER, the phase 3 pivotal trial evaluating the combination of cabozantinib with nivolumab versus sunitinib in patients with previously untreated, advanced or metastatic RCC being conducted in collaboration with BMS; CheckMate 040, the phase 1/2 study evaluating the combination of cabozantinib with nivolumab in patients with both previously treated and previously untreated advanced HCC being conducted in collaboration with BMS (though Ipsen will not be co-funding the triplet arm of the study evaluating cabozantinib with nivolumab and ipilimumab); and the phase 1b trial evaluating cabozantinib in combination with atezolizumab in locally advanced or metastatic solid tumors being conducted in collaboration with the Roche Group.
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
Unless terminated earlier, the collaboration agreement has a term that continues, on a product-by-product and country-by-country basis, until the latter of (i) the expiration of patent claims related to cabozantinib, (ii) the expiration of regulatory exclusivity covering cabozantinib or (iii) ten years after the first commercial sale of cabozantinib, other than

COMETRIQ. The supply agreement will continue in effect until expiration or termination of the collaboration agreement. The collaboration agreement may be terminated for cause by either party based on uncured material breach of either the collaboration agreement or the supply agreement by the other party, bankruptcy of the other party or for safety reasons. We may terminate the collaboration agreement if Ipsen challenges or opposes any patent covered by the collaboration agreement. Ipsen may terminate the collaboration agreement if the U.S. Food and Drug Administration or EMA orders or requires substantially all cabozantinib clinical trials to be terminated. Ipsen also has the right to terminate the collaboration agreement on a region-by-region basis after the first commercial sale of cabozantinib in advanced RCC in the given region. Upon termination by either party, all licenses granted by us to Ipsen will automatically terminate, and, except in the event of a termination by Ipsen for our material breach, the licenses granted by Ipsen to us shall survive such termination and shall automatically become worldwide, or, if Ipsen were to terminate only for a particular region, then for the terminated region. Following termination by us for Ipsen’s material breach, or termination by Ipsen without cause or because we undergo a change of control by a party engaged in a competing program, Ipsen is prohibited from competing with us for a period of time.
We identified the following performance obligations under the collaboration agreement with Ipsen: (1) the transfer of an exclusive license for the commercialization and further development of cabozantinib, as described above; and (2) research and development services, which includes certain committed studies for the development of cabozantinib, pharmacovigilance services and participation on the joint steering and development committees (as defined in the collaboration agreement).
We evaluated the collaboration agreement with Ipsen under Topic 606 as of January 1, 2018. Based on the evaluation as of that date, the up-front, nonrefundable fees, the milestones earned and royalties earned as of December 31, 2017, the $10.0 million milestone we expected to achieve in the first quarter of 2018 upon Ipsen’s filing with the EMA for cabozantinib as a treatment for patients with previously treated advanced HCC, and the estimated reimbursements for our research and development services performance obligation constituted the amount of the consideration to be included in the transaction price as of December 31, 2017. The transaction price was allocated to the performance obligations identified based on our best estimate of the relative standalone selling price: for our license, the estimate was determined using a discounted cash flow valuation utilizing forecasted revenues and costs, and a discount rate and for research and development services the estimate was determined using an adjusted market assessment approach that relies on internal and external costs and market factors. Other than the $10.0 million HCC filing milestone discussed above, variable consideration related to regulatory and development milestones not previously recognized was constrained due to the fact that it was not probable that a significant reversal of cumulative revenue would not occur, given the inherent uncertainty of success with these milestones. Any variable consideration related to sales-based milestones and royalties will be recognized when the related sales occur as these amounts have been determined to relate to the license transferred to Ipsen and therefore is recognized at the later of when the performance obligation is satisfied or the related sales occur. We re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Revenues related to our license performance obligation are recorded immediately as our license represents functional intellectual property that was transferred at a point in time, upon execution of the collaboration agreement in February 2016. Revenues for our research and development services performance obligation are being recognized using the inputs method based on our internal development projected cost estimates through the current estimated patent expiration of cabozantinib in the European Union, which is early 2030. As of June 30, 2018, $51.6 million of the transaction price allocated to our research and development services performance obligation had not been satisfied.
Collaboration revenues for the three and six months ended June 30, 2018 included $25.0 million in revenue for a commercial milestone from Ipsen that we earned in the second quarter of 2018 upon Ipsen’s achievement of $100.0 million in net sales cumulatively over four consecutive quarters. We have determined that sales-based milestones relate entirely to the previously satisfied performance obligations for the transfer of an intellectual property license and therefore recognized the entire milestone in the quarter the milestone was achieved.
Collaboration revenues for the six months ended June 30, 2018 included $46.0 million in revenue of a $50.0 million milestone from Ipsen for the approval of cabozantinib for the first-line treatment of advanced RCC by the European Commission (“EC”), of which $45.8 million was recognized in the first quarter of 2018. We determined recognition of the milestone during the first quarter of 2018 was appropriate following the Committee for Medicinal Products for Human Use’s (“CHMP”) positive opinion of cabozantinib for the first-line treatment of advanced RCC. The positive CHMP opinion was reviewed by the EC as part of their approval process. Our determination that we expected to achieve the $50.0 million milestone resulted in a change in the overall transaction price of the collaboration agreement, as it was probable that a significant reversal of cumulative revenue would not occur. We recognized $45.8 million in revenue in the first quarter of

2018 which represents the portion of the milestone that was allocated to the previously satisfied performance obligations for the transfer of an intellectual property license and research and development services. The remainder of the milestone was allocated to research and development services to be recognized in future periods as those services are delivered through early 2030, which included an additional $0.2 million recognized in the second quarter of 2018.
As of June 30, 2018, the net contract liability for the collaboration agreement with Ipsen was $15.2 million, of which $5.9 million was included in Current portion of deferred revenue and $9.3 million was included in Long-term deferred revenue on the accompanying Condensed Consolidated Balance Sheets.
Collaboration revenues under the collaboration agreement with Ipsen were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Ipsen collaboration revenues	$34,043	$5,494	$87,852	$10,024
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
In May 2018, we amended the collaboration agreement to modify the milestones we are eligible to receive under the agreement. As of June 30, 2018, we were eligible to receive development, regulatory and first-sale milestone payments of up to $100.0 million related to second-line RCC, first-line RCC and second-line HCC, as well as additional development, regulatory and first-sale milestone payments for potential future indications. The collaboration agreement also provides that we are eligible to receive pre-specified payments of up to $83.0 million associated with sales volume milestones. We consider the contingent payments due to us upon the achievement of specified sales volumes to be similar to royalty payments. We will also receive royalties on net sales of cabozantinib in Japan. We are entitled to receive a tiered royalty of 15% to 24% on the initial $300.0 million of net sales, and after the initial $300.0 million of net sales, we are then entitled to receive a tiered royalty of 20% to 30% on annual net sales. These tiers will reset each calendar year.
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
Pursuant to the terms of the collaboration agreement, we are responsible for the manufacture and supply of cabozantinib for all development and commercialization activities under the collaboration, and consequently, we entered into a clinical supply agreement covering the supply of cabozantinib to Takeda, as well as a quality agreement setting forth, in detail, the respective responsibilities pertaining to the quality requirements of the aforementioned supply to Takeda. We will record reimbursements for development costs as revenue as the development services represent a part of our ongoing major or central operations.
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
We identified the following performance obligations under the collaboration agreement with Takeda: (1) the transfer of an exclusive license for the commercialization and further development of cabozantinib, as described above; and (2) research and development services, which includes certain committed studies for the development of cabozantinib, pharmacovigilance services and participation on the joint executive and development committees (as defined in the collaboration agreement).
We evaluated the collaboration agreement with Takeda under Topic 606 as of January 1, 2018. Based on the evaluation as of that date, the up-front, nonrefundable fee and the estimated reimbursements for our research and development services performance obligation constituted the amount of the consideration to be included in the transaction price as of December 31, 2017. The transaction price was allocated to the performance obligations identified based on our best estimate of the relative standalone selling price: for our license, the estimate was determined using a discounted cash flow valuation utilizing forecasted revenues and costs, and a discount rate and for research and development services the estimate was determined using an adjusted market assessment approach that relies on internal and external costs and market factors. Variable consideration related to regulatory and development milestones not previously recognized was constrained due to the fact that it was not probable that a significant reversal of cumulative revenue would not occur, given the inherent uncertainty of success with these milestones. Any variable consideration related to sales-based milestones and royalties will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license transferred to Takeda and therefore is recognized at the later of when the performance obligation is satisfied or the related sales occur. We re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Revenues related to our license performance obligation are recorded immediately as our license represents functional intellectual property that was transferred at a point in time, upon execution of the collaboration agreement in January 2017. Revenues for our research and development services performance obligation are being recognized using the inputs method based on our internal development projected cost estimates through the current estimated patent expiration of cabozantinib in Japan, which is early 2030. As of June 30, 2018, $28.9 million of the transaction price allocated to our research and development services performance obligation had not been satisfied.
As of June 30, 2018, the net contract liability for the collaboration agreement with Takeda was $2.7 million, which was included in Long-term deferred revenue on the accompanying Condensed Consolidated Balance Sheets.
Collaboration revenues under the collaboration agreement with Takeda were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Takeda collaboration revenues	$1,986	$4,143	$4,903	$6,825
Genentech Collaboration
Royalty revenues on ex-U.S. sales and our share of the profits and losses recognized in connection with COTELLIC’s commercialization in the U.S. were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Royalty revenues on ex-U.S. sales	$1,546	$1,367	$2,895	$3,665
Profits and losses on U.S. commercialization	$2,696	$(781)	$4,069	$(1,407)
The royalty revenues on ex-U.S. sales were included in Collaboration revenues. Prior to the adoption of topic 606, royalty revenues from the collaboration agreement with Genentech were based on amounts reported to us by our collaboration partner and were recorded when such information becomes available to us; beginning in the first quarter of 2017 such information became available in the current quarter and for 2016 such information was not available until the following quarter, meaning that through December 31, 2016 we recorded royalty revenues on a one quarter lag. As a result of this change, royalty revenues for the six months ended June 30, 2017 included $1.1 million in royalty revenues for sales in the fourth quarter of 2016 in addition to the royalty revenues for sales in the first half of 2017.
Losses on the U.S. commercialization of COTELLIC for the three and six months ended June 30, 2017 were included in Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations; Selling, general and administrative expenses also included the profit for the first quarter of 2018 in Selling, general and administrative expenses in our Condensed Consolidated Statements of Operations included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 2, 2018 as we were not expecting an overall profit for the year ended December 31, 2018. During the second quarter of 2018, we determined that we now expect an overall profit on the U.S. commercialization of COTELLIC for the year ended December 31, 2018 and therefore we have included the profit for the three and six months ended June 30, 2018 in Collaboration revenues for those periods; accordingly, we have also reclassified the profit for the first quarter of 2018 from Selling, general and administrative expenses to Collaboration revenue for that period.
GSK Collaboration
Royalties accruing to GSK in connection with the sales of COMETRIQ and CABOMETYX are included in Cost of goods sold for net sales by us and as a reduction of Collaboration revenues for net sales by Ipsen on the accompanying Condensed Consolidated Statements of Operations. Such royalties were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Royalties accruing to GSK	$5,628	$2,962	$10,753	$5,363
StemSynergy Collaboration
In January 2018, we entered into an exclusive collaboration and license agreement with StemSynergy Therapeutics, Inc. (“StemSynergy”) for the discovery and development of novel oncology compounds targeting Casein Kinase 1 alpha (“CK1α”) a component of the Wnt signaling pathway implicated in key oncogenic processes. Under the terms of the agreement, we will partner with StemSynergy to conduct preclinical and clinical studies with compounds targeting CK1α. We paid StemSynergy an upfront payment of $3.0 million for initial research and development funding and StemSynergy is eligible to receive up to an additional $3.5 million of such funding. The $3.0 million payment we made during the six months ended June 30, 2018 is included in Research and development expenses in the accompanying Condensed Consolidated Statements of Operations. StemSynergy will also be eligible for up to $56.5 million in milestones for the first product to emerge from the collaboration, including preclinical and clinical development and regulatory milestone payments, commercial milestones, as well as single-digit royalties on worldwide sales. We will be solely responsible for the commercialization of products that arise from the collaboration.
Invenra Collaboration
In May 2018, we entered into a collaboration and license agreement with Invenra, Inc. (“Invenra”), which is focused on developing next-generation biologics, to discover and develop multispecific antibodies for the treatment of cancer. Invenra is responsible for antibody lead discovery and generation while we will lead Investigational New Drug enabling studies, manufacturing, clinical development in single-agent and combination therapy regimens, and future regulatory and commercialization activities. The collaboration agreement also provides that we will receive an exclusive, worldwide license to one preclinical asset (the “lead preclinical asset”), and that we and Invenra intend to pursue up to six additional discovery projects during the term of the collaboration, which in total are directed to three discovery programs.
In consideration for the exclusive worldwide license and other rights contained in the collaboration agreement, we paid Invenra an upfront payment of $2.0 million and second project initiation fee of $2.0 million. The $4.0 million of total payments we made during the six months ended June 30, 2018 are included in Research and development expenses in the accompanying Condensed Consolidated Statements of Operations. Invenra is eligible to receive payments of up to $131.5 million based on the achievement of specific development and regulatory milestones for a product containing the lead preclinical asset in the first indication. Upon successful commercialization of a product, Invenra is eligible to receive global milestone payments up to $325.0 million if certain sales thresholds are achieved as well as single digit tiered royalties on net sales of the approved product. We also have the right to initiate five additional discovery projects for development subject to an upfront payment of $2.0 million for each project as well as additional global milestone payments and royalties for any products that arise from these discovery efforts.

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
We have determined that each of our other existing collaboration agreements have one performance obligation, the delivery of an intellectual property license to each collaboration partner, which was satisfied for all such agreements prior to the adoption of Topic 606. As a result, any consideration earned and received from these collaborations will be recognized immediately as the licenses we provided represent functional intellectual property that was transferred at a point in time prior to the adoption of Topic 606, when the agreements were executed. Potential variable consideration for these collaborations related to regulatory and development milestones was constrained due to the fact that it was not probable that a significant reversal of cumulative revenue would not occur, given the inherent uncertainty of success with these milestones. Any variable consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the licenses transferred and therefore are recognized at the later of when the performance obligation is satisfied or the related sales occur.
In February 2018, upon Daiichi Sankyo’s submission of a regulatory application to the Japanese Pharmaceutical and Medical Devices Agency for esaxerenone as a treatment for patients with essential hypertension, we earned a $20.0 million milestone, which is included in Collaboration revenues during the six months ended June 30, 2018.
NOTE 4. CASH AND INVESTMENTS
Cash, Cash Equivalents and Restricted Cash
A reconciliation of Cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the amount reported within the accompanying Condensed Consolidated Statements of Cash Flows was as follows (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and cash equivalents	$248,407	$183,164	$135,212	$151,686
Restricted cash included in short-term restricted cash and investments	504	504	—	—
Restricted cash included in long-term restricted cash and investments	1,100	4,646	4,650	4,150
Cash, cash equivalents, and restricted cash as reported within the accompanying Condensed Consolidated Statements of Cash Flows	$250,011	$188,314	$139,862	$155,836
Restricted cash includes certificates of deposit used to collateralize letters of credit and, in prior periods, a purchasing card program.

Investments Available-for-sale
Investments by security type were as follows; the amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$54,546	$—	$—	$54,546
Certificates of deposit	21,095	—	—	21,095
Commercial paper	280,654	—	—	280,654
Corporate bonds	218,780	54	(730)	218,104
U.S. Treasury and government sponsored enterprises	20,532	—	(55)	20,477
Total	$595,607	$54	$(785)	$594,876

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Money market funds	$45,478	$—	$—	$45,478
Commercial paper	199,647	—	—	199,647
Corporate bonds	179,336	18	(332)	179,022
U.S. Treasury and government sponsored enterprises	16,295	—	(32)	16,263
Total	$440,756	$18	$(364)	$440,410
Gains and losses on the sales of investments available-for-sale were nominal during the three and six months ended June 30, 2018 and 2017.
The fair value of gross unrealized losses on investments available-for-sale in an unrealized loss position were as follows (in thousands):

	June 30, 2018
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$177,129	$(725)	$2,495	$(5)	$179,624	$(730)
U.S. Treasury and government sponsored enterprises (1)	18,818	(55)	1,660	—	20,478	(55)
Total	$195,947	$(780)	$4,155	$(5)	$200,102	$(785)
____________________

(1)	Gross unrealized losses on commercial paper in an unrealized loss position 12 months or greater were less than $1 thousand.

	December 31, 2017
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$140,746	$(296)	$20,047	$(36)	$160,793	$(332)
U.S. Treasury and government sponsored enterprises	13,611	(23)	2,651	(9)	16,262	(32)
Total	$154,357	$(319)	$22,698	$(45)	$177,055	$(364)
There were 149 and 134 investments in an unrealized loss position as of June 30, 2018 and December 31, 2017, respectively. During the three and six months ended June 30, 2018 and 2017 we did not record any other-than-temporary impairment charges on our available-for-sale securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk, but were primarily associated with changes in interest rates. Based on the scheduled maturities of our investments and our determination that it was more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis, we concluded that the unrealized losses in our investment securities were not other-than-temporary.
The fair value of cash equivalents and investments by contractual maturity were as follows (in thousands):

	June 30, 2018	December 31, 2017
Maturing in one year or less	$500,480	$377,155
Maturing after one year through five years	94,396	63,255
Total	$594,876	$440,410
NOTE 5. INVENTORY
Inventory consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$2,134	$498
Work in process	3,737	3,997
Finished goods	3,265	2,854
Total	$9,136	$7,349

Balance Sheet classification:
Inventory	$8,371	$6,657
Other long-term assets	765	692
Total	$9,136	$7,349
Write-downs related to excess and expiring inventory are charged to either Cost of goods sold or the cost of supplied product included in Collaboration revenues. Such write-downs were $0.5 million for both the six months ended June 30, 2018 and June 30, 2017.
Inventory expected to be used in production or sold in periods more than 12 months from the date presented is classified as Other long-term assets on the accompanying Condensed Consolidated Balance Sheets. As of both June 30, 2018 and December 31, 2017, the non-current portion of inventory consisted of a portion of our finished goods.

NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Leasehold improvements	$41,003	$4,715
Computer equipment and software	15,507	14,146
Buildings	14,530	—
Furniture and fixtures	4,028	1,609
Laboratory equipment	1,991	5,959
Construction in progress	1,839	22,114
	78,898	48,543
Less: accumulated depreciation and amortization	(14,154)	(22,800)
Property and equipment, net	$64,744	$25,743
Depreciation expense was $1.2 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively.
Leased Premises Placed in Service
In May 2017, we entered into a Lease Agreement (the “Lease”) with Ascentris 105, LLC (“Ascentris”) for office and research facilities located at 1851, 1801, and 1751 Harbor Bay Parkway, Alameda, California (the “Premises”). The Lease was amended in October 2017 and June 2018 to increase the space leased to an aggregate of 134,765 square feet. For a description of the Lease, see “Note 12. Commitments” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 26, 2018. In June 2018, we relocated our offices and research facilities to the Premises. Accordingly, we placed into service $59.5 million in related Leasehold improvements, Buildings, Furniture and fixtures and Computer equipment and software, portions of which were included in Construction in progress at prior period ends. We are continuing to review the allocation of these additions between Leasehold improvements and Furniture and fixtures.
We evaluated our involvement during the construction period and determined the scope of the tenant improvements on portions of the Premises, including the building shells, did not qualify as “normal tenant improvements” under Accounting Standards Codification Topic 840, Leases (“Topic 840”). Accordingly, for accounting purposes, we were deemed to be the owner of such portions of the Premises during the construction period. As such, we capitalized the construction costs as a build-to-suit property within Property and equipment, net, including the estimated fair value of the building shells that we are deemed to own at the lease inception date, as determined using a third-party appraisal. Accordingly, we capitalized $14.5 million of costs related to the Lease in construction in progress as of May 2, 2017, with a corresponding build-to-suit financing obligation in Other long-term liabilities. In June 2018, upon placing of the assets in service and in accordance with Topic 840, due to our continuing involvement in the Premises the Lease did not qualify for sale-leaseback accounting. Accordingly, the assets placed into service include the $14.5 million estimated fair value of the building shells that we are deemed to own. We have also recorded a related financing obligation of $0.7 million in Other current liabilities and $20.6 million in Financing obligation for build-to-suit lease in the accompanying Condensed Consolidated Balance Sheets for the buildings and related landlord allowance earned in the second quarter of 2018. Buildings are depreciated over their estimated 40 year useful life.

NOTE 7. STOCK-BASED COMPENSATION
We recorded and allocated employee stock-based compensation expense for our equity incentive plans and our 2000 Employee Stock Purchase Plan (“ESPP”) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$2,900	$1,600	$5,933	$3,078
Selling, general and administrative	6,383	3,427	12,655	6,662
Total stock-based compensation	$9,283	$5,027	$18,588	$9,740
We have several equity incentive plans under which we have granted stock options and restricted stock units (“RSUs”) to employees, directors and consultants. At June 30, 2018, 19,509,911 shares were available for grant under our equity incentive plans.
We use the Black-Scholes Merton option pricing model to value our stock options and ESPP purchases. The weighted average grant-date fair value per share of our stock options and ESPP purchases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$9.82	$10.07	$10.37	$10.01
ESPP	$6.84	$5.65	$7.17	$4.61
The grant-date fair value of employee stock option grants and ESPP purchases was estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options:
Risk-free interest rate	2.66%	1.72%	2.60%	1.68%
Dividend yield	—%	—%	—%	—%
Volatility	54%	60%	54%	61%
Expected life	4.5 years	4.3 years	4.4 years	4.2 years
ESPP:
Risk-free interest rate	1.80%	0.94%	1.63%	0.77%
Dividend yield	—%	—%	—%	—%
Volatility	52%	60%	52%	64%
Expected life	6 months	6 months	6 months	6 months
We considered our implied volatility and our historical volatility in developing our estimates of expected volatility. The assumptions for the expected life of stock options were based on historical exercise patterns and post-vesting termination behavior.
The fair value of RSUs was based on the closing price of the underlying common stock on the date of grant.

Stock option activity for the six months ended June 30, 2018 was as follows (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	22,208,446	$6.83
Granted	818,842	$22.63
Exercised	(1,141,640)	$5.74
Forfeited	(102,177)	$15.20
Options outstanding at June 30, 2018	21,783,471	$7.44	3.8 years	$312,900
Exercisable at June 30, 2018	16,249,965	$4.80	3.2 years	$271,709
As of June 30, 2018, $39.1 million of unrecognized compensation expense related to unvested stock options will be recognized over a weighted-average period of 2.3 years.
RSU activity for the six months ended June 30, 2018 was as follows (dollars in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
RSUs outstanding at December 31, 2017	3,762,990	$17.76
Awarded	300,670	$23.35
Vested and released	(341,572)	$7.75
Forfeited	(120,886)	$19.81
RSUs outstanding at June 30, 2018	3,601,202	$19.11	1.7 years	$77,498
As of June 30, 2018, $56.8 million of unrecognized compensation expense related to unvested RSUs will be recognized over a weighted-average period of 2.8 years.
NOTE 8. INCOME TAXES
Provision for income taxes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Provision for income taxes	$901	$581	$3,415	$715
Provision for income taxes for the three and six months ended June 30, 2018 and 2017 primarily relates to state taxes for which we do not have net operating loss carry-forwards due to a limited operating history. Our historical losses are sufficient to fully offset our federal taxable income.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. The Tax Cuts and Jobs Act contained significant changes to corporate taxation, included among other items, a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%. Further guidance may be forthcoming from the FASB and the SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts. The Provision for income taxes for the three and six months ended June 30, 2018 did not reflect any adjustment to the impact of the Tax Cuts and Jobs Act enactment that we recorded during the year ended December 31, 2017.

NOTE 9. NET INCOME PER SHARE
The computation of basic and diluted net income per share was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$87,494	$17,656	$203,351	$34,356
Net income allocated to participating securities	—	(60)	—	(117)
Net income allocable to common stock for basic net income per share	87,494	17,596	203,351	34,239
Adjustment to net income allocated to participating securities	—	4	—	7
Net income allocable to common stock for diluted net income per share	$87,494	$17,600	$203,351	$34,246
Denominator:
Weighted-average shares of common stock outstanding used in computing basic net income per share	297,336	293,188	296,874	292,029
Dilutive securities:
Outstanding stock options, unvested RSUs and ESPP contributions	14,905	18,031	16,150	18,730
Weighted-average shares of common stock outstanding and dilutive securities used in computing diluted net income per share	312,241	311,219	313,024	310,759

Net income per share, basic	$0.29	$0.06	$0.68	$0.12
Net income per share, diluted	$0.28	$0.06	$0.65	$0.11
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
Potentially dilutive shares of common stock not included in the computation of diluted net income per share because to do so would be anti-dilutive were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Outstanding stock options, unvested RSUs and ESPP contributions	5,163	1,747	2,606	1,633
Total potentially dilutive shares	5,163	1,747	2,606	1,633

NOTE 10. FAIR VALUE MEASUREMENTS
The classification of our financial assets within the fair value hierarchy that were measured and recorded at fair value on a recurring basis was as follows; the amounts presented exclude cash, but include investments classified as cash equivalents (in thousands):

	June 30, 2018
	Level 1	Level 2	Total
Money market funds	$54,546	$—	$54,546
Certificates of deposit	—	21,095	21,095
Commercial paper	—	280,654	280,654
Corporate bonds	—	218,104	218,104
U.S. Treasury and government sponsored enterprises	—	20,477	20,477
Total financial assets	$54,546	$540,330	$594,876

	December 31, 2017
	Level 1	Level 2	Total
Money market funds	$45,478	$—	$45,478
Commercial paper	—	199,647	199,647
Corporate bonds	—	179,022	179,022
U.S. Treasury and government sponsored enterprises	—	16,263	16,263
Total financial assets	$45,478	$394,932	$440,410
We did not have any financial liabilities measured and recorded at fair value on a recurring basis as of those dates. We did not have any financial assets or liabilities classified as Level 3 in the fair value hierarchy as of June 30, 2018 or December 31, 2017 and there were no transfers of financial assets or liabilities classified as Level 3 during the six months ended June 30, 2018 or 2017.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains forward-looking statements. These statements are based on Exelixis, Inc.’s (“Exelixis,” “we,” “our” or “us”) current expectations, assumptions, estimates and projections about our business and our industry, and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Words such as “expect,” “potential,” “will,” “goal,” “would,” “intend,” “continues,” “objective,” “anticipate,” “initiate,” “believe,” “could,” “plan,” “trend,” or the negative of such terms or other similar expressions identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in Part II, Item 1A of this Form 10-Q, as well as those discussed elsewhere in this report. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
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
CABOMETYX was approved by the U.S. Food and Drug Administration, or FDA, for previously treated patients with advanced RCC in April 2016, and then on December 19, 2017, approximately two months ahead of the assigned Prescription Drug User Fee Act, or PDUFA, action date, the FDA expanded CABOMETYX’s approval in this indication to include previously untreated patients with advanced RCC. We continue to be highly focused on optimizing the execution of this commercial launch in the U.S. through our commercial and medical affairs organizations and established distribution network.
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
Beyond our currently approved indications for advanced RCC and for MTC, we are pursuing other indications that have the potential to expand the number of cancer patients who could benefit from cabozantinib. Furthest advanced is our evaluation of CABOMETYX as a treatment for patients with previously treated advanced hepatocellular carcinoma, or HCC. On March 15, 2018, we submitted a supplemental New Drug Application, or sNDA, for cabozantinib in this indication to the FDA, and on May 29, 2018, the FDA accepted this filing, assigning a PDUFA action date of January 14, 2019. The data in support of this filing are derived from CELESTIAL, our company-sponsored, global phase 3 trial comparing cabozantinib to placebo in patients with advanced HCC who had previously progressed on or were intolerant to sorafenib and up to one additional therapy. On October 16, 2017, we announced that at the time of the second planned interim analysis, the study’s independent data monitoring committee had recommended that CELESTIAL be stopped because it had met its primary endpoint, with cabozantinib providing a statistically significant and clinically meaningful improvement in overall survival, or OS, compared to placebo. Safety data from the study were consistent with the established profile of cabozantinib. The results of the CELESTIAL trial were published in the New England Journal of Medicine, or NEJM, in early July 2018. We believe that the available clinical data demonstrate that cabozantinib has the potential to be broadly active in cancer indications beyond those for which it is already approved. Accordingly, we are currently evaluating cabozantinib, both as a single agent and in combination with immune checkpoint inhibitors or other compounds, in a broad development program comprising over 70 ongoing or planned clinical trials across multiple indications. We, along with our clinical and commercial collaboration partners, sponsor some of the trials, and independent clinicians conduct the remaining trials through our Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute’s Cancer Therapy Evaluation Program, or NCI-CTEP, or our investigator sponsored trial program.
We are particularly interested in examining cabozantinib’s potential in combination with immune checkpoint inhibitors to determine if such combinations further improve outcomes for patients. Building on preclinical and clinical observations that cabozantinib may promote a more immune-permissive tumor environment potentially resulting in cooperative activity of cabozantinib in combination with these products, we are evaluating cabozantinib in combination with a variety of immune checkpoint inhibitors in multiple clinical trials. The most advanced of these combination studies include a phase 3 pivotal trial evaluating cabozantinib in combination with nivolumab in previously untreated, advanced or metastatic RCC, and a phase 1/2 trial evaluating cabozantinib in combination with nivolumab and in combination with both nivolumab and ipilimumab in patients with both previously treated and previously untreated advanced HCC. Both trials are in collaboration with Bristol-Myers Squibb Company, or BMS. As a further part of our clinical collaboration with BMS, we also plan to evaluate cabozantinib and nivolumab with or without ipilimumab in various other tumor types, including in bladder cancer. Diversifying our exploration of combinations with immune checkpoint inhibitors, we have also initiated COSMIC-021, a phase 1b dose escalation study evaluating the safety and tolerability of cabozantinib in combination with the Roche Group’s, or Roche’s, atezolizumab in patients with locally advanced or metastatic solid tumors. Following the completion of the dose escalation portion of the study in the first quarter of 2018, the study is currently enrolling patients into eight tumor expansion cohorts. The protocol for the study is also being amended to include an aggregate of eighteen tumor expansion cohorts, including multiple therapeutic settings of RCC, urothelial cancer, or UC, and non-small cell lung cancer, or NSCLC, and single therapeutic settings of HCC, castration-resistant prostate cancer, or CRPC, triple-negative breast cancer, or TNBC, epithelial ovarian cancer, or EOC, endometrial cancer, gastric or gastroesophageal junction cancer, or GEJ cancer, colorectal adenocarcinoma, differentiated thyroid carcinoma, or DTC, and head and neck cancer of squamous cell histology.
Genentech also continues to make progress with respect to the phase 3 clinical development program for our second approved cancer agent, cobimetinib. In December 2006, we licensed cobimetinib to Genentech and Genentech has been, and is, solely responsible for the product’s clinical development. Genentech is currently conducting two phase 3 pivotal trials exploring the combination of cobimetinib with atezolizumab in BRAF wild type melanoma population (IMspire170), and the combination of cobimetinib with atezolizumab and vemurafenib in BRAF V600 mutant melanoma (IMspire150). The first patient for IMspire170 was enrolled in December 2017, and enrollment for IMspire150 was completed in April 2018. Additionally, although IMblaze 370, a third phase 3 pivotal trial conducted by Genentech evaluating the combination of cobimetinib with atezolizumab in colorectal carcinoma, or CRC, did not meet its primary endpoint as announced in May 2018, Genentech continues to pursue the cobimetinib development program and is conducting a series of early-stage clinical trials investigating the combination of cobimetinib and atezolizumab in multiple tumor settings. Should these trials prove positive and Genentech obtain regulatory approvals based on such positive results, we believe that cobimetinib could provide us with a potentially meaningful source of revenue in the future.
As we continue to work to maximize the clinical, therapeutic and commercial potential of cabozantinib and cobimetinib, we remain committed to building our product pipeline by discovering and developing new cancer therapies for patients. In this regard, we have resumed internal drug discovery efforts with the goal of identifying new product candidates to advance into clinical trials. Notably, these efforts are led by some of the same experienced scientists responsible for the discovery of cabozantinib and cobimetinib, which have been approved for commercialization by regulatory authorities, as well as other promising compounds we have discovered, many of which are in earlier stages of clinical and regulatory development pursuant to our collaborations with Daiichi Sankyo Company, Limited, or Daiichi Sankyo, Merck (known as MSD outside of the U.S. and Canada), BMS and Sanofi.
We are also focused on augmenting our product pipeline by in-licensing attractive, early-stage oncology assets and then further developing them utilizing our established clinical development infrastructure. In furtherance of this strategy, in January 2018, we entered into an exclusive global collaboration and license agreement with StemSynergy Therapeutics, Inc., or StemSynergy, for the discovery and development of novel oncology compounds aimed to inhibit tumor growth by targeting Casein Kinase 1 alpha, or CK1α, a component of the Wnt signaling pathway implicated in key oncogenic processes. Under the terms of this agreement, we have partnered with StemSynergy to conduct preclinical and clinical studies with compounds targeting CK1α. Additionally, in May 2018, we entered into a collaboration and license agreement with Invenra, Inc., or Invenra, which is focused on developing next-generation biologics, to discover and develop multispecific antibodies for the treatment of cancer. Invenra is responsible for antibody lead discovery and generation while we will lead Investigational New Drug enabling studies, manufacturing, clinical development in single-agent and combination therapy regimens, and future regulatory and commercialization activities. The collaboration agreement also provides that we will receive an exclusive, worldwide license to one preclinical asset, and that we and Invenra intend to pursue up to six additional discovery projects during the term of the collaboration, which in total are directed to three discovery programs.
Second Quarter 2018 Business Updates and Financial Highlights
During the second quarter of 2018, we continued to execute on our commercial, development and financial objectives, generating significant revenue from operations and positioning the business to be able to maximize the clinical and commercial potential of CABOMETYX, COMETRIQ and COTELLIC and to expand the product pipeline. Significant business updates and financial highlights for the quarter and subsequent to quarter end include:
Business Updates

•
In April 2018, we appointed Maria C. Freire, Ph.D. to our Board of Directors. Dr. Freire currently serves as President and Executive Director and as a member of the board of directors of the Foundation for the National Institutes of Health, an independent 501(c)(3) charitable organization established by Congress to support the National Institutes of Health by raising private funds for biomedical research and fostering partnerships and alliances around the world.

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

•
In May 2018, Ipsen received regulatory approval from the European Commission, or EC, for CABOMETYX as a treatment for adult patients with previously untreated, intermediate- or poor-risk advanced RCC in the European Union, or EU.

•
In May 2018, we announced that IMblaze370, Genentech’s phase 3 pivotal trial evaluating the combination of cobimetinib with atezolizumab in patients with CRC, did not meet its primary endpoint. However, Genentech continues to pursue the cobimetinib development program.

•
In May 2018, the FDA determined that our sNDA for cabozantinib for patients with previously treated advanced HCC was sufficiently complete to permit a substantive review. The FDA assigned a PDUFA action date of January 14, 2019.

•
In June 2018, we announced an amendment to the protocol for COSMIC-021, the phase 1b trial of cabozantinib in combination with atezolizumab in patients with locally advanced or metastatic solid tumors, to add ten new expansion cohorts to the trial (for an aggregate of eighteen cohorts), which now includes patients with RCC, UC, NSCLC, CRPC, HCC, TNBC, EOC, endometrial cancer, GEJ cancer, colorectal adenocarcinoma, DTC and head and neck cancer of squamous cell histology. The primary goal of the study remains to determine the objective response rate in each cohort.

•
In June 2018, clinical data from cabozantinib were the subject of fifteen presentations at the American Society of Clinical Oncology 2018 Annual Meeting, including a poster presentation covering a sub-group analysis of CELESTIAL, our phase 3 pivotal trial evaluating cabozantinib in patients with previously treated advanced HCC, comparing outcomes by duration of sorafenib treatment in patients whose only prior treatment was sorafenib and outcomes based on age. The findings showed that cabozantinib improved OS and progression-free survival compared with placebo irrespective of duration of prior sorafenib treatment or age category.

•
During the second quarter of 2018, Ipsen reached $150.0 million in cumulative net sales of cabozantinib, which resulted in an increase in royalty rate earned by Exelixis to 22% of net sales by Ipsen. Previously we had been entitled to receive a tiered royalty of 2% to 12%. We are now entitled to receive a tiered royalty of 22% to 26% of annual net sales.

•	In July 2018, we were added to Standard & Poor’s, or S&P’s, MidCap 400 index and are classified under S&P’s Global Industry Classification Standard Biotechnology Sub-Industry index.

•
In July 2018, the NEJM published results from CELESTIAL, our company-sponsored, global phase 3 pivotal trial comparing cabozantinib to placebo in patients with advanced HCC who had previously progressed on or were intolerant to sorafenib and up to one additional therapy. The data demonstrate that cabozantinib provided a statistically significant and clinically meaningful improvement in OS versus placebo.

Financial Highlights

•
Net income for the second quarter of 2018 was $87.5 million, or $0.29 per share, basic and $0.28 per share, diluted, compared to $17.7 million, or $0.06 per share, basic and diluted, for the second quarter of 2017.

•	Total revenues for the second quarter of 2018 increased to $186.1 million, compared to $99.0 million for the second quarter of 2017.

•	Net product revenues for the second quarter of 2018 increased to $145.8 million, compared to $88.0 million for the second quarter of 2017.

•	Research and development expenses for the second quarter of 2018 increased to $42.5 million, compared to $28.2 million for the second quarter of 2017.

•	Selling, general and administrative expenses for the second quarter of 2018 increased to $51.9 million, compared to $40.7 million for the second quarter of 2017.

•	Cash and investments increased to $595.9 million at June 30, 2018, compared to $457.2 million at December 31, 2017.
See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.
Although we reported net income of $203.4 million and $154.2 million for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively, we may not be able to maintain or increase profitability on a quarterly or annual basis and we are unable to predict the extent of long-range future profits or losses. We expect to continue to spend significant additional amounts to fund further development of cabozantinib for additional indications and the commercialization of our approved products. In addition, we will continue to expand our product pipeline through our drug discovery efforts and the evaluation and execution of potential additional in-licensing and acquisition opportunities that align with our oncology drug development expertise, efforts that could involve substantial costs. To offset these costs, we will need to generate substantial revenues. As a result, we are unable to predict the extent of any future profits or losses.
Challenges and Risks
We will continue to face a number of challenges and risks to our business that may impact our ability to execute on our 2018 business objectives. In particular, we anticipate that for the foreseeable future our ability to maintain or meaningfully increase unrestricted cash to fund our commercial operations and our development and discovery programs is dependent upon the successful commercialization of CABOMETYX for the treatment of advanced RCC in territories where it has been or may soon be approved and in potential other indications for which we are in late-stage development or intend to seek regulatory review, such as previously treated advanced HCC. The commercial opportunity for CABOMETYX as a treatment for advanced RCC remains subject to a variety of factors, most importantly, CABOMETYX’s perceived benefit/risk profile as compared to the benefit/risk profiles of other treatments available or currently in development for the treatment of advanced RCC. Our ability to maintain or meaningfully increase product revenues from CABOMETYX is also affected by a number of other factors, including the highly competitive markets for which we intend to pursue regulatory approval of cabozantinib and the prospect for new competitive therapies and generic competition, and the extent to which coverage and reimbursement for CABOMETYX is available from government and other third-party payers. Obtaining and maintaining appropriate coverage and reimbursement for CABOMETYX is increasingly challenging due to, among other things, the attention being paid to healthcare cost containment and other potential austerity measures being discussed in the U.S. and worldwide, as well as increasing policy interest in the U.S. with respect to pharmaceutical drug pricing practices. To fulfill the commercial potential of cabozantinib also depends on whether data generated by our clinical development activities will support regulatory approval of cabozantinib in additional indications. Achievement of our 2018 business objectives will also depend on our ability to adapt our development and commercialization strategy to navigate increased competition, including that from, but not limited to, immune checkpoint inhibitors, as well as the use of combination therapy to treat cancer. Furthermore, our research and development objectives may be impeded as we work to scale our organization to meet the demands of expanded drug development and discovery activities. In connection with efforts to expand our product pipeline, we may be unsuccessful in discovering new drug candidates or we may not be able to successfully identify appropriate candidates for in-licensing or acquisition.
Some of these challenges and risks are specific to our business, and others are common to companies in the pharmaceutical industry with development and commercial operations. For an extensive discussion of challenges and risks we face, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Fiscal Year Convention
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2018 will end on December 28, 2018 and fiscal year 2017 ended on December 29, 2017. For convenience, references in this report as of and for the fiscal periods ended June 29, 2018, March 30, 2018 and June 30, 2017, and as of and for the fiscal years ended December 28, 2018 and December 29, 2017, are indicated as being as of and for the periods ended June 30, 2018, March 31, 2018 and June 30, 2017, and the years ended December 31, 2018 and December 31, 2017, respectively. Similarly, references in this report to the first day of the fiscal year ended December 28, 2018 and the first day of the fiscal quarter ended June 29, 2018 are indicated as being as of January 1, 2018 and April 1, 2018, respectively.
Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended June 30,		Percentage Change - Q2 2018 v. Q2 2017	Six Months Ended June 30,		Percentage Change - Year to Date 2018 v. 2017
	2018	2017		2018	2017
Net product revenues	$145,836	$88,004	66%	$280,108	$156,881	79%
Collaboration revenues	40,272	11,004	266%	119,719	23,014	420%
Total revenues	$186,108	$99,008	88%	$399,827	$179,895	122%
Total revenues for the three and six months ended June 30, 2018 were impacted by our adoption of Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606), or Topic 606. For additional information on our adoption of Topic 606, see “Note 1. Organization and Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements - Revenue”, “Note 2. Revenues” and “Note 3. Collaboration Agreements” in our “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net Product Revenues
Net product revenues by product were as follows (dollars in thousands):

	Three Months Ended June 30,		Percentage Change - Q2 2018 v. Q2 2017	Six Months Ended June 30,		Percentage Change - Year to Date 2018 v. 2017
	2018	2017		2018	2017
CABOMETYX	$141,121	$80,861	75%	$270,055	$143,220	89%
COMETRIQ	4,715	7,143	(34)%	10,053	13,661	(26)%
Net product revenues	$145,836	$88,004	66%	$280,108	$156,881	79%
The increases in net product revenues for CABOMETYX for the three and six months ended June 30, 2018, as compared to the comparable periods in 2017, were primarily due to a 64% and 78% increase, respectively, in the number of units of CABOMETYX sold, and to a lesser extent, an increase in the average selling price of the product. The increase in CABOMETYX sales volume reflects the continued growth of CABOMETYX in advanced RCC. The decreases in net product revenues for COMETRIQ for the three and six months ended June 30, 2018, as compared to the comparable periods in 2017, were due to a 35% and 28% decline, respectively, in the number of units of COMETRIQ sold. COMETRIQ sales volume has been decreasing since the launch of CABOMETYX in April 2016. The adoption of Topic 606 did not impact our net product revenues.
We recognize product revenues net of discounts and allowances that are described in “Note 1. Organization and Summary of Significant Accounting Policies” to our “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect our discounts and allowances as a percentage of gross product revenues to increase during the remainder of 2018 as our business evolves, the number of patients participating in government programs increases, the discounts and rebates paid to government payers increase, and as a result of the engagement in commercial contracting that may result in additional discounts or rebates.

Collaboration Revenues
Collaboration revenues were as follows (dollars in thousands):

	Three Months Ended June 30,		Percentage Change - Q2 2018 v. Q2 2017	Six Months Ended June 30,		Percentage Change - Year to Date 2018 v. 2017
	2018	2017		2018	2017
Collaboration revenues:
License revenues (1)	$31,908	$9,156	248%	$100,938	$20,370	396%
Research and development services revenues (2)	6,805	2,175	213%	16,904	3,307	411%
Other collaboration revenues (3)	1,559	(327)	n/m	1,877	(663)	n/m
Total collaboration revenues	$40,272	$11,004	266%	$119,719	$23,014	420%
____________________

(1)
License revenues for the three and six months ended June 30, 2018 included revenues related to the portion of three milestones that were allocated to the transfer of intellectual property licenses and were recognized in the current period and royalty revenue from Ipsen and Genentech. License revenues for the three and six months ended June 30, 2017 included the recognition of deferred revenues from upfront payments and a non-substantive milestone that were being amortized over various periods, as well as royalty revenues from Ipsen and Genentech. License revenues for the six months ended June 30, 2017 also included a milestone payment from BMS. Upon the adoption of Topic 606, the allocation of proceeds from our collaboration partners between licenses and research and development services as well as the timing of recognition has changed. Therefore, among other changes, as of January 1, 2018, the portion of proceeds allocated to intellectual property licenses for our Ipsen and Takeda collaboration agreements are recognized immediately and License revenues no longer includes revenues related to the amortization of deferred revenue.

(2)
Research and development services revenues for the three and six months ended June 30, 2018 included the recognition of deferred revenue for the portion of the upfront and milestone payments that have been allocated to the research and development services that are being amortized through early 2030, as well as development cost reimbursements earned on our collaboration agreements. As described in (1) above, we did not allocate any of our upfront payments or milestones to research and development services prior to the adoption of Topic 606 and therefore Research and development services revenues for the three and six months ended June 30, 2017 included only development cost reimbursements earned on our collaboration agreements.

(3)
Other collaboration revenues for three and six months ended June 30, 2018 included net product supply revenues from Ipsen and Takeda and the profit on the U.S. commercialization of COTELLIC from Genentech. Losses on the U.S. commercialization of COTELLIC for the three and six months ended June 30, 2017 were included in Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and therefore Other collaboration revenues for the three and six months ended June 30, 2017 included only net product supply revenues.

Collaboration revenues increased to $40.3 million and $119.7 million for the three and six months ended June 30, 2018, respectively, as compared to $11.0 million and $23.0 million for the comparable periods in 2017. The increases in collaboration revenues were primarily the result of increases in collaboration revenues from milestones, as well as increases in royalties under our collaboration agreement with Ipsen, increases in royalties and profit sharing under our collaboration agreement with Genentech, and increases in development cost reimbursement revenues; those increases were partially offset by decreases in the recognition of deferred revenue due to the adoption of Topic 606 and increases in losses under our product supply agreement with Ipsen.
Collaboration revenues for the three and six months ended June 30, 2018 included $25.0 million in revenue for a commercial milestone from Ipsen that we earned in the second quarter of 2018 upon Ipsen’s achievement of $100.0 million in net sales cumulatively over four consecutive quarters.
Collaboration revenues for the six months ended June 30, 2018 included $46.0 million in revenue of a $50.0 million milestone from Ipsen for the approval of cabozantinib for the first-line treatment of advanced RCC by the EC, of which $45.8 million was recognized in the first quarter of 2018. We determined recognition of the milestone during the first quarter of 2018 was appropriate following the Committee for Medicinal Products for Human Use’s, or CHMP’s, positive opinion of cabozantinib for the first-line treatment of advanced RCC. The positive CHMP opinion was reviewed by the EC as part of their approval process. Our determination that we expected to achieve the $50.0 million milestone resulted in a change in the overall transaction price of the collaboration agreement, as it was probable that a significant reversal of cumulative revenue would not occur. We recognized $45.8 million in revenue in the first quarter of 2018 which represents the portion of the milestone that was allocated to the previously satisfied performance obligations for the transfer of an intellectual property license and research and development services. The remainder of the milestone was allocated to research and development services to be recognized in future periods as those services are delivered through early 2030, which included an additional $0.2 million recognized in the second quarter of 2018.
Collaboration revenues for the six months ended June 30, 2018 also included $20.0 million in revenue for a milestone earned in February 2018 upon Daiichi Sankyo’s submission of a regulatory application to the Japanese Pharmaceutical and Medical Devices Agency for esaxerenone as a treatment for patients with essential hypertension.
Collaboration revenues for the six months ended June 30, 2017 reflect recognition of a $2.5 million milestone earned from the ROR collaboration agreement with BMS.
Royalties on net sales of cabozantinib by Ipsen outside of the U.S. and Japan increased to $5.4 million and $9.7 million for the three and six months ended June 30, 2018, respectively as compared to $0.2 million and $0.4 million for the comparable periods in 2017. Ipsen’s net sales of cabozantinib have continued to grow since their first commercial sale of the product in the fourth quarter of 2016. During the three months ended June 30, 2018, Ipsen reached $150.0 million in cumulative net sales of cabozantinib, which resulted in an increase in royalty rate earned by us to 22% of net sales by Ipsen. Previously we had been entitled to receive a tiered royalty of 2% to 12%. Moving forward, we are now entitled to receive a tiered royalty of 22% to 26% on annual net sales.
Development cost reimbursements in connection with our collaboration arrangements with Ipsen and Takeda increased to $5.1 million and $10.8 million for the three and six months ended June 30, 2018, respectively, as compared to $2.2 million and $3.3 million for the comparable periods in 2017 primarily as a result of their participation in the CheckMate 9ER study.
During the three and six months ended June 30, 2018, we recognized $1.7 million and $3.6 million, respectively, in revenues from the amortization of deferred revenue, including revenue deferred for the upfront payments received in 2016 and 2017 in connection with our collaboration arrangements with Ipsen and Takeda. Revenues from the amortization of deferred revenue were $7.6 million and $13.8 million during the comparable periods in 2017. The decrease in such revenues was a result of the adoption of Topic 606. Upon adopting Topic 606 on January 1, 2018, we recorded a $236.7 million reduction of the unrecognized upfront and non-substantive milestone payments previously received and recorded from our collaboration partners that had been included in deferred revenue at December 31, 2017.
Profits on the U.S. commercialization of COTELLIC and royalties on ex-U.S. net sales of COTELLIC under our collaboration agreement with Genentech were $4.2 million and $7.0 million for the three and six months ended June 30, 2018, respectively, as compared to $1.4 million and $3.7 million for the comparable periods in 2017. During the three months ended June 30, 2018, we determined that we expect an overall profit on the U.S. commercialization of COTELLIC for the year ended December 31, 2018 and have therefore included the profit in Collaboration revenues for the three and six months ended June 30, 2018; losses on the U.S. commercialization of COTELLIC for the three and six months ended June 30, 2017 were included in Selling, general and administrative expenses. Royalty revenues on ex-U.S. net sales of COTELLIC for the six months ended June 30, 2017 included $1.1 million in royalty revenues for sales in the fourth quarter of 2016 in addition to the royalty revenues for sales in the first half of 2017 as a result of a change in the timing of when we receive sales information from Genentech in the first quarter of 2017. Following a commercial review, commencing in January 2018 we and Genentech scaled back the personal promotion of COTELLIC as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma in the U.S. This decision is not indicative of any change in our intention to promote COTELLIC for other therapeutic indications for which it may be approved in the future.
The losses for product supply revenues, net increased to $1.1 million and $2.2 million for the three and six months ended June 30, 2018, respectively, as compared to $0.3 million and $0.7 million for the comparable periods in 2017. As part of the collaboration agreement with Ipsen, we entered into a supply agreement pursuant to which we supply finished, labeled product to Ipsen at our cost, as defined in the agreement, which excludes the 3% royalty we are required to pay GlaxoSmithKline, or GSK, on Ipsen’s net sales of any product incorporating cabozantinib. As a result, as royalty generating sales of cabozantinib by Ipsen have increased as described above, our losses on the related product supply agreement have also increased.

Cost of Goods Sold
The cost of goods sold and our gross margins were as follows (dollars in thousands):

	Three Months Ended June 30,		Percentage Change - Q2 2018 v. Q2 2017	Six Months Ended June 30,		Percentage Change - Year to Date 2018 v. 2017
	2018	2017		2018	2017
Cost of goods sold	$5,997	$3,014	99%	$11,636	$6,217	87%
Gross margin	96%	97%		96%	96%
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty payable to GSK on net sales of any product incorporating cabozantinib, indirect labor costs, the cost of manufacturing the product, write-downs related to expiring and excess inventory, and other third party logistics costs. Portions of the manufacturing costs for inventory were incurred prior to the regulatory approval of CABOMETYX and COMETRIQ and, therefore, were expensed as research and development costs when incurred, rather than capitalized as inventory. Cost of goods sold included a 6% and 3% reduction related to materials that had been previously expensed during the three and six months ended June 30, 2018, respectively, as compared to an 11% and 8% reduction during the comparable periods in 2017. There were no amounts related to previously expensed materials remaining in our inventory balance as of June 30, 2018. Write-downs related to excess and expiring inventory were $0.5 million and $0.3 million for the six months ended June 30, 2018 and June 30, 2017, respectively.
The increases in Cost of goods sold for the three and six months ended June 30, 2018, as compared to the comparable periods in 2017, were primarily related to the growth in sales of CABOMETYX, partially offset by the reductions described in the prior paragraph. We do not expect our gross margin to change significantly during the remainder of 2018.
Research and Development Expenses
Total research and development expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Percentage Change - Q2 2018 v. Q2 2017	Six Months Ended June 30,		Percentage Change - 2018 v. 2017
	2018	2017		2018	2017
Research and development expenses	$42,488	$28,214	51%	$80,245	$51,424	56%
Research and development expenses consist primarily of personnel expenses, clinical trial costs, license costs, consulting and outside services, stock-based compensation and the allocation of general corporate costs.
The increases in research and development expenses for the three and six months ended June 30, 2018, as compared to the comparable periods in 2017, were primarily related to increases in personnel expenses, license costs, clinical trial costs, stock-based compensation and consulting and outside services. Personnel expenses increased $4.8 million and $9.1 million for the three and six months ended June 30, 2018, respectively, as compared to the comparable periods in 2017, primarily due to increases in headcount to support our development and discovery efforts. License costs increased $4.3 million and $7.3 million, for the three and six months ended June 30, 2018, respectively, as compared to the comparable periods in 2017, primarily as a result of the collaboration agreements we entered into with Invenra and StemSynergy. The increase in clinical trial costs, which includes services performed by third-party contract research organizations and other vendors who support our clinical trials, was $1.6 million and $5.0 million for the three and six months ended June 30, 2018, as compared to the comparable periods in 2017. The increase in clinical trial costs was primarily due to start-up costs associated with CheckMate 9ER, a phase 3 pivotal trial of cabozantinib plus immunotherapy in patients with previously untreated RCC that is being conducted with BMS, and start-up costs associated with COSMIC-021, our phase 1b trial of cabozantinib and atezolizumab in locally advanced or metastatic solid tumors; those increases were partially offset by decreases in costs related to METEOR, our completed phase 3 pivotal trial comparing CABOMETYX to everolimus in patients with advanced RCC. Stock-based compensation increased $1.3 million and $2.9 million for the three and six months ended June 30, 2018, as compared to the comparable periods in 2017, primarily due to increases in headcount and an increase in the value of grants made in the previous 12 months as a result of the increase in the market price of our stock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development expenses:
Development:
Clinical trial costs	$12,045	$10,404	$23,240	$18,212
Personnel expenses	11,208	7,048	21,867	14,212
Consulting and outside services	3,081	2,100	5,026	3,905
Other development costs	3,945	3,815	7,332	6,548
Total development	30,279	23,367	57,465	42,877
Drug discovery (1)	7,290	1,446	13,280	2,243
Other (2)	4,919	3,401	9,500	6,304
Total research and development expenses	$42,488	$28,214	$80,245	$51,424
____________________

(1)	Primarily includes personnel expenses, consulting and outside services, laboratory supplies and license costs for our exclusive collaboration and license agreements with Invenra and StemSynergy.

(2)	Includes stock-based compensation and the allocation of general corporate costs to research and development.
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
We are focusing our development and commercialization efforts primarily on cabozantinib to maximize the therapeutic and commercial potential of this compound, and as a result, we expect our near-term research and development expenses to primarily relate to the clinical development of cabozantinib. We expect to continue to incur significant development costs for cabozantinib in future periods as we evaluate its potential in a broad development program comprising over 70 ongoing or planned clinical trials across multiple indications. Notable studies of this program include CheckMate 9ER and CheckMate 040, each in collaboration with BMS, as well as COSMIC-021, the phase 1b trial evaluating cabozantinib in combination with atezolizumab in locally advanced or metastatic solid tumors being conducted in collaboration with Roche. In addition, post-marketing commitments in connection with the approval of COMETRIQ in progressive, metastatic MTC dictate that we conduct an additional study in that indication.
As a result, we expect our research and development expenses to increase in 2018 as we continue to expand the cabozantinib development program and our product pipeline.
The length of time required for clinical development of a particular product candidate and our development costs for that product candidate may be impacted by the scope and timing of enrollment in clinical trials for the product candidate, our decisions to develop a product candidate for additional indications, and whether we pursue development of the product candidate or a particular indication with a collaborator or independently. For example, cabozantinib is being developed in multiple indications, and we do not yet know for how many of those indications we will ultimately pursue regulatory approval. In this regard, our decisions to pursue regulatory approval of cabozantinib for additional indications depend on several variables outside of our control, including the strength of the data generated in our prior, ongoing and potential future clinical trials. Furthermore, the scope and number of clinical trials required to obtain regulatory approval for each pursued indication is subject to the input of the applicable regulatory authorities, and we have not yet sought such input for all potential indications that we may elect to pursue. Even after having given such input, applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. As a condition to any regulatory approval, we may also be subject to post-marketing development commitments, including additional clinical trial requirements. As a result of the uncertainties discussed above, we are unable to determine the duration of or complete costs associated with the development of cabozantinib or any of our other research and development projects.
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
Selling, General and Administrative Expenses
Total Selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Percentage Change - Q2 2018 v. Q2 2017	Six Months Ended June 30,		Percentage Change - 2018 v. 2017
	2018	2017		2018	2017
Selling, general and administrative expenses	$51,853	$40,667	28%	$105,869	$74,955	41%
Selling, general and administrative expenses consist primarily of personnel expenses, consulting and outside services, stock-based compensation, corporate giving, marketing costs, travel and entertainment, facility costs, and legal and accounting costs.
The increases in Selling, general and administrative expenses for the three and six months ended June 30, 2018, as compared to the comparable periods in 2017, were primarily related to increases in corporate giving, personnel expenses, consulting and outside services, stock-based compensation and marketing costs; those increases were partially offset by a decrease in legal and accounting costs. Corporate giving, consisting predominantly of donations to independent patient support foundations, increased $2.3 million and $9.1 million for the three and six months ended June 30, 2018, respectively, as compared to the comparable periods in 2017. Personnel expenses increased $3.4 million and $7.8 million for the three and six months ended June 30, 2018, respectively, as compared to the comparable periods in 2017, primarily due to increases in general and administrative headcount to support our commercial and research and development organizations. Consulting and outside services increased $4.1 million and $7.8 million and marketing costs increased $1.1 million and $3.0 million for the three and six months ended June 30, 2018, respectively, as compared to the comparable periods in 2017, primarily due to increases in marketing activities, offset by a decrease in the losses on the U.S. commercialization of COTELLIC; for the three and six months ended June 30, 2017 such losses were included in Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations; during the second quarter of 2018, we determined that we now expect an overall profit on the U.S. commercialization of COTELLIC for the year ended December 31, 2018 and therefore we have included the profit for the three and six months ended June 30, 2018 in Collaboration revenues for those periods. Stock-based compensation increased $3.0 million and $6.0 million for the three and six months ended June 30, 2018, respectively, as compared to the comparable periods in 2017, primarily due to increases in headcount and an increase in the value of grants made in the previous 12 months as a result of the increase in the market price of our stock. Legal and accounting costs decreased by $3.0 million and $3.9 million for the three and six months ended June 30, 2018, respectively, as compared to the comparable periods in 2017, primarily due to legal costs incurred in 2017 related the resolution of our dispute with Genentech.

Other Income (Expenses), Net
Other income (expenses), net, were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income	$2,697	$1,251	$4,592	$2,364
Interest expense	—	(4,259)	—	(8,679)
Other, net	(72)	(5,868)	97	(5,913)
Total other income (expenses), net	$2,625	$(8,876)	$4,689	$(12,228)
Interest income increased 116% and 94% during the three and six months ended June 30, 2018, respectively, as compared to the comparable periods in 2017, as a result of both an increase in our investment balances and an increase in the yield earned on those investments.
The decreases in Interest expense during the three and six months ended June 30, 2018, as compared to the comparable periods in 2017, were due to the June 2017 repayment of our Secured Convertible Notes due 2018, or the Deerfield Notes, and the March 2017 repayment of our term loan with Silicon Valley Bank.
The decreases in Other, net during the three and six months ended June 30, 2018, as compared to the comparable periods in 2017, were primarily due to a $6.2 million loss on extinguishment of debt incurred during the three and six months ended June 30, 2017 as a result of the prepayment penalty associated with the early repayment of the Deerfield Notes in June 2017.
For more information on the repayment of these debt instruments, see “Note 6. Debt” in our “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on February 26, 2018.
Provision for Income Taxes
Provision for income taxes was as follows (in thousands):

	Three Months Ended June 30,		Percentage Change - Q2 2018 v. Q2 2017	Six Months Ended June 30,		Percentage Change - 2018 v. 2017
	2018	2017		2018	2017
Provision for income taxes	$901	$581	55%	$3,415	$715	378%
Provision for income taxes for the three and six months ended June 30, 2018 and 2017 primarily relates to state taxes for which we do not have net operating loss carry-forwards due to a limited operating history. Our historical losses are sufficient to fully offset our federal taxable income.
Liquidity and Capital Resources
Although we reported net income of $203.4 million and $154.2 million for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively, we may not be able to maintain or increase profitability on a quarterly or annual basis, and we are unable to predict the extent of long-range future profits or losses. The amount of our net profits or losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the U.S.; achievement of clinical, regulatory and commercial milestones, if any, under our collaboration agreements with Ipsen and Takeda; the amount of royalties from sales of CABOMETYX and COMETRIQ outside of the U.S. under our collaboration agreements with Ipsen and Takeda; our share of the net profits and losses for the commercialization of COTELLIC in the U.S. under our collaboration with Genentech; the amount of royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech; other license and contract revenues; and the level of our expenses, including development and commercialization activities for cabozantinib and any pipeline expansion efforts. We have limited commercialization experience and expect to continue to spend significant additional amounts to fund the continued development and commercialization of cabozantinib. In addition, we will continue to expand our product pipeline through our drug discovery efforts and the evaluation of in-licensing and acquisition opportunities that align with our oncology drug expertise, which efforts could involve substantial costs.

As of June 30, 2018, we had $595.9 million in cash and investments, which included $594.3 million available for operations, as compared to $457.2 million in cash and investments, which included $452.0 million available for operations, as of December 31, 2017. We anticipate that the aggregate of our current cash and cash equivalents, short-term investments available for operations, product revenues and collaboration revenues will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. The sufficiency of our cash resources depends on numerous assumptions, including assumptions related to product sales and operating expenses, as well as the other factors set forth in “Risk Factors” under the headings “Risks Related to our Capital Requirements and Financial Results,” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Our assumptions may prove to be wrong or other factors may adversely affect our sources of cash, and as a result we may not have the cash resources to fund our operations as currently planned, which would have a material adverse effect on our business. In addition, we may choose to raise additional funds through the issuance of equity or debt due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current and future operating plans. For example, we may choose to raise additional capital to fund in-licensing or product acquisition opportunities.
Sources and Uses of Cash
The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities:
Net income	$203,351	$34,356
Adjustments to reconcile net income to net cash provided by operating activities	21,788	5,406
Changes in operating assets and liabilities	(78,562)	34,631
Net cash provided by operating activities	146,577	74,393
Net cash (used in) provided by investing activities	(91,800)	81,719
Net cash provided by (used in) financing activities	6,920	(172,086)
Net increase (decrease) in cash, cash equivalents and restricted cash	61,697	(15,974)
Cash, cash equivalents and restricted cash at beginning of period	188,314	155,836
Cash, cash equivalents and restricted cash at end of period	$250,011	$139,862
Operating Activities
Our operating activities provided cash of $146.6 million for six months ended June 30, 2018, compared to $74.4 million of cash provided in 2017. Cash flows provided by operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash provided by operating activities is derived by adjusting our net income for: non-cash operating items such as depreciation and amortization and share-based compensation charges; and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our Condensed Consolidated Results of Operations. The most significant of those timing differences are related to our Collaboration revenues; during the six months ended June 30, 2018, we recognized $71.0 million in revenues related to two milestones from Ipsen that are included in Trade and other receivables, net that will be received in a future period.
The most significant factor that contributed to the increase in cash provided by operating activities for the six months ended June 30, 2018, as compared to 2017, was a $123.2 million increase in net product revenues and $30.0 million in milestone payments received from Ipsen and Daiichi Sankyo. This was partially offset by the impact of the upfront nonrefundable payment of $50.0 million received from Takeda in 2017 in consideration for the exclusive license and other rights contained in our collaboration agreement with Takeda along with a $65.2 million increase in operating expenses for the six months ended June 30, 2018, as compared to the comparable period in 2017.
Investing Activities
Our investing activities used cash of $91.8 million for the six months ended June 30, 2018, as compared to $81.7 million of cash provided during the same period in 2017.

Cash used in investing activities for the six months ended June 30, 2018 was primarily due to investment purchases of $227.0 million, less cash provided by the maturity and sale of investments of $139.9 million and $10.2 million, respectively.
Cash provided by investing activities for the six months ended June 30, 2017 was primarily due to cash provided by the maturity of investments of $200.9 million and the sale of investments of $37.3 million, less cash used for investment purchases of $154.8 million.
Financing Activities
Cash provided by financing activities was $6.9 million for the six months ended June 30, 2018, as compared to $172.1 million cash used during the same period in 2017.
Cash provided financing activities for the six months ended June 30, 2018 was primarily a result of $10.2 million in proceeds from the issuance of common stock under our equity incentive plans, partially offset by $3.0 million of taxes paid related to net share settlements.
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
In May 2018, we entered into a collaboration and license agreement with Invenra. Invenra is eligible to receive payments of up to $131.5 million based on the achievement of specific development and regulatory milestones for a product containing the lead preclinical asset in the first indication. Upon successful commercialization of a product, Invenra is eligible to receive global milestone payments up to $325.0 million if certain sales thresholds are achieved as well as single digit tiered royalties on net sales of the approved product. We also have the right to initiate five additional discovery projects for development subject to an upfront payment of $2.0 million for each project as well as additional global milestone payments and royalties for any products that arise from these discovery efforts.
For more information on the collaboration and license agreements with StemSynergy and Invenra, see “Note 3. Collaboration Agreements” in our “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any material off-balance-sheet arrangements, as defined by applicable SEC regulations.
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
We believe our critical accounting policies relating to revenue recognition, clinical trial accruals, inventory and stock-based compensation reflect the more significant estimates and judgments used in the preparation of our Condensed Consolidated Financial Statements.
Except with respect to revenue recognition, there have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2018, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 26, 2018. We adopted Topic 606 on January 1, 2018, resulting in a change to our accounting policy for revenue recognition.
Revenue Recognition - Collaboration Revenues
We enter into collaboration arrangements, under which we license certain rights to our intellectual property to third parties. The terms of these arrangements typically include payment to us for one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for product supply; development cost reimbursements; profit sharing arrangements; and royalties on net sales of licensed products. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. We use key assumptions to determine the standalone selling price, which may include forecast revenues and costs, clinical development timelines and costs, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. At the end of each subsequent reporting period, we re-evaluate the probability of earning of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. In addition, in recording revenues for our research and development services performance obligation, we use internal development projected cost estimates to determine the amount of revenue to record as we satisfy this performance obligation, known as the inputs method.
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
Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks at June 30, 2018 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 26, 2018.
Our exposure to market risk for changes in interest rates relates to our investment portfolio. As of June 30, 2018, an increase in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets of $2.1 million as compared to $1.6 million as of December 31, 2017.
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
Our mission is to maximize the clinical and commercial potential of cabozantinib and cobimetinib, and to position us for future growth through our discovery efforts and expansion of our development pipeline. We anticipate that for the foreseeable future our ability to maintain or meaningfully increase unrestricted cash flow to fund our commercial operations and our development and discovery programs is dependent upon the successful commercialization of CABOMETYX for the treatment of advanced RCC in territories where it has been or may soon be approved and in potential other indications for which we are in late-stage development or for which we have sought regulatory review. The commercial opportunity for CABOMETYX as a treatment for advanced RCC remains subject to a variety of factors, most importantly, CABOMETYX’s perceived benefit/risk profile as compared to the benefit/risk profiles of other treatments available or currently in development for the treatment of advanced RCC. If revenue from CABOMETYX decreases or remains flat, or if we fail to achieve anticipated product royalties and collaboration milestones, we may need to reduce our operating expenses, access other sources of cash or otherwise modify our business plan, which may have a material adverse effect on our business and financial condition, results of operations and growth prospects. Furthermore, as a consequence of our collaboration agreements with Ipsen and Takeda, we rely heavily upon their regulatory, commercial, medical affairs, market access and other expertise and resources for commercialization of CABOMETYX in territories outside of the U.S. If our collaborators are unable to, or do not invest the resources necessary to successfully commercialize CABOMETYX in the EU and other international territories where it may be approved, this could reduce the amount of revenue we are due to receive under these collaboration agreements, thus resulting in harm to our business and operations.
Even following the approval of CABOMETYX for the treatment of advanced RCC in the U.S. and EU, our success remains contingent upon, among other things, successful clinical development, regulatory approval and market acceptance of cabozantinib, the active ingredient in CABOMETYX, in potential additional indications, such as advanced HCC. We cannot be certain that the clinical trials we and our collaboration partners are currently conducting, or may conduct in the future, will demonstrate adequate safety and efficacy in clinical testing to receive regulatory approval. Should we prove unsuccessful in advancing the further clinical development and commercialization of cabozantinib beyond its approved indications, we may be unable to execute our business plan and our financial results and condition could be materially adversely affected. Even if we and our partners receive the required regulatory approvals to market cabozantinib for any additional indications or in additional jurisdictions, we and our partners may not be able to effectively commercialize CABOMETYX. Our ability to grow CABOMETYX product sales in future periods is also dependent on price increases, and we periodically increase the price of CABOMETYX. Proposed government regulations, negative publicity regarding drug pricing and price increases generally, whether for CABOMETYX or products distributed by other pharmaceutical companies, could negatively affect market acceptance of, and sales of, CABOMETYX. In any event, we cannot assure that price increases we have taken or may take in the future will not negatively affect CABOMETYX sales.
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
Specifically, the advanced RCC indications for which CABOMETYX is approved are highly competitive. Several novel therapies and combinations of therapies have been approved, are in advanced stages of clinical development or are under expedited regulatory review in these indications, and these other therapies are currently competing or are expected to compete with CABOMETYX. We believe our future success will depend upon our ability to maintain a competitive position with respect to technological advances and the shifting landscape of therapeutic strategy following the advent of immunotherapy. CABOMETYX in particular may become less marketable if we are unable to successfully adapt our development strategy to address the fact that this recent approach to treating cancer with immune checkpoint inhibitors has and will continue to become more prevalent in indications for which our products are approved, most notably advanced RCC, and in additional indications for which our products are under regulatory review, such as previously treated advanced HCC. Furthermore, the complexities of such a strategy has and may continue to require collaboration with some of our competitors.

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
Maintaining our sales, marketing, market access and product distribution capabilities requires significant resources, and there are numerous risks involved with managing such a commercial organization, including our potential inability to successfully recruit, train, retain and incentivize adequate numbers of qualified and effective sales and marketing personnel. We are competing for talent with numerous commercial-stage oncology-focused biotech companies seeking to build out their commercial organizations, as well as other large pharmaceutical organizations that have extensive, well-funded, and more experienced sales and marketing operations, and we may be unable to maintain or adequately scale our commercial organization as a result of such competition. If we cannot maintain effective sales, marketing, market access and product distribution capabilities, we may be unable to maximize the commercial potential of CABOMETYX and COMETRIQ in their approved indications. Also, to the extent that the commercial opportunities for CABOMETYX grow over time, we may not properly judge the requisite size and experience of the commercialization teams or the scale of distribution necessary to market and sell CABOMETYX successfully. If we are unable to maintain or scale our organization appropriately, we may not be able to maximize product revenues, and our business, financial condition, results of operations and prospects may be adversely affected.
Our ability to successfully commercialize CABOMETYX and COMETRIQ will depend, in part, on the extent to which we are able to adequately distribute the products to eligible patients. We currently rely on third-party providers to handle storage and distribution for our commercial supply of both CABOMETYX and COMETRIQ in the U.S. Furthermore, we rely on our collaboration partners for the commercialization and distribution of CABOMETYX and COMETRIQ in territories outside of the U.S., as well as for access and distribution activities for the approved products under named patient use programs (or similar programs) with the effect of introducing earlier patient access to CABOMETYX and COMETRIQ.
Our current and anticipated future dependence upon the activities, support, and legal and regulatory compliance of third parties may adversely affect our ability to supply cabozantinib to the marketplace on a timely and competitive basis. These third parties may not provide services in the time required to meet our commercial timelines and objectives or to meet regulatory requirements. We may not be able to maintain or renew our arrangements with third parties, or enter into new arrangements, on acceptable terms, or at all. Third parties could terminate or decline to renew our arrangements based on their own business priorities. If we are unable to contract for these third-party services related to the distribution of CABOMETYX and COMETRIQ on acceptable terms, our commercialization efforts and those of our collaboration partners may be delayed or otherwise adversely affected, which could have a material adverse impact on our business, financial condition, results of operations and prospects.
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

•
the federal Anti-Kickback Statute, or AKS, which governs our business activities, including our marketing practices, medical educational programs, pricing policies, and relationships with healthcare providers or other entities. The AKS has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and formulary managers, among others. Among other things, this statute prohibits persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs. Remuneration is not defined in the AKS and has been broadly interpreted to include anything of value, including for example, gifts, discounts, coupons, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value;

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
The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, that govern the collection, use and disclosure of personal information. In addition, most healthcare providers who are expected to prescribe our products, and from whom we obtain patient health information, are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. For example, the EU Data Privacy Directive (95/46/EC) and implementing legislation in the various national Member States of the EU was replaced on May 25, 2018 by the more restrictive General Data Protection Regulation (Regulation (EU) 2016/679), or GDPR, and the Swiss Federal Act on Data Protection, which now regulate the processing of personal data within the EU and between countries in the EU and countries outside of the EU, including the U.S. In connection with these new laws, we have modified certain of our policies and procedures with respect to the processing of personal data to the extent necessary given our operations and commensurate with similar companies in our industry, and we will continue to review all future privacy and other regulations implemented pursuant to these new laws to assess whether additional procedural safeguards are warranted. Failure to provide adequate privacy protections and maintain compliance with these laws and regulations could jeopardize business transactions across borders, create liability for us, including the imposition of sanctions or other penalties, and/or could increase our cost of doing business.
If we are unable to obtain both sufficient coverage and adequate reimbursement from third-party payers for CABOMETYX or COMETRIQ, our revenues and prospects for profitability will suffer.*
Our ability to commercialize CABOMETYX or COMETRIQ successfully is highly dependent on the extent to which coverage and reimbursement is, and will be, available from third-party payers, including governmental payers, such as Medicare and Medicaid, and private health insurers. Patients may not be capable of paying for CABOMETYX or COMETRIQ themselves and may rely on third-party payers to pay for, or subsidize, the costs of their medications, among other medical costs. If third-party payers do not provide coverage or reimbursement for CABOMETYX or COMETRIQ, our revenues and prospects for profitability will suffer. In addition, even if third-party payers provide some coverage or reimbursement for CABOMETYX or COMETRIQ, the availability of such coverage or reimbursement for prescription drugs under private health insurance and managed care plans, which often varies based on the type of contract or plan purchased, may not be sufficient for patients to afford CABOMETYX or COMETRIQ. Third-party payers continue to scrutinize and manage the prices charged for pharmaceutical products and services, and many also limit reimbursement for newly-approved products and indications.
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
Since its enactment, there have been judicial and Congressional challenges to numerous provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA, as well as recent efforts by the Trump administration and Congress to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders as well as other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the PPACA have been enacted. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 23, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018 among other things, amends the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” It is expected that Congress will continue to consider legislation to repeal and replace other elements of the PPACA.
Moreover, certain politicians, including the President, have announced plans to regulate the prices of pharmaceutical products. On May 11, 2018, President Trump’s administration released a “Blueprint” describing strategies for reducing drug prices and patient out-of-pocket costs. The Blueprint describes four "challenges" in the U.S. drug market: (i) "high list prices for drugs"; (ii) "seniors and government programs overpaying for drugs due to lack of the latest negotiation tools"; (iii) "high and rising out-of-pocket costs for consumers"; and (iv) "foreign governments free-riding off of American investments in innovation." The Blueprint describes two "phases" for addressing these challenges: (i) "actions the President may direct [the U.S. Department of Health and Human Services, or HHS,] to take immediately" and "actions HHS is actively considering, on which feedback is being solicited." While the Blueprint provides broad proposals for reform, we cannot know what form these proposals may take, when and if they are finalized. Congress has also signaled an intent to address pharmaceutical pricing, with Senate hearings to examine the cost of prescription drugs, which were held on June 13, October 17 and December 12, 2017. Federal legislators previously proposed legislation that would require pharmaceutical manufacturers to report price increases and provide a public justification for increases that exceed given benchmarks and authorize HHS to negotiate the price of Part D prescription drugs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing, including the National Medicaid Pooling Initiative. We cannot know what form any such measures may take or the market’s perception of how such proposals and provisions would affect us. Any reduction in reimbursement from government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may limit our ability to generate revenue or commercialize our current products and/or those for which we may receive regulatory approval in the future.
In August 2017, President Trump signed the FDA Reauthorization Act of 2017, which will reauthorize the FDA user fee programs for prescription drugs, generic drugs, medical devices, and biosimilars, under which manufacturers of such products partially pay for the FDA’s pre-market review of their product candidates. The legislation includes, inter alia, measures to expedite the development and approval of generic products, where generic competition is lacking even in the absence of exclusivities or listed patents. The FDA has also released a Drug Competition Action Plan, which proposes actions to broaden access to generic drugs and lower consumers’ health care costs by, among other things, improving the efficiency of the generic drug approval process and supporting the development of complex generic drugs. In January 2018, the FDA took steps to implement the Drug Competition Action Plan, among other steps, and released guidance to streamline aspects of the submission and review of ANDAs for generic drugs, as well as generics’ participation in shared Risk Evaluation and Mitigation strategies. We cannot currently predict the specific outcome or impact on our business of such regulatory actions.
As a result of the overall trend towards cost-effectiveness criteria and managed healthcare in the U.S., third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. These entities could refuse or limit coverage for CABOMETYX and COMETRIQ, such as by using tiered reimbursement, which would adversely affect demand for CABOMETYX and COMETRIQ. They may also refuse to provide coverage for uses of CABOMETYX and COMETRIQ for medical indications other than those for which the FDA has granted market approval. As a result, significant uncertainty exists as to whether and how much third-party payers will cover newly approved drugs, which in turn will put pressure on the pricing of drugs. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, third-party payer or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on our revenues and profitability.

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
State and local governments continue to consider prescription drug pricing transparency proposals. For example, in October 2017, California Governor Jerry Brown signed legislation requiring pharmaceutical manufacturers to disclose and provide justification for certain price increases; however, the regulations under which we will be required to operate have not yet been promulgated, and the legislation is currently being challenged in court. While we have taken and will continue to take appropriate actions to ensure compliance with this new law, without knowing the final regulations applicable to us or the outcome of the court case, we cannot comprehensively assess the potential impact on our business. Additionally, in March 2018, Oregon Governor Kate Brown signed legislation requiring manufacturers to report an increase in the wholesale acquisition cost of a drug if the wholesale acquisition cost is $100 or more for a one-month supply, or for a course of treatment lasting less than one month and there is a net increase of 10 percent or more in the wholesale acquisition cost of the drug over the course of the previous calendar year. We cannot predict the outcome of any future proposals, the market’s perception of them or their potential impact on us. If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business and financial results.
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
We are heavily dependent on our partner, Genentech, for the successful development, regulatory approval and commercialization of cobimetinib, marketed as COTELLIC.*
The terms of our collaboration agreement with Genentech provide Genentech with exclusive authority over the global development and commercialization plans for cobimetinib and the execution of those plans. We have limited effective influence over those plans and are heavily dependent on Genentech’s decision making. Any significant changes to Genentech’s business strategy and priorities, over which we have no control, could adversely affect Genentech’s willingness or ability to complete their obligations under our collaboration agreement and result in harm to our business and operations. Subject to contractual diligence obligations, Genentech has complete control over and financial responsibility for cobimetinib’s development program, as well as over regulatory and commercial strategy and execution, and we are not able to control the amount or timing of resources that Genentech will devote to the product. Of particular significance are

Genentech’s development efforts with respect to the combination of cobimetinib with immune checkpoint inhibitors, a competitive area of clinical research. Regardless of Genentech’s efforts and expenditures for the further development of cobimetinib, the results of such additional clinical investigation may not prove positive and may not produce label expansions or approval in additional indications, which could have a material adverse impact on our long-term revenue prospects. For instance, we announced in May 2018 that IMblaze370, Genentech’s phase 3 pivotal trial evaluating the combination of cobimetinib and atezolizumab versus regorafenib, in unresectable locally advanced or metastatic CRC patients who have received at least two lines of prior cytotoxic chemotherapy, did not meet its primary endpoint; should Genentech obtain negative or inconclusive results in either of the other two phase 3 pivotal trials evaluating cobimetinib in combination with other therapies, cobimetinib’s prospects, and its ability to contribute meaningfully to our business, will be substantially impaired.
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
Clinical testing of cabozantinib for new indications, or of new potential product candidates is a lengthy, costly, complex and uncertain process and may fail to demonstrate safety and efficacy.
Clinical trials are inherently risky and may reveal that cabozantinib, despite its approval for certain indications, or a new potential product candidate, is ineffective or has an unacceptable safety profile with respect to an intended use. Such results may significantly decrease the likelihood of regulatory approval in a particular indication. Moreover, the results of preliminary studies do not necessarily predict clinical or commercial success, and later stage clinical trials may fail to confirm the results observed in earlier stage trials or preliminary studies. Although we have established timelines for manufacturing and clinical development of cabozantinib and our other product candidates based on existing knowledge of our compounds in development and industry metrics, we may not be able to meet those timelines.
We may experience numerous unforeseen events, during or as a result of clinical testing, that could delay or prevent commercialization of cabozantinib in new indications, or of our other product candidates, including:

•	lack of efficacy or an effective safety profile;

•	negative or inconclusive clinical trial results may require us to conduct further testing or to abandon projects that we had expected to be promising;

•	discovery or commercialization by our competitors of other compounds or therapies that show significantly improved safety or efficacy compared to cabozantinib or our other product candidates;

•	our inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs;

•	patient registration or enrollment in our clinical testing may be lower than we anticipate, resulting in the delay or cancellation of clinical testing;

•	failure by our collaborators to provide us on a timely basis with an adequate supply of product that complies with the applicable quality and regulatory requirements for a combination trial;

•	failure of our third-party contract research organization or investigators to satisfy their contractual obligations, including deviating from trial protocol; and

•
regulators or institutional review boards may withhold authorization to commence or conduct clinical trials of cabozantinib or another product candidate, or delay, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their determination that participating patients are being exposed to unacceptable health risks.

If we were to have significant delays in or termination of the clinical testing of cabozantinib or our other product candidates as a result of any of the events described above or otherwise, our expenses could increase and our ability to generate revenues could be impaired, either of which could adversely impact our financial results. Furthermore, we rely on our clinical and commercial collaboration partners to fund a significant portion of the clinical development of cabozantinib and our product candidates. Should one or all of our collaboration partners decline to support future planned clinical trials, we will be entirely responsible for the financial obligations associated with the further development of cabozantinib or our other product candidates, and as a result, we may be unable to execute our business plan, and our financial results could be materially adversely affected.
We may not be able to rapidly or effectively continue the further development of cabozantinib or our other product candidates or meet current or future requirements of the FDA or regulatory authorities in other jurisdictions, including those identified based on our discussions with the FDA or such other regulatory authorities. Our planned clinical trials may not begin on time, or at all, may not be completed on schedule, or at all, may not be sufficient for registration of our product candidates or may not result in an approvable product.
The duration and the cost of clinical trials vary significantly as a result of factors relating to the clinical trial, including, among others:

•	characteristics of the product candidate under investigation;

•	the number of patients who ultimately participate in the clinical trial;

•	the duration of patient follow-up that is appropriate in view of the results or required by regulatory authorities;

•	the number of clinical sites included in the trials; and

•	the length of time required to enroll suitable patient subjects.
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
The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy and uncertain, and may not result in regulatory approvals for cabozantinib or our other product candidates, which could adversely affect our business.
The activities associated with the research, development and commercialization of cabozantinib and our other product candidates are subject to extensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable authorities in other countries. We have only limited experience in preparing and submitting the applications necessary to gain regulatory approvals. The process of obtaining regulatory approvals in the U.S. and other foreign jurisdictions is expensive, and often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the product candidates involved. For example, before an NDA or sNDA can be submitted to the FDA, or a marketing authorization application to the European Medicines Agency or any application or submission to regulatory authorities in other jurisdictions, the product candidate must undergo extensive clinical trials, which can take many years and require substantial expenditures.
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
In addition, delays or rejections may be encountered based upon changes in regulatory policy for product approval during the period of product development and regulatory agency review, which may cause delays in the approval or rejection of an application for cabozantinib or for our other product candidates.
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
We and our employees are increasingly utilizing social media tools and our website as a means of communication. For example, we use Facebook and Twitter to communicate with the medical community and the investing public, although we do not intend to disclose material, nonpublic information through these means. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the unauthorized use of social media by us or our employees to communicate about our products or business, or inadvertent disclosure of material, nonpublic information through these means, may cause us to be found in violation of applicable laws and regulations, which may give rise to liability and result in harm to our business. In addition, there is also risk of inappropriate disclosure of sensitive information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image, and goodwill.
Risks Related to Our Capital Requirements and Financial Results
We may be unable to maintain or increase profitability.*
Although we reported net income of $203.4 million and $154.2 million for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively, we may not be able to maintain or increase profitability on a quarterly or annual basis, and we are unable to predict the extent of long-range future profits or losses. The amount of our net profits or losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the U.S.; achievement of clinical, regulatory and commercial milestones, if any, under our collaboration agreements with Ipsen and Takeda; the amount of royalties from sales of CABOMETYX and COMETRIQ outside of the U.S. under our collaboration agreements with Ipsen and Takeda; our share of the net profits and losses for the commercialization of COTELLIC in the U.S. under our collaboration with Genentech; the amount of royalties from COTELLIC sales outside the U.S. under our collaboration with Genentech; other collaboration revenues; and the level of our expenses, including development and commercialization activities for cabozantinib and any pipeline expansion efforts. We expect to continue to spend significant additional amounts to fund the continued development of cabozantinib for additional indications and the commercialization of our approved products. In addition, we will continue to expand our product pipeline through our drug discovery efforts and the evaluation and execution of potential additional in-licensing and acquisition opportunities that align with our oncology drug development expertise, which efforts could involve substantial costs. To offset these costs, we will need to generate substantial revenues. If these costs exceed our expectations, or we fail to achieve anticipated revenue targets, the market value of our common stock may decline.
If additional capital is not available to us when we need it, we may be forced to limit the expansion of our product development programs or commercialization efforts.*
As of June 30, 2018, we had $595.9 million in cash and investments, which included $594.3 million available for operations, as compared to $457.2 million in cash and investments, which included $452.0 million available for operations, as of December 31, 2017. Our business operations grew substantially during 2017 and experienced further expansion during the six months ended June 30, 2018. In order to maintain business growth and maximize the clinical and commercial opportunities for cabozantinib, we plan to continue to execute on the U.S. commercialization plans for CABOMETYX, while reinvesting in our product pipeline through the continued development of cabozantinib, both alone and in combination with other therapies, research and development activities, as well as through in-licensing and acquisition efforts. Our ability to execute on these business objectives will depend on many factors including but not limited to:

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
Certain accounting policies are critical to the presentation of our financial condition and results of operations. The preparation of our financial statements requires us to make significant estimates, assumptions and judgments that affect the amounts of assets, liabilities, revenues and expenses and related disclosures. We believe our critical accounting policies relating to revenue recognition, clinical trial accruals, inventory and stock-based compensation reflect the more significant estimates and judgments used in the preparation of our Condensed Consolidated Financial Statements. Although we base our estimates and judgments on historical experience, our interpretation of existing accounting literature and on various other assumptions that we believe to be reasonable under the circumstances, if our assumptions prove to be materially incorrect, actual results may differ materially from these estimates.
In addition, future changes in financial accounting standards may cause adverse, unexpected revenue fluctuations and affect our financial position or results of operations, particularly those relating to the way we account for revenues and costs. New pronouncements and varying interpretations of pronouncements have occurred with frequency in the past and are expected to occur again in the future and as a result, we may be required to make changes in our accounting policies. Those changes could adversely affect our reported revenues and expenses our ability to maintain profitability or our current financial position. For example, on January 1, 2018, we adopted Topic 606 which has replaced prior revenue recognition guidance in U.S. generally accepted accounting principles when it became effective for us in the first quarter of fiscal year 2018. For a detailed description of the impact that Topic 606 has had and other new accounting standards could have on our reported results, see “Note 1. Organization and Summary of Significant Accounting Policies” to our “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item I of this Quarterly Report on Form 10-Q.
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

•
collaborators may delay clinical trials, fail to supply us on a timely basis with the product required for a combination trial, deliver product that results in a market recall or withdrawal, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing;

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
We do not own or operate manufacturing or distribution facilities for clinical or commercial production and distribution of CABOMETYX and COMETRIQ. Instead, we have multiple contractual agreements in place with third-party contract manufacturing organizations that, on our behalf, manufacture clinical and commercial supplies of CABOMETYX and COMETRIQ. We expect that this will continue for the foreseeable future for both our current and future commercial products. To establish and manage this supply chain requires a significant financial commitment, the creation of numerous third-party contractual relationships and continued oversight of these third parties to ensure compliance with applicable regulatory requirements. Although we maintain significant resources to directly and effectively oversee the activities and relationships with the companies in our supply chain, we do not have direct control over their operations. Our third-party contract manufacturers may not be able to produce material on a timely basis or manufacture material with the required quality standards, or in the quantity required to meet our development and commercial needs and applicable regulatory requirements. If our third-party contract manufacturers and suppliers do not continue to supply us with our products or product candidates in a timely fashion and in compliance with applicable quality and regulatory requirements, or if they otherwise fail or refuse to comply with their obligations to us under our supply and manufacturing arrangements, we may not have adequate remedies for any breach. Furthermore, their failure to supply us could impair or preclude our ability to meet our commercial supply requirements, or our supply needs for clinical trials, including those being conducted in collaboration with our partners, which could delay our product development efforts and our business, operating results and financial condition could be adversely affected. As part of our collaboration agreements with Ipsen and Takeda, we are responsible for the manufacturing and supply of cabozantinib products for global development and commercial purposes. Failure to meet our supply obligations under these collaboration agreements could impair our collaborators’ ability to successfully develop and commercialize cabozantinib and generate revenues to which we are entitled under the collaborations.
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
Risks Related to Our Intellectual Property
Data breaches, cyber-attacks and other failures in our information technology infrastructure could compromise our intellectual property or other sensitive information, damage our operations and cause significant harm to our business and reputation.*
In the ordinary course of our business, we collect, maintain and transmit sensitive data on our networks and systems, including our intellectual property and proprietary or confidential business information (such as research data and personal information) and confidential information with respect to our customers, clinical trial patients and our business partners. We have also outsourced significant elements of our information technology infrastructure and, as a result, third parties may or could have access to our confidential information. The secure maintenance of this information is critical to our business and reputation, and while we have enhanced and are continuing to enhance our cyber-security efforts commensurate with the growth and complexity of our business, our systems and those of third-party service providers may be vulnerable to a cyber-attack. In addition, we are heavily dependent on the functioning of our information technology infrastructure to carry out our business processes, such as external and internal communications or access to clinical data and other key business information. Accordingly, both inadvertent disruptions to this infrastructure and cyber-attacks could cause us to incur significant remediation or litigation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources.
We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access or otherwise compromise information technology systems. In fact, although the aggregate impact of cyber-attacks on our operations and financial condition has not been material to date, we have frequently been the target of threats of this nature and expect them to continue. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack and motive (including corporate espionage). Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber-attacks continue to become more prevalent and much harder to detect and defend against. Our network and storage applications and those of our contract manufacturing organizations, contract research organizations or vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. A data security breach could also lead to public exposure of personal information of our clinical trial patients, employees and others. Any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation and business, compel us to comply with federal and/or state breach notification laws and foreign law equivalents (including the GDPR), subject us to investigations and mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could disrupt our business, result in increased costs or loss of revenue, and/or result in significant financial exposure. Furthermore, the costs of maintaining or upgrading our cyber-security systems at the level necessary to prevent against potential attacks are increasing, and despite our best efforts, our network security and data recovery measures and those of our vendors may still not be adequate to protect against such security breaches and disruptions, which could cause material harm to our business, financial condition and results of operations.
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
Many of our employees and independent contractors were previously employed at universities or other biotechnology, biopharmaceutical or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that we or these employees or independent contractors have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers, or used or sought to use patent inventions belonging to their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and divert management’s attention. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key research personnel and/or their work product could hamper or prevent our ability to commercialize certain product candidates, which could severely harm our business.
Risks Related to Employees and Location
We have moved our headquarters and may face disruption and turnover of employees.*
In the second quarter of 2018, we moved our corporate headquarters from South San Francisco, California to Alameda, California. As a result, we have incurred and expect to continue to incur additional expenses, including those related to tenant improvements, furniture and equipment for the new corporate headquarters, as well as moving and exit costs, and may encounter disruption of operations related to the move, all of which could have an adverse effect on our financial condition and results of operations. In addition, relocation of our corporate headquarters may make it more difficult to retain certain employees, and any resulting loss of talent and need to recruit and train new employees could be disruptive to our business.

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
Our current headquarters in Alameda is located in the San Francisco Bay Area, California and, therefore our facilities are vulnerable to damage from earthquakes. We have limited earthquake insurance, which may not cover all of the damage we may suffer in the event of an earthquake. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures, terrorism and similar events since any insurance we may maintain may not be adequate to cover our losses. If any disaster were to occur, our ability to operate our business at our facilities could be seriously, or potentially completely, impaired. In addition, the unique nature of our research activities could cause significant delays in our programs and make it difficult for us to recover from a disaster. Accordingly, an earthquake or other disaster could materially and adversely harm our ability to conduct business.
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
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017 that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The Tax Cuts and Jobs Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction of future net operating losses to 80% of current year taxable income and elimination of net operating loss carry-backs, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new capital investments instead of deductions for depreciation expense over time, and modifying, reducing or repealing many business deductions and credits (including reducing the business tax credit for certain clinical trial expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Cuts and Jobs Act is uncertain and our business and financial condition could be adversely affected. The Tax Cuts and Jobs Act could be amended or subject to technical correction, which could change the financial impacts that were recorded at December 31, 2017 and June 30, 2018, or are expected to be recorded in future periods. Additionally, further guidance may be forthcoming from the FASB and SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
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
As of December 31, 2017, we had federal and state net operating loss carry-forwards of approximately $1.5 billion. The federal and state net operating loss carry-forwards will begin to expire, if not utilized, beginning in 2024 for federal income tax purposes and 2028 for California state income tax purposes. These net operating loss carry-forwards could expire unused and be unavailable to offset future income tax liabilities. While the Tax Cuts and Jobs Act allows for federal net operating losses incurred in 2018 and in future years to be carried forward indefinitely, the deductibility of such federal net operating losses incurred in 2018 and in future years will be limited.  In addition, under the Code and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss carry-forwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credit carry-forwards before utilization. Based on our review and analysis, we concluded, as of December 31, 2017, that an ownership change, as defined under Section 382, had not occurred. However, if there is an ownership change under Section 382 of the Code in the future, we may not be able to utilize a material portion of our net operating losses. Furthermore, our ability to utilize our net operating losses other than the net operating losses expected to be utilized to offset income in 2017, is conditioned upon our maintaining profitability and generating U.S. federal taxable income. We do not know whether or when we will generate the U.S. federal taxable income necessary to utilize our remaining net operating losses. A full valuation allowance has been provided for the entire amount of our remaining net operating losses.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Certificate of Change of Registered Agent and/or Registered Office of Exelixis, Inc.	8-K	000-30235	3.1	10/15/2014
3.5	Certificate of Ownership and Merger Merging X-Ceptor Therapeutics, Inc. with and into Exelixis, Inc.	8-K	000-30235	3.2	10/15/2014
3.6	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/5/2011
4.1	Specimen Common Stock Certificate	S-1, as amended	333-96335	4.1	4/7/2000
10.1*	First Amendment dated March 22, 2018, to the Collaboration and License Agreement dated January 30, 2017, by and between Exelixis, Inc. and Takeda Pharmaceutical Company Limited					X

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.2	Second Amendment to Lease Agreement dated June 13, 2018 to Lease Agreement dated May 2, 2017 between Ascentris 105, LLC and Exelixis, Inc.					X
12.1	Statement Re Computation of Earnings to Fixed Charges					X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Confidential treatment requested for certain portions of this exhibit.
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

EXELIXIS, INC.

August 1, 2018	By:	/s/ CHRISTOPHER J. SENNER
Date		Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)