Form 10-Q
period 2019-06-28
EXELIXIS, INC.
filed 2019-07-31
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-30235

EXELIXIS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3257395
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1851 Harbor Bay Parkway
Alameda, CA 94502
(650) 837-7000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $.001 Par Value per Share	EXEL	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☒
As of July 22, 2019, there were 302,906,238 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2019	December 31, 2018*
ASSETS
Current assets:
Cash and cash equivalents	$369,789	$314,775
Short-term investments	452,328	378,559
Trade receivables, net	97,541	162,771
Other receivables	12,390	16,056
Inventory, net	12,352	9,838
Prepaid expenses and other current assets	12,847	15,017
Total current assets	957,247	897,016
Long-term investments	337,785	157,187
Long-term restricted cash and investments	1,100	1,100
Property and equipment, net	50,709	50,897
Operating lease right-of-use assets	16,573	5,867
Deferred tax assets, net	210,237	244,111
Goodwill	63,684	63,684
Other long-term assets	5,763	2,424
Total assets	$1,643,098	$1,422,286
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,274	$10,901
Accrued clinical trial liabilities	23,709	18,231
Accrued compensation and benefits	24,144	32,142
Rebates and fees due to customers	17,273	14,954
Accrued collaboration liabilities	7,847	7,419
Current portion of deferred revenue	321	—
Other current liabilities	25,228	21,825
Total current liabilities	110,796	105,472
Long-term portion of lease liabilities	22,543	12,178
Long-term portion of deferred revenue	16,632	15,897
Other long-term liabilities	4,495	1,286
Total liabilities	154,466	134,833
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; issued and outstanding: 302,784,854 and 299,876,080 at June 30, 2019 and December 31, 2018, respectively	303	300
Additional paid-in capital	2,211,668	2,168,217
Accumulated other comprehensive income (loss)	2,207	(701)
Accumulated deficit	(725,546)	(880,363)
Total stockholders’ equity	1,488,632	1,287,453
Total liabilities and stockholders’ equity	$1,643,098	$1,422,286

*	The Condensed Consolidated Balance Sheet as of December 31, 2018 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Net product revenues	$193,675	$145,836	$373,256	$280,108
Collaboration revenue	46,600	40,272	82,506	119,719
Total revenues	240,275	186,108	455,762	399,827
Operating expenses:
Cost of goods sold	7,539	5,997	15,040	11,636
Research and development	81,932	42,488	145,221	80,245
Selling, general and administrative	58,815	51,853	118,953	105,869
Total operating expenses	148,286	100,338	279,214	197,750
Income from operations	91,989	85,770	176,548	202,077
Other income (expense), net:
Interest income	6,975	2,697	13,062	4,592
Other, net	803	(72)	828	97
Total other income (expense), net:	7,778	2,625	13,890	4,689
Income before income taxes	99,767	88,395	190,438	206,766
Provision for income taxes	(20,725)	(901)	(35,621)	(3,415)
Net income	$79,042	$87,494	$154,817	$203,351
Net income per share, basic	$0.26	$0.29	$0.51	$0.68
Net income per share, diluted	$0.25	$0.28	$0.49	$0.65
Shares used in computing net income per share, basic	302,188	297,336	301,365	296,874
Shares used in computing net income per share, diluted	314,911	312,241	314,786	313,024
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$79,042	$87,494	$154,817	$203,351
Other comprehensive income (loss):
Net unrealized gains or losses on available-for-sale securities, net of tax impact of $413, $0, $807 and $0, respectively (1)	1,479	156	2,908	(384)
Total other comprehensive income (loss)	1,479	156	2,908	(384)
Comprehensive income	$80,521	$87,650	$157,725	$202,967
____________________

(1)	Reclassification adjustments to net income resulting from realized gains or losses on the sale of securities and the related tax impact were nominal or zero during the periods presented.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2019	301,519,885	$302	$2,188,578	$728	$(804,588)	$1,385,020
Net income	—	—	—	—	79,042	79,042
Other comprehensive income	—	—	—	1,479	—	1,479
Issuance of common stock under equity incentive and stock purchase plans	1,264,969	1	8,011	—	—	8,012
Stock-based compensation	—	—	15,079	—	—	15,079
Balance at June 30, 2019	302,784,854	$303	$2,211,668	$2,207	$(725,546)	$1,488,632

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2018	296,694,330	$297	$2,125,166	$(887)	$(1,454,576)	$670,000
Net income	—	—	—	—	87,494	87,494
Other comprehensive income	—	—	—	156	—	156
Issuance of common stock under equity incentive and stock purchase plans	1,197,850	1	8,268	—	—	8,269
Stock-based compensation	—	—	9,283	—	—	9,283
Balance at June 30, 2018	297,892,180	$298	$2,142,717	$(731)	$(1,367,082)	$775,202

Continued on next page
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - continued
(in thousands, except share data)
(unaudited)

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	299,876,080	$300	$2,168,217	$(701)	$(880,363)	$1,287,453
Net income	—	—	—	—	154,817	154,817
Other comprehensive income	—	—	—	2,908	—	2,908
Issuance of common stock under equity incentive and stock purchase plans	2,908,774	3	15,843	—	—	15,846
Stock-based compensation	—	—	27,608	—	—	27,608
Balance at June 30, 2019	302,784,854	$303	$2,211,668	$2,207	$(725,546)	$1,488,632

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	296,209,426	$296	$2,114,184	$(347)	$(1,829,172)	$284,961
Adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606)	—	—	—	—	258,505	258,505
Adoption of ASU No. 2016-02, Leases (Topic 842)	—	—	—	—	234	234
Net income	—	—	—	—	203,351	203,351
Other comprehensive loss	—	—	—	(384)	—	(384)
Issuance of common stock under equity incentive and stock purchase plans	1,682,754	2	9,945	—	—	9,947
Stock-based compensation	—	—	18,588	—	—	18,588
Balance at June 30, 2018	297,892,180	$298	$2,142,717	$(731)	$(1,367,082)	$775,202

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Net income	$154,817	$203,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,998	1,176
Stock-based compensation	27,608	18,588
401(k) matching contributions made in common stock	3,551	2,723
Amortization and other changes in right-of-use assets	(7,071)	—
Deferred income taxes	33,067	—
Gain on other equity investments	(730)	(209)
Accretion of investments, net and other	(2,919)	(490)
Changes in operating assets and liabilities:
Trade receivables, net	65,230	(76,698)
Other receivables	3,661	(9,271)
Inventory, net	(2,514)	(1,714)
Current portion of unbilled collaboration revenue	(2,150)	—
Prepaid expenses and other current assets	2,170	(1,577)
Other long-term assets	(4,789)	3
Accounts payable	23	(1,535)
Accrued compensation and benefits	(7,998)	465
Accrued clinical trial liabilities	5,478	(3,048)
Rebates and fees due customers	2,319	3,578
Accrued collaboration liability	428	(1,261)
Current and long-term deferred revenue	4,656	5,910
Long-term portion of lease liabilities	6,777	(181)
Other current and long-term liabilities	7,709	6,463
Net cash provided by operating activities	293,321	146,273
Cash flows from investing activities:
Purchases of property and equipment	(3,516)	(15,182)
Purchases of investments	(518,268)	(227,012)
Proceeds from maturities of investments	258,791	139,948
Proceeds from sale of investments	11,677	10,237
Proceeds from other equity investments	730	209
Net cash used in investing activities	(250,586)	(91,800)
Cash flows from financing activities:
Proceeds from exercise of stock options	10,590	6,550
Proceeds from employee stock purchase plan	4,145	3,650
Taxes paid related to net share settlement of equity awards	(2,434)	(2,976)
Principal payments on financing lease obligation	(22)	—
Net cash provided by financing activities	12,279	7,224
Net increase in cash, cash equivalents and restricted cash	55,014	61,697
Cash, cash equivalents and restricted cash at beginning of period	315,875	188,314
Cash, cash equivalents and restricted cash at end of period	$370,889	$250,011
Continued on next page

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Supplemental cash flow disclosure:
Right-of-use assets obtained in exchange for lease obligations (1)	$11,338	$17,180
Unpaid liabilities incurred to acquire Property and equipment	$1,350	$13,972
____________________

(1)
Amounts for the six months ended June 30, 2019 include receipt of a tenant inventive payment and an amendment to our existing lease for office and research space. Amounts for the six months ended June 30, 2018 include the transition adjustment for the adoption of Topic 842.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (Exelixis, we, our or us) is an oncology-focused biotechnology company that strives to accelerate the discovery, development and commercialization of new medicines for difficult-to-treat cancers. Since we were founded in 1994, four products resulting from our discovery efforts have progressed through clinical development, received regulatory approval and have launched commercially. Two are derived from cabozantinib, an inhibitor of multiple tyrosine kinases including MET, AXL, VEGF receptors and RET. These are: CABOMETYX® (cabozantinib) tablets approved for advanced renal cell carcinoma (RCC) and previously treated hepatocellular carcinoma (HCC); and COMETRIQ® (cabozantinib) capsules approved for progressive, metastatic medullary thyroid cancer. The other two products resulting from our discovery efforts are: COTELLIC® (cobimetinib), an inhibitor of MEK, approved as part of a combination regimen to treat a specific form of advanced melanoma and marketed under a collaboration with Genentech, Inc. (a member of the Roche Group) (Genentech); and MINNEBRO® (esaxerenone), an oral, non-steroidal, selective blocker of the mineralocorticoid receptor (MR), approved for the treatment of hypertension in Japan and licensed to Daiichi Sankyo Company, Limited (Daiichi Sankyo).
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
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2019, which is a 53-week fiscal year, will end on January 3, 2020 and fiscal year 2018, which was a 52-week fiscal year, ended on December 28, 2018. For convenience, references in this report as of and for the fiscal periods ended June 28, 2019, March 30, 2018, June 29, 2018 and March 29, 2019, and as of and for the fiscal years ending January 3, 2020, and ended December 28, 2018 and December 29, 2017, are indicated as being as of and for the periods ended June 30, 2019, March 31, 2019, June 30, 2018 and March 31, 2018 and the years ending December 31, 2019, and ended December 31, 2018 and December 31, 2017, respectively. Similarly, references in this report to the first day of the fiscal year ended January 3, 2020 are indicated as being as of January 1, 2019.
Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any future period. The accompanying Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the SEC on February 22, 2019.
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2018, the Financial Accounting Standards Board (the FASB) issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the counterparty is a customer for a distinct good or service (i.e. a unit of account). For units of account that are in the scope of Topic 606, all of the guidance in Topic 606 should be applied, including the guidance on recognition, measurement, presentation and disclosure. ASU 2018-18 also adds a reference in Accounting Standards Codification (ASC) Topic 808, Collaborative Arrangements (Topic 808) to the unit of account guidance in Topic 606 and requires that it be applied only to assess whether transactions in a collaborative arrangement are in the scope of Topic 606. ASU 2018-18 will preclude entities from presenting amounts related to transactions with a counterparty in a collaborative arrangement that is not a customer as revenue from contracts with customers. ASU 2018-18 is effective for us for all interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. We are in the process of assessing the impact of ASU 2018-18 on our Condensed Consolidated Financial Statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (ASU 2016-13). ASU 2016-13 implements an impairment model, known as the current expected credit loss model that is based on expected losses rather than incurred losses. Under the new guidance, an entity will recognize as an allowance its estimate of expected credit losses. 2016-13 is effective for all interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. We do not expect the adoption of ASU 2016-13 to have a material impact on our Condensed Consolidated Financial Statements.
NOTE 2. REVENUES
Revenues by disaggregated category were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product revenues:
Gross product revenues	$240,418	$172,646	$464,168	$332,082
Discounts and allowances	(46,743)	(26,810)	(90,912)	(51,974)
Net product revenues	193,675	145,836	373,256	280,108
Collaboration revenues:
License revenues (1)	36,393	31,908	60,902	100,938
Research and development services revenues (2)	10,898	6,805	22,826	16,904
Other collaboration revenues (3)	(691)	1,559	(1,222)	1,877
Total collaboration revenues	46,600	40,272	82,506	119,719
Total revenues	$240,275	$186,108	$455,762	$399,827
____________________

(1)
License revenues included the recognition of the portion of milestones allocated to the transfer of intellectual property licenses for which it had become probable in the current period that the milestone would be achieved and a significant revenue reversal would not occur, as well as royalty revenues from Ipsen Pharma SAS (Ipsen), Genentech and Daiichi Sankyo.

(2)
Research and development services revenues included the recognition of deferred revenue for the portion of upfront and milestone payments that have been allocated to research and development services performance obligations, as well as development cost reimbursements earned on our collaboration agreements.

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

Net product revenues disaggregated by product were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
CABOMETYX	$189,015	$141,121	$364,905	$270,055
COMETRIQ	4,660	4,715	8,351	10,053
Net product revenues	$193,675	$145,836	$373,256	$280,108

Total revenues disaggregated by significant customer were as follows (dollars in thousands):

	Three Months Ended June 30,
	2019		2018
	Dollars	Percent of total	Dollars	Percent of total
Caremark L.L.C.	$37,237	15%	$26,421	14%
Affiliates of McKesson Corporation	31,284	13%	23,321	13%
Affiliates of AmerisourceBergen Corporation	23,366	10%	17,028	9%
Ipsen	22,249	9%	34,043	18%
Accredo Health, Incorporated	18,688	8%	19,714	11%
Diplomat Specialty Pharmacy	15,318	6%	18,475	10%
Others, individually less than 10% of Total revenues for all periods presented	92,133	39%	47,106	25%
Total revenues	$240,275	100%	$186,108	100%

	Six Months Ended June 30,
	2019		2018
	Dollars	Percent of total	Dollars	Percent of total
Caremark L.L.C.	$69,935	15%	$52,809	13%
Affiliates of McKesson Corporation	56,595	12%	44,652	11%
Affiliates of AmerisourceBergen Corporation	45,268	10%	32,763	8%
Ipsen	44,117	10%	87,852	22%
Accredo Health, Incorporated	41,183	9%	38,000	10%
Diplomat Specialty Pharmacy	27,557	6%	38,622	10%
Others, individually less than 10% of Total revenues for all periods presented	171,107	38%	105,129	26%
Total revenues	$455,762	100%	$399,827	100%

Total revenues disaggregated by geographic region were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
U.S.	$196,347	$150,079	$378,473	$287,072
Europe	22,249	34,043	44,117	87,852
Japan	21,679	1,986	33,172	24,903
Total revenues	$240,275	$186,108	$455,762	$399,827

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

Product Sales Discounts and Allowances
The activities and ending reserve balances for each significant category of discounts and allowances (which constitute variable consideration) were as follows (in thousands):

	Chargebacks and Discounts for Prompt Payment	Other Customer Credits/Fees and Co-pay Assistance	Rebates	Total
Balance at December 31, 2018	$2,322	$3,038	$11,916	$17,276
Provision related to sales made in:
Current period	58,862	7,695	24,681	91,238
Prior periods	(102)	(106)	(118)	(326)
Payments and customer credits issued	(57,367)	(7,673)	(22,160)	(87,200)
Balance at June 30, 2019	$3,715	$2,954	$14,319	$20,988

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

	Contract Assets: Unbilled Collaboration Revenue		Contract Liabilities: Deferred Revenue
	Current Portion	Long-term Portion	Current Portion	Long-term Portion
Balance at December 31, 2018	$—	$—	$—	$15,897
Increases as a result of a change in transaction price and recognition of revenues as services are performed	3,097	1,450	—	—
Transfer to receivables from contract assets recognized at the beginning of the period	(947)	—	—	—
Increases as a result of the deferral of milestones achieved in period, excluding amounts recognized as revenue	—	—	715	5,788
Revenue recognized that was included in the contract liability balance at the beginning of the period	—	—	(1,847)	—
Other adjustments (1)	(2,150)	(1,450)	1,453	(5,053)
Balance at June 30, 2019	$—	$—	$321	$16,632
____________________

(1)	Includes reclassification of deferred revenue from long-term to current and adjustments made due to netting of contract assets and liabilities by collaboration agreement.
During the three and six months ended June 30, 2019, we recognized $36.1 million and $61.4 million, respectively, in revenues under Topic 606 for performance obligations satisfied in previous periods as compared to $32.2 million and $103.8 million during the same periods in 2018. Such revenues primarily related to milestone and royalty payments allocated to our license performance obligations of our collaborations with Ipsen, Takeda and Daiichi Sankyo.

NOTE 3. COLLABORATION AGREEMENTS
We have established multiple collaborations with leading pharmaceutical companies for the commercialization and further development of cabozantinib, as well as with smaller, discovery-focused biotechnology companies to expand our product pipeline. Additionally, in line with our business strategy prior to the commercialization of our first product, COMETRIQ, we entered into other collaborations with leading pharmaceutical companies including Genentech, Daiichi Sankyo and Bristol-Myers Squibb Company for other compounds and programs in our portfolio. See “Note 3. Collaboration Agreements” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for a description of each of our collaboration agreements.
Under these collaborations, we are generally entitled to receive milestone and royalty payments, and for certain collaborations, payments for product supply services, development cost reimbursements, and/or profit-sharing payments. See “Note 2. Revenues” for information on collaboration revenues recognized during the three and six months ended June 30, 2019 and 2018.
Cabozantinib Commercial Collaborations
Ipsen Collaboration
In February 2016, we entered into a collaboration and license agreement with Ipsen for the commercialization and further development of cabozantinib. Pursuant to the terms of the collaboration agreement, Ipsen received exclusive commercialization rights for current and potential future cabozantinib indications outside of the U.S., Canada and Japan. The collaboration agreement was subsequently amended on three occasions, including in December 2016 to include commercialization rights in Canada. We have also agreed to collaborate with Ipsen on the development of cabozantinib for current and potential future indications. Collaboration revenues under the collaboration agreement with Ipsen were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Ipsen collaboration revenues	$22,249	$34,043	$44,117	$87,852

As of June 30, 2019, $47.5 million of the transaction price allocated to our research and development services performance obligation had not been satisfied. As of June 30, 2019, the net contract liability for the collaboration agreement with Ipsen was $8.4 million, of which $0.3 million was included in the Current portion of deferred revenue and $8.1 million was included in the Long-term portion of deferred revenue in the accompanying Condensed Consolidated Balance Sheets.
Takeda Collaboration
In January 2017, we entered into a collaboration and license agreement with Takeda. Pursuant to this collaboration agreement, Takeda has exclusive commercialization rights for current and potential future cabozantinib indications in Japan, and the parties have agreed to collaborate on the clinical development of cabozantinib in Japan. The collaboration agreement was subsequently amended in March 2018 and April 2019.
The second amendment to the collaboration agreement with Takeda, which was executed on April 29, 2019 and became effective on May 7, 2019 (the Amendment), among other things, reduced the amount of reimbursements we will receive from Takeda for costs associated with our required global pharmacovigilance activities and limits those reimbursements to $1.0 million per year. It also increased the total potential development, regulatory and first-sale milestone payments to be paid to us by Takeda for second-line RCC, first-line RCC and second-line HCC by $12.0 million to $102.0 million, including an increase from $10.0 million to $16.0 million for the milestone we received for the April 2019 submission of a regulatory application for cabozantinib as a treatment for patients with advanced RCC to the Japanese Ministry of Health, Labour and Welfare (MHLW). We continue to be eligible to receive additional development, regulatory and first-sale milestone payments for other potential future indications. The Amendment also increased the amount of Takeda’s total potential commercial milestones by $6.0 million to $89.0 million. We continue to be eligible to receive royalties on net sales of cabozantinib in Japan.

Collaboration revenues under the collaboration agreement with Takeda were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Takeda collaboration revenues	$1,565	$1,986	$13,058	$4,903

As of June 30, 2019, $19.2 million of the transaction price allocated to our research and development services performance obligation had not been satisfied. As of June 30, 2019, the net contract liability for the collaboration agreement with Takeda was $8.5 million which was included in the Long-term portion of deferred revenue in the accompanying Condensed Consolidated Balance Sheets.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Profits on U.S. commercialization	$1,349	$2,696	$2,404	$4,069
Royalty revenues on ex-U.S. sales	$1,323	$1,546	$2,813	$2,895

Daiichi Sankyo
In March 2006, we entered into a collaboration agreement with Daiichi Sankyo pursuant to which we granted to Daiichi Sankyo an exclusive, worldwide license to certain intellectual property primarily relating to compounds that modulate MR, including esaxerenone, an oral, non-steroidal, selective MR antagonist. Daiichi Sankyo is responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds.
In January 2019, the Japanese MHLW approved esaxerenone, under the brand name MINNEBRO, as a treatment for patients with hypertension and in May 2019, Daiichi Sankyo had its first commercial sale of MINNEBRO. As a result of the launch, we received a $20.0 million milestone payment from Daiichi Sankyo in June 2019. We are eligible for low double-digit royalties on sales of MINNEBRO. In addition, pursuant to a license agreement we entered into with Ligand Pharmaceuticals, Inc. (Ligand), we are required to pay a royalty of 0.5% to Ligand on net sales of MINNEBRO.
Collaboration revenues under the collaboration agreement with Daiichi Sankyo were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Daiichi Sankyo collaboration revenues	$20,114	$—	$20,114	$20,000

Iconic Therapeutics, Inc. (Iconic) Collaboration
In May 2019, we entered into an exclusive option and license agreement with Iconic. Under the terms of the agreement, we gained an exclusive option to license ICON-2, Iconic’s lead oncology antibody-drug conjugate program, in exchange for an upfront payment to Iconic of $7.5 million and a commitment for preclinical development funding. As of June 30, 2019, we accrued $5.1 million for the preclinical development funding commitment. Both the upfront payment and the accrual for the preclinical development funding commitment were included in Research and development expenses for the three and six months ended June 30, 2019 in the accompanying Condensed Consolidated Statements of Income.

If we exercise the option, we would be required make an option exercise fee payment of $20.0 million to Iconic, we would assume responsibilities for all subsequent clinical development and commercialization activities, and Iconic would become eligible for up to $190.6 million in potential development, regulatory and first-sale milestone payments, $262.5 million in potential commercial milestone payments, as well as royalties on potential sales.
GSK
In October 2002, we established a product development and commercialization collaboration agreement with GSK. Under the terms of the collaboration agreement, GSK had the right to choose cabozantinib for further development and commercialization, but notified us in October 2008 that it had waived its right to select the compound for such activities. Although the collaboration agreement was terminated in December 2014, we continue to be required to pay a 3% royalty to GSK on the net sales of any product incorporating cabozantinib by us and our collaboration partners. Royalties accruing to GSK in connection with the sales of cabozantinib are included in Cost of goods sold for sales by us and as a reduction of Collaboration revenues for sales by Ipsen. Such royalties accruing to GSK were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Royalties accruing to GSK	$7,833	$5,628	$15,115	$10,753

NOTE 4. CASH AND INVESTMENTS
Cash, Cash Equivalents and Restricted Cash
A reconciliation of Cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the amount reported within the accompanying Condensed Consolidated Statements of Cash Flows was as follows (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and cash equivalents	$369,789	$314,775	$248,407	$183,164
Restricted cash included in short-term restricted cash and investments	—	—	504	504
Restricted cash included in long-term restricted cash and investments	1,100	1,100	1,100	4,646
Cash, cash equivalents, and restricted cash as reported within the accompanying Condensed Consolidated Statements of Cash Flows	$370,889	$315,875	$250,011	$188,314

Restricted cash includes certificates of deposit used to collateralize letters of credit and, in prior periods, a purchasing card program.

Cash and Investments
Cash and investments by security type were as follows (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available-for-sale:
Money market funds	$54,457	$—	$—	$54,457
Commercial paper	406,238	—	—	406,238
Corporate bonds	559,906	2,885	(41)	562,750
U.S. Treasury and government sponsored enterprises	112,083	171	—	112,254
Total investments available-for-sale	1,132,684	3,056	(41)	1,135,699
Cash and restricted cash	2,311	—	—	2,311
Certificates of deposit	22,992	—	—	22,992
Total cash and investments	$1,157,987	$3,056	$(41)	$1,161,002

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available-for-sale:
Money market funds	$47,744	$—	$—	$47,744
Commercial paper	381,134	—	(1)	381,133
Corporate bonds	344,741	180	(857)	344,064
U.S. Treasury and government sponsored enterprises	55,224	2	(25)	55,201
Total investments available-for-sale	828,843	182	(883)	828,142
Cash and restricted cash	6,883	—	—	6,883
Certificates of deposit	16,596	—	—	16,596
Total cash and investments	$852,322	$182	$(883)	$851,621

Gains and losses on the sales of investments available-for-sale were nominal during the three and six months ended June 30, 2019 and 2018.
The fair value and gross unrealized losses on investments available-for-sale in an unrealized loss position were as follows (in thousands):

	June 30, 2019
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$33,571	$(14)	$23,738	$(27)	$57,309	$(41)
Total	$33,571	$(14)	$23,738	$(27)	$57,309	$(41)

	December 31, 2018
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$236,162	$(606)	$39,627	$(251)	$275,789	$(857)
U.S. Treasury and government sponsored enterprises	28,105	(16)	9,182	(9)	37,287	(25)
Commercial paper	7,091	(1)	—	—	7,091	(1)
Total	$271,358	$(623)	$48,809	$(260)	$320,167	$(883)

There were 42 and 199 investments in an unrealized loss position as of June 30, 2019 and December 31, 2018, respectively. During the three and six months ended June 30, 2019 and 2018 we did not record any other-than-temporary impairment charges on our available-for-sale securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk, but were primarily associated with changes in interest rates. Based on the scheduled maturities of our investments and our determination that it was more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis, we concluded that the unrealized losses in our investment securities were not other-than-temporary.
The fair value of investments available-for-sale by contractual maturity were as follows (in thousands):

	June 30, 2019	December 31, 2018
Maturing in one year or less	$809,607	$674,455
Maturing after one year through five years	326,092	153,687
Total investments available-for-sale	$1,135,699	$828,142

Related Party Transactions
 BlackRock, Inc. (BlackRock), a global provider of investment, advisory and risk management solutions, reported that as of December 31, 2018, the most recent date for which they reported ownership data, their beneficial ownership was more than 10% of our outstanding common stock. BlackRock manages a portion of our cash and investments portfolio. As of June 30, 2019 and December 31, 2018, respectively, the fair value of cash and investments managed by BlackRock was $421.0 million and $298.5 million, which included $0.3 million and $3.0 million invested in the BlackRock Liquidity Money Market Fund. We incurred $0.1 million in fees for BlackRock advisory services performed during the six months ended June 30, 2019.
NOTE 5. INVENTORY
Inventory consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$2,482	$1,922
Work in process	8,571	6,170
Finished goods	6,630	3,836
Total	$17,683	$11,928

Balance Sheet classification:
Current portion included in Inventory	$12,352	$9,838
Long-term portion included in Other long-term assets	5,331	2,090
Total	$17,683	$11,928

Write-downs related to excess and expiring inventory are charged to Cost of goods sold or the cost of supplied product included in Collaboration revenues. Such write-downs were $0.4 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively.
Inventory not expected to be used in production or sold in the next 12 months is classified as Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. As of both June 30, 2019 and December 31, 2018, the long-term portion of inventory consisted of portions of our raw materials and finished goods, and as of June 30, 2019, also a portion of our work in process.
NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Leasehold improvements	$33,691	$33,941
Computer equipment and software	16,050	15,022
Furniture and fixtures	13,053	12,709
Laboratory equipment	7,291	5,668
Construction in progress	1,931	866
	72,016	68,206
Less: accumulated depreciation and amortization	(21,307)	(17,309)
Property and equipment, net	$50,709	$50,897

Depreciation expense was $4.0 million and $1.2 million for the six months ended June 30, 2019 and 2018, respectively.
NOTE 7. STOCK-BASED COMPENSATION
We allocated the stock-based compensation expense for our equity incentive plans and our 2000 Employee Stock Purchase Plan (ESPP) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$5,138	$2,900	$9,444	$5,933
Selling, general and administrative	9,941	6,383	18,164	12,655
Total stock-based compensation	$15,079	$9,283	$27,608	$18,588

We have several equity incentive plans under which we have granted stock options and restricted stock units (RSUs) to employees and directors. At June 30, 2019, 14,044,367 shares were available for grant under our equity incentive plans.
We used a Monte Carlo simulation pricing model to value stock options that include market vesting conditions and a Black-Scholes Merton option pricing model to value other stock options and ESPP purchases. The weighted average grant-date fair value per share of stock options and ESPP purchases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$8.67	$9.82	$8.83	$10.37
ESPP	$5.00	$6.84	$4.80	$7.17

The grant-date fair value of stock option grants and ESPP purchases was estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options:
Risk-free interest rate	1.75%	2.66%	1.90%	2.60%
Dividend yield	—%	—%	—%	—%
Volatility	48%	54%	49%	54%
Expected life	4.8 years	4.5 years	4.5 years	4.4 years
ESPP:
Risk-free interest rate	2.30%	1.80%	2.41%	1.63%
Dividend yield	—%	—%	—%	—%
Volatility	51%	52%	55%	52%
Expected life	6 months	6 months	6 months	6 months

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
The fair value of RSUs was based on the closing price of the underlying common stock on the date of grant.
Activity for stock options during the six months ended June 30, 2019 was as follows (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	22,674,062	$8.71
Granted	801,166	$21.10
Exercised	(2,147,426)	$4.93
Forfeited	(88,105)	$15.32
Expired	(29,278)	$22.89
Options outstanding at June 30, 2019	21,210,419	$9.52	3.5 years	$258,157
Exercisable at June 30, 2019	15,670,941	$6.36	2.8 years	$237,737

As of June 30, 2019, there was $42.6 million of unrecognized compensation expense related to our unvested stock options. The compensation expense for the unvested stock options will be recognized over a weighted-average period of 2.4 years.

Activity for RSUs during the six months ended June 30, 2019 was as follows (dollars in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
RSUs outstanding at December 31, 2018	4,857,334	$18.42
Awarded	272,660	$21.72
Vested and released	(366,489)	$10.68
Forfeited	(180,351)	$18.03
RSUs outstanding at June 30, 2019	4,583,154	$19.26	1.7 years	$97,942

During 2018, in connection with our long-term incentive compensation program, we awarded 693,131 RSUs that will vest upon the achievement of certain product revenue, late-stage clinical development and pipeline expansion performance targets (PSUs). The PSUs were designed to drive the performance of our management team toward the achievement of key corporate objectives and will be forfeited if the performance targets are not met by December 31, 2021. Expense recognition for PSUs commences when it is determined that attainment of the performance target is probable. During the quarter ended June 30, 2019, we had achieved one of the two product revenue related performance targets for 114,843 of the PSUs and determined that it was probable that we would achieve the second of the two product revenue related performance targets for 172,272 additional PSUs. We expect those PSUs to vest over various dates through May 2021 and have recognized $2.5 million in compensation expense related to those PSUs during the three months ended June 30, 2019; the remaining unrecognized compensation expense for those PSUs was $2.7 million as of June 30, 2019. The total unrecognized compensation expense for the remaining PSUs for which we have not yet determined that attainment of the performance target is probable was $7.5 million.
As of June 30, 2019, there was $70.3 million of unrecognized compensation expense related to our unvested RSUs, including the PSUs described above. The compensation expense for the unvested RSUs will be recognized over a weighted-average period of 2.6 years.
NOTE 8. INCOME TAXES
Our effective income tax rate was 20.8% and 18.7% during the three and six months ended June 30, 2019, respectively, as compared 1.0% to 1.7% during the three and six months ended June 30, 2018, respectively. The Provision for income taxes relating to our pre-tax income for the three and six months ended June 30, 2018 was largely offset by a valuation allowance against our net operating loss carryforwards and other deferred tax assets. At December 31, 2018, we released substantially all of our valuation allowance against our deferred tax assets, after we determined that it was more likely than not that these deferred tax assets would be realized.
The effective tax rate for the three and six months ended June 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options during those periods.

NOTE 9. NET INCOME PER SHARE
The basic and diluted net income per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$79,042	$87,494	$154,817	$203,351
Denominator:
Weighted-average shares of common stock outstanding used in computing basic net income per share	302,188	297,336	301,365	296,874
Dilutive securities	12,723	14,905	13,421	16,150
Weighted-average shares of common stock outstanding and dilutive securities used in computing diluted net income per share	314,911	312,241	314,786	313,024

Net income per share, basic	$0.26	$0.29	$0.51	$0.68
Net income per share, diluted	$0.25	$0.28	$0.49	$0.65

Dilutive securities include outstanding stock options, unvested RSUs and ESPP contributions. Potential shares of common stock not included in the computation of diluted net income per share because to do so would be anti-dilutive, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Potentially dilutive securities	5,935	5,163	5,625	2,606

NOTE 10. FAIR VALUE MEASUREMENTS
The classifications within the fair value hierarchy of our financial assets that were measured and recorded at fair value on a recurring basis were as follows (in thousands):

	June 30, 2019
	Level 1	Level 2	Total
Money market funds	$54,457	$—	$54,457
Commercial paper	—	406,238	406,238
Corporate bonds	—	562,750	562,750
U.S. Treasury and government sponsored enterprises	—	112,254	112,254
Total investments available-for-sale	54,457	1,081,242	1,135,699
Certificates of deposit	—	22,992	22,992
Total financial assets carried at fair value	$54,457	$1,104,234	$1,158,691

	December 31, 2018
	Level 1	Level 2	Total
Money market funds	$47,744	$—	$47,744
Commercial paper	—	381,133	381,133
Corporate bonds	—	344,064	344,064
U.S. Treasury and government sponsored enterprises	—	55,201	55,201
Total investments available-for-sale	47,744	780,398	828,142
Certificates of deposit	—	16,596	16,596
Total financial assets carried at fair value	$47,744	$796,994	$844,738

We did not have any financial liabilities measured and recorded at fair value on a recurring basis as of June 30, 2019 or December 31, 2018. We did not have any financial assets or liabilities classified as Level 3 in the fair value hierarchy as of June 30, 2019 or December 31, 2018. There were no transfers of financial assets or liabilities between Levels 1, 2 and 3 during the three and six months ended June 30, 2019 or 2018.
When available, we value investments based on quoted prices for those financial instruments, which is a Level 1 input. Our remaining investments are valued using third-party pricing sources, which use observable market prices, interest rates and yield curves observable at commonly quoted intervals for similar assets as observable inputs for pricing, which is a Level 2 input.
See “Note 11. Leases” for a description of the determination of the amount of operating lease liabilities. Our remaining financial assets and liabilities include cash and restricted cash, Trade receivables, net, Other receivables, Accounts payable, Accrued compensation and benefits, Accrued clinical trial liabilities, Accrued collaboration liabilities and Rebates and fees due to customers. Those financial assets and liabilities are carried at cost, which approximates their fair values.
NOTE 11. LEASES
In May 2017, we entered into a Lease Agreement (the Lease) for our corporate headquarters located at 1851, 1801 and 1751 Harbor Bay Parkway, Alameda, California (the Premises). The Lease was subsequently amended in October 2017, June 2018 and April 2019, resulting in the addition of the building located at 1601 Harbor Bay Parkway and increasing the leased space to an aggregate of 169,606 square feet. We have made certain tenant improvements to the space leased on the Premises, for which we received $8.2 million in reimbursements in January 2019. The Lease’s initial term is through January 31, 2028. Rent payments began February 1, 2018, following the conclusion of a partial twelve-month rent abatement period. We have two five-year options to extend the Lease and a one-time option to terminate the Lease without cause on the last day of the 8th year of the initial term; none of these optional periods have been considered in the determination of the right-of-use asset or the lease liability for the Lease as we did not consider it probable that we would exercise any such options. The Lease further provides that we are obligated to pay the landlord certain variable costs, including taxes and operating expenses.
The April 2019 amendment to the Lease (the Lease Amendment) provides, among other things, for the (i) expansion of the Premises by 37,544 square feet of office facilities located at 1601 Harbor Bay Parkway, Alameda, California (the 1601 Expansion Space) and (ii) surrender of 2,703 square feet of office facilities located at 1751 Harbor Bay Parkway, Alameda, California (the 1751 Space). The term for the 1601 Expansion Space will run coterminous with the term of the Lease for the existing space. We have been provided an allowance of $1.7 million for tenant improvements to the 1601 Expansion Space. We surrendered the 1751 Space in April 2019, and as of June 30, 2019, we have taken possession of a portion of the 1601 Expansion Space, and accordingly we have adjusted our right-of-use asset and lease liability, and have begun to recognize lease costs for that portion of the Lease. We expect to take possession of the remaining portion of the 1601 Expansion Space in September 2019, and therefore we have not yet recorded a right-of-use asset or lease liability for that portion of the Lease as of June 30, 2019.
The monthly base rent for the Premises, other than the 1601 Expansion Space, is $224,505 through January 31, 2020, increasing throughout the remainder of the term to $283,933 at the end of the term. The monthly base rent for the 1601 Expansion Space, which is expected to start on December 1, 2019, will be $71,334 through November 30, 2020, increasing throughout the remainder of the term to $90,481 at the end of the term. In addition, we are required to pay the landlord for certain operating expenses and taxes they incur related to the Premises.

The balance sheet classification of our lease liabilities were as follows (in thousands):

	June 30, 2019	December 31, 2018
Operating lease liabilities:
Current portion included in Other current liabilities	$2,696	$2,738
Long-term portion of lease liabilities	22,487	12,099
Total operating lease liabilities	25,183	14,837
Financing lease liabilities:
Current portion included in Other current liabilities	50	49
Long-term portion of lease liabilities	56	79
Total financing lease liabilities	106	128
Total lease liabilities	$25,289	$14,965

The components of lease costs, which were included in Selling, general and administrative expenses in our Condensed Consolidated Statements of Income, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating lease cost	$660	$952	$1,100	$1,973
Variable lease cost	131	531	380	1,003
Total lease costs	$791	$1,483	$1,480	$2,976

Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2019 was $1.4 million and was included in Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.
As of June 30, 2019, the maturities of our operating lease liabilities were as follows (in thousands):

Remainder of 2019	$1,415
Years ending December 31,
2020	3,339
2021	3,436
2022	3,548
2023	3,646
Thereafter	16,066
Total lease payments	31,450
Less:
Present value adjustment	(5,106)
Tenant improvement reimbursements (1)	(1,161)
Operating lease liabilities	$25,183

____________________
(1) Represents anticipated tenant improvement reimbursements applicable to the portion of the 1601 Expansion Space we have taken possession of as of June 30, 2019.
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, we use our incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 4.20%. As of June 30, 2019, the weighted average remaining lease term is 8.6 years.

NOTE 12. SUBSEQUENT EVENT
Aurigene Discovery Technologies Limited (Aurigene) Collaboration
In July 2019, we entered into an exclusive option and license agreement with Aurigene, a biotechnology company based in India focused on oncology and inflammatory disorders, to in-license up to six oncology programs from Aurigene. Under the terms of the agreement, we will make an upfront payment of $10.0 million for exclusive options to license three preexisting programs. In addition, Exelixis and Aurigene will initiate three Aurigene-led drug discovery programs on mutually agreed upon targets for additional upfront payments of $2.5 million per program. We will also contribute research funding of up to $32.6 million to Aurigene for discovery and preclinical development work on all six programs. For each option we decide to exercise, we would be required to pay an exercise fee of either $10.0 million or $12.0 million, depending on the program, and would assume responsibilities for all subsequent clinical development, commercialization and global manufacturing of that program. Aurigene would then become eligible for up to $148.8 million per program in potential development and regulatory milestone payments, $280.0 million per program in potential commercial milestone payments, as well as royalties on potential sales. Under the terms of the agreement, Aurigene retains limited development and commercial rights for India and Russia.
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
Overview
We are an oncology-focused biotechnology company that strives to accelerate the discovery, development and commercialization of new medicines for difficult-to-treat cancers. Since we were founded in 1994, four products resulting from our discovery efforts have progressed through clinical development, received regulatory approval and have launched commercially. Two are derived from cabozantinib, an inhibitor of multiple tyrosine kinases including MET, AXL, VEGF receptors and RET. These are: CABOMETYX® (cabozantinib) tablets approved for advanced renal cell carcinoma (RCC) and previously treated hepatocellular carcinoma (HCC); and COMETRIQ® (cabozantinib) capsules approved for progressive, metastatic medullary thyroid cancer (MTC). The other two products resulting from our discovery efforts are: COTELLIC® (cobimetinib), an inhibitor of MEK, approved as part of a combination regimen to treat a specific form of advanced melanoma and marketed under a collaboration with Genentech, Inc. (a member of the Roche Group) (Genentech); and MINNEBRO® (esaxerenone), an oral, non-steroidal, selective blocker of the mineralocorticoid receptor, approved for the treatment of hypertension in Japan and licensed to Daiichi Sankyo Company, Limited (Daiichi Sankyo).
CABOMETYX was first approved by the U.S. Food and Drug Administration (FDA) for previously treated patients with advanced RCC in April 2016, and then in December 2017, the FDA expanded CABOMETYX’s approval to include previously untreated patients with advanced RCC. Additionally, in January 2019, the FDA approved CABOMETYX as a treatment for patients with HCC who have been previously treated with sorafenib. This most recent approval was based on results from CELESTIAL, our phase 3 pivotal trial evaluating cabozantinib in patients with previously treated HCC, which demonstrated a statistically significant and clinically meaningful improvement in overall survival versus placebo. We remain highly focused on optimizing the execution of the commercial launch in HCC in the U.S. through our commercial and medical affairs organizations and established distribution network.

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
In addition to our regulatory and commercialization efforts in the U.S. and the support provided to our partners for rest of world regulatory and commercialization activities, we are also pursuing other indications for cabozantinib that have the potential to increase the number of cancer patients who could benefit from this medicine. We are evaluating cabozantinib, both as a single agent and in combination with other therapies, in a broad development program comprising over 80 ongoing or planned clinical trials across multiple indications. We, along with our clinical and commercial collaboration partners, sponsor some of the trials, and independent investigators conduct the remaining trials through our Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute’s Cancer Therapy Evaluation Program (NCI-CTEP) or our investigator sponsored trial program. Informed by the available data from these clinical trials, we continue to advance cabozantinib’s late-stage development program. One pivotal trial that has resulted from this effort is COSMIC-311, our ongoing phase 3 pivotal trial evaluating cabozantinib versus placebo in patients with radioactive iodine-refractory differentiated thyroid cancer (DTC) who have progressed after up to two VEGF receptor-targeted therapies.
We are particularly interested in examining cabozantinib’s potential in combination with immune checkpoint inhibitors (ICIs) to determine if such combinations further improve outcomes for patients. Building on preclinical and clinical observations that cabozantinib may promote a more immune-permissive tumor environment potentially resulting in cooperative activity of cabozantinib in combination with these products, we are evaluating cabozantinib in combination with a variety of ICIs. The most advanced of these combination studies include CheckMate 9ER, a phase 3 pivotal trial evaluating cabozantinib in combination with nivolumab in previously untreated advanced or metastatic RCC, for which enrollment was completed in April 2019, and CheckMate 040, a phase 1/2 trial evaluating cabozantinib in combination with nivolumab and in combination with both nivolumab and ipilimumab in patients with previously treated or previously untreated advanced HCC. Both trials are in collaboration with Bristol-Myers Squibb Company (BMS). Additionally in May 2019, as part of our clinical collaboration with BMS, we initiated COSMIC-313, a phase 3 pivotal trial evaluating the triplet combination of cabozantinib, nivolumab and ipilimumab versus the combination of nivolumab and ipilimumab in patients with previously untreated advanced intermediate- or poor-risk RCC, and plan to further evaluate the combination of cabozantinib and nivolumab, with or without ipilimumab, in various other tumor types. In an effort to diversify our exploration of combinations with ICIs, we also initiated COSMIC-312, a phase 3 pivotal trial evaluating cabozantinib in combination with the Roche Group’s (Roche’s) ICI, atezolizumab, versus sorafenib in previously untreated advanced HCC, and COSMIC-021, a broad phase 1b study evaluating the safety and tolerability of cabozantinib in combination with atezolizumab in patients with locally advanced or metastatic solid tumors. The study is divided into two parts: a dose-escalation phase, which was completed in 2018; and an expansion phase, which is ongoing. Findings from the dose-escalation stage of COSMIC-021 demonstrated that the combination was well-tolerated and showed encouraging anti-tumor activity in patients with advanced RCC. The expansion phase of COSMIC-021 now comprises twenty tumor expansion cohorts evaluating the combination of cabozantinib and atezolizumab, including multiple therapeutic settings of RCC, urothelial carcinoma (UC), and non-small cell lung cancer (NSCLC) and single therapeutic settings of HCC, castration-resistant prostate cancer (CRPC), triple-negative breast cancer, epithelial ovarian cancer, endometrial cancer, gastric or gastroesophageal junction adenocarcinoma, colorectal adenocarcinoma, DTC and head and neck cancer of squamous cell histology, and is currently enrolling.
Based on initial encouraging results from the ongoing expansion cohorts in patients with CRPC and in chemotherapy and ICI-pretreated NSCLC, we have recently expanded the original 30-patient cohorts for each of these disease states to allow enrollment of an additional 50 patients for a total of 80 patients each. Additionally, four new cohorts, consisting of two expansion and two exploratory cohorts, are being added to COSMIC-021: two new expansion cohorts will evaluate the combination of cabozantinib and atezolizumab in patients with metastatic CRPC who have received prior enzalutamide or abiraterone therapy, with or without prior docetaxel therapy; and two new exploratory cohorts will evaluate single-agent cabozantinib and single-agent atezolizumab in patients with metastatic CRPC, with the purpose of determining the individual contribution of each therapy. With this recent protocol amendment, COSMIC-021 now encompasses a total of 24 expansion cohorts, including the three exploratory cohorts that will evaluate cabozantinib as a single-agent therapy in NSCLC, UC and CRPC, and the fourth exploratory cohort that will evaluate atezolizumab in CRPC. Depending on the results from COSMIC-021, we may evaluate the combination of cabozantinib and atezolizumab in various late-stage clinical trials, including in NSCLC and CRPC.
As we continue to work to maximize the clinical and commercial potential of cabozantinib, we also remain committed to building our product pipeline by discovering and developing new cancer therapies for patients. In this regard, we reinitiated internal drug discovery efforts in 2017 with the goal of identifying new product candidates to advance into clinical trials. Notably, these efforts are led by some of the same experienced scientists responsible for the discovery of cabozantinib, cobimetinib and esaxerenone, which have been approved for commercialization by regulatory authorities. Using our expertise in medicinal chemistry, tumor biology and pharmacology, we are advancing drug candidates toward and through preclinical development. Furthest along in these internal drug discovery efforts is XL092, a next-generation oral tyrosine kinase inhibitor that is currently in a phase 1 clinical trial in patients with advanced solid malignancies.
We augment these internal drug discovery activities with business development initiatives aimed at identifying and in-licensing promising, early-stage oncology assets and then further develop them utilizing our established clinical development infrastructure. In furtherance of this strategy, we have entered into multiple collaboration and license agreements, including with: StemSynergy, Inc., which is focused on the discovery and development of novel oncology compounds aimed to inhibit tumor growth by targeting Casein Kinase 1α; Invenra, Inc., which is focused on the discovery and development of multispecific antibodies for the treatment of cancer; Iconic Therapeutics, Inc. (Iconic), which is focused on the advancement of a next-generation antibody-drug conjugate (ADC) program targeting tissue factor in solid tumors; and most recently, Aurigene Discovery Technologies Limited (Aurigene), which is focused on the discovery and development of novel therapies for cancer. To further enhance our early-stage pipeline, we expect to enter into additional, external collaborative relationships around assets and technologies that complement our internal drug discovery and development efforts.
Second Quarter 2019 Business Updates and Financial Highlights
During the second quarter of 2019, we continued to execute on our business objectives, generating significant revenue from operations and enabling us to continue to seek to maximize the clinical and commercial potential of our products and expand our product pipeline. Significant business updates and financial highlights for the quarter and subsequent to quarter-end include:
Business Updates

•	In April 2019, Takeda applied to the Japanese MHLW for approval to manufacture and sell CABOMETYX as a treatment for unresectable and metastatic RCC in Japan.

•
In May 2019, CheckMate 9ER, the phase 3 pivotal trial evaluating the combination of cabozantinib and nivolumab versus sunitinib in patients with previously untreated advanced or metastatic RCC completed enrollment.

•
In May 2019, we announced the initiation of COSMIC-313, a phase 3 pivotal trial evaluating the triplet combination of cabozantinib, nivolumab and ipilimumab versus the combination of nivolumab and ipilimumab in patients with previously untreated advanced intermediate- or poor-risk RCC, which will be conducted in collaboration with BMS.

•
In May 2019, we announced that Daiichi Sankyo launched MINNEBRO as a treatment for patients with hypertension in Japan. As a result of the launch, we received a $20.0 million milestone payment from Daiichi Sankyo in June 2019.

•	In May 2019, we announced an exclusive option and license agreement with Iconic to advance an innovative next-generation ADC program for cancer.

•	In June 2019, at the American Society of Clinical Oncology Annual Meeting, clinical data from cabozantinib and cobimetinib were the subject of nine and two presentations, respectively.

•
In June 2019, Genentech informed us that IMspire170, Genentech’s phase 3 pivotal trial evaluating the combination of cobimetinib with atezolizumab in patients with previously untreated BRAF V600 wild-type advanced melanoma, did not meet its primary endpoint. Genentech is continuing to pursue the cobimetinib development program with IMspire150, a phase 3 pivotal trial evaluating the combination of cobimetinib with atezolizumab and vemurafenib in patients with previously untreated BRAF V600 mutant melanoma, as well as a series of early-stage clinical trials investigating the combination of cobimetinib and atezolizumab in multiple tumor settings.

•
In July 2019, we announced an amendment to the protocol for COSMIC-021, the phase 1b trial of cabozantinib in combination with atezolizumab in patients with locally advanced or metastatic solid tumors, to expand patient enrollment in certain existing CRPC and NSCLC cohorts and to add new expansion and exploratory cohorts in CRPC (for an aggregate of twenty expansion cohorts and four exploratory cohorts).

•
In July 2019, we announced an exclusive option and license agreement with Aurigene, a biotechnology company based in India focused on oncology and inflammatory disorders, to in-license up to six oncology programs from Aurigene.

Financial Highlights

•	Net product revenues for the second quarter of 2019 increased to $193.7 million, compared to $145.8 million for the second quarter of 2018.

•	Total revenues for the second quarter of 2019 increased to $240.3 million, compared to $186.1 million for the second quarter of 2018.

•	Research and development expenses for the second quarter of 2019 increased to $81.9 million, compared to $42.5 million for the second quarter of 2018.

•	Selling, general and administrative expenses for the second quarter of 2019 increased to $58.8 million, compared to $51.9 million for the second quarter of 2018.

•	Provision for income taxes for the second quarter of 2019 increased to $20.7 million, compared to $0.9 million for the second quarter of 2018.

•
Net income for the second quarter of 2019 was $79.0 million, or $0.26 per share, basic and $0.25 per share, diluted, compared to $87.5 million, or $0.29 per share, basic and $0.28 per share diluted, for the second quarter of 2018.

•	Cash and investments increased to $1,161.0 million at June 30, 2019, compared to $851.6 million at December 31, 2018.
See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.
Challenges and Risks
We will continue to face challenges and risks that may impact our ability to execute on our 2019 business objectives. In particular, for the foreseeable future, we expect our ability to maintain or increase unrestricted cash flow to fund our business operations and growth will depend upon the continued commercial success of CABOMETYX as a treatment for advanced RCC and previously treated HCC, and potentially for other indications for which cabozantinib is in late-stage clinical trials, if warranted by the data generated from such trials. The commercial success of CABOMETYX in its approved indications is subject to a variety of factors, most importantly, the drug’s perceived benefit/risk profile as compared to the benefit/risk profiles of other competitive treatments available or in development for these conditions. CABOMETYX will only continue to be commercially successful if private third-party and government payers continue to provide coverage and reimbursement. However, as is the case for all innovative pharmaceutical therapies, obtaining and maintaining coverage and reimbursement for CABOMETYX is becoming increasingly difficult, both within the U.S. and in foreign markets, because of growing concerns over healthcare cost containment and corresponding policy initiatives and activities aimed at limiting access to, and restricting the prices of, pharmaceuticals.
Achievement of our 2019 business objectives will also depend on the success of our development and commercialization strategies to navigate increased competition, including that from, but not limited to, ICIs, as well as the use of combination therapy to treat cancer. Our research and development objectives may be impeded by the challenges of scaling our organization to meet the demands of expanded drug development, unanticipated delays in clinical testing and the inherent risks and uncertainties associated with internal drug discovery operations. In connection with efforts to expand our product pipeline, we may be unsuccessful in discovering new drug candidates or identifying appropriate candidates for in-licensing or acquisition.
Some of these challenges and risks are specific to our business, and others are common to companies in the pharmaceutical industry with development and commercial operations. For a more detailed discussion of challenges and risks we face, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Fiscal Year Convention
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2019, which is a 53-week fiscal year, will end on January 3, 2020 and fiscal year 2018, which was a 52-week fiscal year, ended on December 28, 2018. For convenience, references in this report as of and for the fiscal periods ended June 28, 2019 and June 29, 2018, and as of and for the fiscal years ending January 3, 2020 and ended December 28, 2018, are indicated as being as of and for the periods ended June 30, 2019 and June 30, 2018, and the years ending December 31, 2019 and ended December 31, 2018, respectively.
Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended June 30,		Percentage Change - Q2 2019 v. Q2 2018	Six Months Ended June 30,		Percentage Change - Year to Date 2019 v. 2018
	2019	2018		2019	2018
Net product revenues	$193,675	$145,836	33%	$373,256	$280,108	33%
Collaboration revenues	46,600	40,272	16%	82,506	119,719	(31)%
Total revenues	$240,275	$186,108	29%	$455,762	$399,827	14%
Net Product Revenues
Gross product revenues, Discounts and allowances, and Net product revenues were as follows (dollars in thousands):

	Three Months Ended June 30,		Percentage Change - Q2 2019 v. Q2 2018	Six Months Ended June 30,		Percentage Change - Year to Date 2019 v. 2018
	2019	2018		2019	2018
Gross product revenues	$240,418	$172,646	39%	$464,168	$332,082	40%
Discounts and allowances	(46,743)	(26,810)	74%	(90,912)	(51,974)	75%
Net product revenues	$193,675	$145,836	33%	$373,256	$280,108	33%
Net product revenues by product were as follows (dollars in thousands):

	Three Months Ended June 30,		Percentage Change - Q2 2019 v. Q2 2018	Six Months Ended June 30,		Percentage Change - Year to Date 2019 v. 2018
	2019	2018		2019	2018
CABOMETYX	$189,015	$141,121	34%	$364,905	$270,055	35%
COMETRIQ	4,660	4,715	(1)%	8,351	10,053	(17)%
Net product revenues	$193,675	$145,836	33%	$373,256	$280,108	33%
The increases in product revenues for CABOMETYX for the three and six months ended June 30, 2019, as compared to the comparable periods in 2018, were primarily due to a 28% and 27% increase, respectively, in the number of units of CABOMETYX sold and, to a lesser extent, increases in the average selling price of the product. The increases in CABOMETYX sales volumes reflects the continued growth of CABOMETYX in advanced RCC following FDA approvals in April 2016 of CABOMETYX for the treatment of patients with advanced RCC who have received prior anti-angiogenic therapy and in December 2017 for previously untreated patients with advanced RCC, as well as the U.S. launch of CABOMETYX for the treatment of patients with HCC who have been previously treated with sorafenib, following FDA approval in January 2019. The decreases in product revenues for COMETRIQ for the three and six months ended June 30, 2019, as compared to the comparable periods in 2018, were primarily due to a 7% and 22% decline, respectively, the number of units of COMETRIQ sold. COMETRIQ sales volume has continued to decrease since the launch of CABOMETYX in April 2016.
We recognize product revenues net of discounts and allowances that are described in “Note 1. Organization and Summary of Significant Accounting Policies” to our “Notes to Consolidated Financial Statements” included in our Annual

Report on Form 10-K for the year ended December 31, 2018. The increases in discounts and allowances for the three and six months ended June 30, 2019, as compared to the comparable periods in 2018, were primarily the result of the overall increases in product sales volume and increases in the volume and dollar amount of chargebacks associated with Public Health Service and Veterans Affairs hospitals. We expect our discounts and allowances as a percentage of gross product revenues to increase during 2019 as compared to 2018 as our business evolves, as the number of patients participating in government programs increases, and as the discounts and rebates paid to government payers increase.
Collaboration Revenues
Collaboration revenues were as follows (dollars in thousands):

	Three Months Ended June 30,		Percentage Change - Q2 2019 v. Q2 2018	Six Months Ended June 30,		Percentage Change - Year to Date 2019 v. 2018
	2019	2018		2019	2018
Collaboration revenues:
License revenues (1)	$36,393	$31,908	14%	$60,902	$100,938	(40)%
Research and development services revenues (2)	10,898	6,805	60%	22,826	16,904	35%
Other collaboration revenues (3)	(691)	1,559	n/m	(1,222)	1,877	n/m
Total collaboration revenues	$46,600	$40,272	16%	$82,506	$119,719	(31)%
____________________

(1)
License revenues included the recognition of the portion of milestones allocated to the transfer of intellectual property licenses for which it had become probable in the current period that the milestone would be achieved and a significant revenue reversal would not occur, as well as royalty revenues from Ipsen, Genentech and Daiichi Sankyo.

(2)
Research and development services revenues included the recognition of deferred revenue for the portion of upfront and milestone payments that have been allocated to research and development services performance obligations, as well as development cost reimbursements earned on our collaboration agreements.

(3)
Other collaboration revenues included the profit on the U.S. commercialization of COTELLIC from Genentech and revenues on product supply services provided to Ipsen and Takeda, which were partially offset by the 3% royalty we are required to pay GlaxoSmithKline (GSK) on the net sales by Ipsen of any product incorporating cabozantinib.

Milestone revenues were $20.4 million and $30.5 million, respectively, for the three and six months ended June 30, 2019, as compared to $25.8 million and $92.3 million for the comparable periods in 2018. Milestone revenues for the three and six months ended June 30, 2019 included recognition of a $20.0 million milestone from Daiichi Sankyo for the launch of MINNEBRO tablets as a treatment for patients with hypertension in Japan. Milestone revenues for the six months ended June 30, 2019 also included $9.5 million in revenues recognized in connection with a $16.0 million milestone from Takeda for the submission in April 2019 of a regulatory application for cabozantinib as a treatment for patients with advanced RCC to the Japanese MHLW. See “Note 2. Collaboration Agreements - Takeda” in the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding the April 2019 amendment to our January 2017 collaboration agreement with Takeda, which increased the amount of this milestone from $10.0 million to $16.0 million. Milestone revenues for the three and six months ended June 30, 2018 included recognition of a $25.0 million commercial milestone from Ipsen that we earned in the second quarter of 2018 upon Ipsen’s achievement of $100.0 million in net sales cumulatively over four consecutive quarters. Milestone revenues for the six months ended June 30, 2018 also included recognition of $46.0 million in revenue of a $50.0 million milestone from Ipsen for the approval of cabozantinib for the first-line treatment of adults with intermediate- or poor-risk advanced RCC by the EC, of which $45.8 million was recognized in the first quarter of 2018 and the remaining $0.2 million was recognized in the second quarter of 2018. Milestone revenues for the six months ended June 30, 2018 also included recognition of a $20.0 million milestone upon Daiichi Sankyo’s submission to the Japanese MHLW of a regulatory application for esaxerenone as a treatment for patients with hypertension. Due to uncertainties surrounding the timing and achievement of regulatory and development milestones, it is difficult to predict future milestone revenues and such milestones can vary significantly from period to period.
Royalties on net sales of cabozantinib by Ipsen outside of the U.S. and Japan were $14.9 million and $28.9 million for the three and six months ended June 30, 2019, respectively, as compared to $5.4 million and $9.7 million for the comparable periods in 2018. Ipsen’s net sales of cabozantinib have continued to grow since their first commercial sale of the product in the fourth quarter of 2016, primarily due to increased demand of CABOMETYX, which is currently approved and commercially available in 44 and 32 countries outside of the U.S., respectively. We were entitled to receive a tiered royalty of 2% to 12% on the initial $150.0 million of net sales; this amount was reached in the second quarter of 2018. As of June 30, 2018 and going forward, we are entitled to receive a tiered royalty of 22% to 26% on annual net sales (with separate tiers for Canada); these 22% to 26% royalty tiers reset each calendar year. In Canada, we are entitled to receive a tiered royalty of 22% on the first CAD$30.0 million of annual net sales and a tiered royalty thereafter of 22% to 26% on annual net sales; these 22% to 26% royalty tiers for Canada will also reset each calendar year. In May 2019, we also began to earn royalties on the sale of MINNEBRO by Daiichi Sankyo in Japan.
Development cost reimbursements in connection with our collaboration arrangements with Ipsen and Takeda were $10.2 million and $20.5 million for the three and six months ended June 30, 2019, respectively, as compared to $5.1 million and $10.8 million for the comparable periods in 2018. The increases were primarily the result of reimbursements from Ipsen and Takeda for their share of the increase in spending on the CheckMate 9ER study.
Profits on the U.S. commercialization of COTELLIC and royalties on ex-U.S. net sales of COTELLIC under our collaboration agreement with Genentech were $2.7 million and $5.2 million for the three and six months ended June 30, 2019, respectively, as compared to $4.2 million and $7.0 million for the comparable periods in 2018. Sales of COTELLIC in the U.S. have declined following Genentech’s decision to scale back the personal promotion of COTELLIC commencing in January 2018.
For three and six months ended June 30, 2019, collaboration revenues were reduced by $7.8 million and $15.1 million, respectively, for the 3% royalty we are required to pay GSK on the net sales by Ipsen of any product incorporating cabozantinib as compared to $5.6 million and $10.8 million for the comparable periods in 2018. As royalty generating sales of cabozantinib by Ipsen have increased as described above, our royalty payments to GSK have also increased. In addition, pursuant to a license agreement we entered into with Ligand Pharmaceuticals, Inc. (Ligand), we are required to pay a royalty of 0.5% to Ligand on net sales of MINNEBRO.
Cost of Goods Sold
The Cost of goods sold and our gross margin were as follows (dollars in thousands):

	Three Months Ended June 30,		Percentage Change - Q2 2019 v. Q2 2018	Six Months Ended June 30,		Percentage Change - Year to Date 2019 v. 2018
	2019	2018		2019	2018
Cost of goods sold	$7,539	$5,997	26%	$15,040	$11,636	29%
Gross margin	96%	96%		96%	96%
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty payable to GSK on U.S. net sales of any product incorporating cabozantinib, as well as the cost of inventory sold, indirect labor costs, write-downs related to expiring and excess inventory, and other third-party logistics costs. The increases in Cost of goods sold for the three and six months ended June 30, 2019, as compared to the comparable periods in 2018, were primarily the result of the increases in product sales volume described above. We do not expect our gross margin to change significantly during the remainder of 2019.
Research and Development Expenses
Research and development expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Percentage Change - Q2 2019 v. Q2 2018	Six Months Ended June 30,		Percentage Change - Year to Date 2019 v. 2018
	2019	2018		2019	2018
Research and development expenses	$81,932	$42,488	93%	$145,221	$80,245	81%
Research and development expenses consist primarily of clinical trial costs, personnel expenses, license and other collaboration costs, stock-based compensation, consulting and outside services and the allocation of general corporate costs.

The increases in Research and development expenses for the three and six months ended June 30, 2019, as compared to the comparable periods in 2018, were primarily related to increases in clinical trial costs, license and other collaboration costs, personnel expenses, stock-based compensation and the allocation of general corporate costs. Clinical trial costs, which includes services performed by third-party contract research organizations and other vendors who support our clinical trials, and comparator drug purchases, increased $16.3 million and $33.3 million for the three and six months ended June 30, 2019, respectively, as compared to the comparable periods in 2018. The increases in clinical trial costs were primarily due to costs associated with the expanding clinical trial program for cabozantinib that now includes four phase 3 pivotal studies (CheckMate 9ER, COSMIC-311, COSMIC-312 and COSMIC-313), as well as the multi-cohort phase 1b study (COSMIC-021). License and other collaboration costs increased $10.4 million and $9.9 million for the three and six months ended June 30, 2019, respectively, as compared to the comparable periods in 2018, primarily as a result of the collaboration and license agreement we entered into with Iconic in May 2019. Personnel expenses increased $5.4 million and $9.2 million and the allocation of general corporate costs increased $1.4 million and $3.2 million for the three and six months ended June 30, 2019, respectively, as compared to the comparable periods in 2018, primarily due to increases in headcount to support our expanded discovery and development efforts. Stock-based compensation increased $2.2 million and $3.5 million for the three and six months ended June 30, 2019, respectively, as compared to the comparable periods in 2018, primarily due to the increases in headcount, as well as the expense recognition for restricted stock units attributable to research and development that were granted in September 2018 that will vest upon the achievement of specific performance targets (the PSUs).
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expenses:
Development:
Clinical trial costs	$28,369	$12,045	$56,556	$23,240
Personnel expenses	15,526	11,208	29,113	21,867
Consulting and outside services	4,089	3,081	6,801	5,026
Other development costs	3,935	3,945	8,069	7,332
Total development	51,919	30,279	100,539	57,465
Drug discovery:
License and other collaboration costs	14,975	4,341	17,481	7,341
Other drug discovery (1)	6,440	2,949	10,974	5,939
Total drug discovery	21,415	7,290	28,455	13,280
Other (2)	8,598	4,919	16,227	9,500
Total research and development expenses	$81,932	$42,488	$145,221	$80,245
____________________

(1)	Primarily includes personnel expenses, consulting and outside services and laboratory supplies.

(2)	Includes stock-based compensation and the allocation of general corporate costs to research and development.
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
We are focusing our development efforts primarily on cabozantinib to maximize the therapeutic and commercial potential of this compound and, as a result, we expect our near-term research and development expenses to primarily relate to the clinical development of cabozantinib. We expect to continue to incur significant development costs for cabozantinib in future periods as we evaluate its potential in a broad development program comprising over 80 ongoing or planned clinical trials across multiple indications. Notable studies of this program include: CheckMate 9ER and CheckMate 040, each in collaboration with BMS; company-sponsored COSMIC-021 and COSMIC-312, for which Roche is providing atezolizumab free of charge; company-sponsored COSMIC-313, for which BMS is providing nivolumab and ipilimumab free of charge; and company-sponsored COSMIC-311. In addition, post-marketing commitments in connection with the approval of COMETRIQ in progressive, metastatic MTC dictate that we conduct an additional study in that indication.
We are also committed to building our product pipeline by discovering and developing new cancer therapies for patients. In this regard, we are conducting internal drug discovery activities with the goal of identifying new product candidates to advance into clinical trials. We augment these internal drug discovery activities with business development initiatives aimed at identifying and in-licensing promising, early-stage oncology assets and then further develop them utilizing our established clinical development infrastructure. As a result, we expect our Research and development expenses to increase for 2019 as compared to 2018 as we continue to expand the cabozantinib development program and our product pipeline.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Percentage Change - Q2 2019 v. Q2 2018	Six Months Ended June 30,		Percentage Change - Year to Date 2019 v. 2018
	2019	2018		2019	2018
Selling, general and administrative expenses	$58,815	$51,853	13%	$118,953	$105,869	12%
Selling, general and administrative expenses consist primarily of personnel expenses, consulting and outside services, stock-based compensation and marketing costs.
The increases in Selling, general and administrative expenses for the three and six months ended June 30, 2019, as compared to the comparable periods in 2018, were primarily related to increases in stock-based compensation, consulting and outside services, personnel expenses and the expense for the Branded Prescription Drug Fee; those increases were partially offset by a decrease in corporate giving. Stock-based compensation increased $3.6 million and $5.5 million for the three and six months ended June 30, 2019, respectively, as compared to the comparable periods in 2018, primarily due to increases in headcount to support the company’s commercial and research and development organizations as well as the expense recognition for the PSUs. Consulting and outside services increased $1.5 million and $4.8 million for the three and six months ended June 30, 2019, respectively, as compared to the comparable periods in 2018, primarily due to increases in marketing activities in support of the CABOMETYX launch in HCC and continued support of the product in an increasingly competitive RCC market. Personnel expenses increased $2.5 million and $4.6 million for the three and six months ended June 30, 2019, respectively, as compared to the comparable periods in 2018, primarily due to increases in headcount. The expense for the Branded Prescription Drug Fee, which is also included in Selling, general and administrative expenses, increased $1.0 million and $2.4 million for the three and six months ended June 30, 2019, respectively, as compared to the comparable periods in 2018. Corporate giving, consisting predominantly of donations to independent patient support foundations, decreased $2.0 million and $4.8 million for the three and six months ended June 30, 2019, respectively, as compared to the comparable periods in 2018.
We expect our Selling, general and administrative expenses to increase modestly for 2019 as compared to 2018 to support our overall organizational growth.
Other Income (Expense), Net
Other income (expense), net, was as follows (dollars in thousands):

	Three Months Ended June 30,		Percentage Change - Q2 2019 v. Q2 2018	Six Months Ended June 30,		Percentage Change - Year to Date 2019 v. 2018
	2019	2018		2019	2018
Interest income	$6,975	$2,697	159%	$13,062	$4,592	184%
Other, net	803	(72)	n/m	828	97	754%
Total other income (expense), net	$7,778	$2,625	196%	$13,890	$4,689	196%
The increases in Interest income for the three and six months ended June 30, 2019, as compared to the comparable periods in 2018, were the result of both an increase in our investment balances and an increase in the yield earned on those investments.
Provision for Income Taxes
The Provision for income taxes was as follows (dollars in thousands):

	Three Months Ended June 30,		Percentage Change - Q2 2019 v. Q2 2018	Six Months Ended June 30,		Percentage Change - Year to Date 2019 v. 2018
	2019	2018		2019	2018
Provision for income taxes	$20,725	$901	2,200%	$35,621	$3,415	943%
Our effective income tax rates were 20.8% and 18.7% during the three and six months ended June 30, 2019, respectively, as compared to 1.0% and 1.7% for the comparable periods in 2018. The Provision for income taxes relating to our pre-tax income for the three and six months ended June 30, 2018 was largely offset by a valuation allowance against our net operating loss carryforwards and other deferred tax assets. At December 31, 2018, we released substantially all of the remaining valuation allowance against our deferred tax assets, after we determined that it was more likely than not that these deferred tax assets would be realized.
Liquidity and Capital Resources
As of June 30, 2019, we had $1,161.0 million in cash and investments. We anticipate that the aggregate of our current cash and cash equivalents, short-term investments available for operations, product revenues and collaboration revenues will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. The sufficiency of our cash resources depends on numerous assumptions, including assumptions related to product sales and operating expenses, as well as the other factors set forth in “Risk Factors” under the headings “Risks Related to our Capital Requirements, Accounting and Financial Results,” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Our assumptions may prove to be wrong or other factors may adversely affect our sources of cash and, as a result, we may not have the cash resources to fund our operations as currently planned, which would have a material adverse effect on our business.
We expect to continue to spend significant amounts to fund the continued development and commercialization of cabozantinib. In addition, we intend to continue to expand our product pipeline through our internal drug discovery efforts and the execution of strategic transactions that align with our oncology drug expertise. Financing these activities could materially impact our liquidity and capital resources and may require us to incur debt or raise additional funds through the issuance of equity. Furthermore, even if we believe we have sufficient funds for our current and future operating plans, we may choose to incur debt or raise additional funds through the issuance of equity due to market conditions or strategic considerations.
Sources and Uses of Cash
The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$293,321	$146,273
Net cash used in investing activities	$(250,586)	$(91,800)
Net cash provided by financing activities	$12,279	$7,224
Operating Activities
Our operating activities provided cash of $293.3 million for six months ended June 30, 2019, compared to $146.3 million of for the comparable period in 2018.
Cash flows provided by operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash provided by operating activities is derived by adjusting our net income for: non-cash operating items such as share-based compensation charges, 401(k) matching contributions made in common stock, deferred income taxes and depreciation and amortization; and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our Condensed Consolidated Statements of Income.
The most significant factors that contributed to the increase in cash provided by operating activities for the six months ended June 30, 2019, as compared to the comparable period in 2018, was $96.0 million in milestone payments received from Ipsen, Takeda and Daiichi Sankyo, including $60.0 million in payments for milestones that had previously been recognized and were included in Trade receivables, net as of December 31, 2018, and an increase in cash received on sales of our products, reflected in a $93.1 million increase in Net product revenues. Those increases were partially offset by an $81.5 million increase in operating expenses for the six months ended June 30, 2019, as compared to the comparable period in 2018.
Investing Activities
Our investing activities used cash of $250.6 million for the six months ended June 30, 2019, as compared to $91.8 million during the comparable period in 2018.
Cash used in investing activities for the six months ended June 30, 2019 was primarily due to investment purchases of $518.3 million and Property and equipment purchases of $3.5 million, less cash provided by the maturity and sale of investments of $258.8 million and $11.7 million, respectively.
Cash used in investing activities for the six months ended June 30, 2018 was primarily due to investment purchases of $227.0 million and Property and equipment purchases of $15.2 million, less cash provided by the maturity and sale of investments of $139.9 million and $10.2 million, respectively.
Financing Activities
Cash provided by financing activities was $12.3 million for the six months ended June 30, 2019, as compared to $7.2 million during the comparable period in 2018.

Cash provided by financing activities for the six months ended June 30, 2019 was primarily a result of $14.7 million in proceeds from the issuance of common stock under our equity incentive plans, partially offset by $2.4 million of taxes paid related to net share settlements.
Cash provided by financing activities for the six months ended June 30, 2018 was primarily a result of 10.2 million in proceeds from the issuance of common stock under our equity incentive plans, partially offset by $3.0 million of taxes paid related to net share settlements.
Contractual Obligations
Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations from those as of December 31, 2018.
In April 2019, we entered into an amendment to the existing Lease Agreement (the Lease) relating to our corporate headquarters located at 1851, 1801, 1751 and 1601 Harbor Bay Parkway, Alameda, California. See “Note 11. Leases” in our “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the amendment to the Lease.
In May 2019, we entered into an exclusive option and license agreement with Iconic. See “Note 3. Collaborations” in our “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the option and license agreement with Iconic, including a description our preclinical development funding commitment and potential future milestone payments we may be required to make to Iconic.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any material off-balance-sheet arrangements, as defined by applicable SEC regulations.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2019, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019.

Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks at June 30, 2019 have not changed significantly from those described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.
Our exposure to market risk for changes in interest rates relates to our investment portfolio. As of June 30, 2019, an increase in the interest rates of one percentage point would have had a net adverse change in the fair value of interest rate sensitive assets of $6.9 million as compared to $3.4 million as of December 31, 2018.
Our exposure to market risk for changes in currency exchange rates relates to royalty revenues and sales-based milestones we receive from our collaboration agreements are a percentage of the net sales made by those partners from sales made in countries outside the U.S. and are denominated in currencies in which the product is sold, which is predominantly the Euro. For the six months ended June 30, 2019 and the year ended December 31, 2018, an average 10% strengthening of the U.S. dollar relative to the currencies in which these products are sold would have resulted in revenues being reduced by approximately $3.2 million and $3.8 million, respectively.
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
Furthermore, the specific indications for which CABOMETYX is approved are highly competitive. Several novel therapies and combinations of therapies have been approved, are in advanced stages of clinical development or are under expedited regulatory review in these indications, and these other therapies are currently competing or are expected to compete with CABOMETYX. We believe our future success will depend upon our ability to maintain a competitive position with respect to technological advances and the shifting landscape of therapeutic strategy following the advent of ICIs. While we have adapted our cabozantinib development strategy to address the fact that the approach to treating cancer with ICIs in combination with other therapeutic agents has become highly prevalent in indications for which our products are approved, we cannot ensure that our clinical trials will show efficacy in comparison to competing products or product combinations. Moreover, the complexities of such a development strategy have required and may continue to require collaboration with some of our competitors.

We also may face competition from manufacturers of generic versions of our marketed products, and both Congress and the FDA are seeking to promote generic competition, including through proposals focused on drug patenting, importation and provision of drug to generic applicants for testing. Such generic competition often results in very significant decreases in the overall sales or prices at which branded products can be sold.
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

•
state laws and regulations that require drug manufacturers to file reports relating to marketing activities, payments and other remuneration and items of value provided to healthcare professionals and entities, as well as state and local laws requiring the registration of pharmaceutical sales representatives;

•
the Foreign Corrupt Practices Act, a U.S. law which regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals) and its foreign equivalents;

•	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•
state pharmaceutical price and price reporting laws and regulations that require us to provide notice of price increases and/or file complex ancillary reports concerning prices and pricing and discount practices. Laws and regulations in this area, and associated compliance obligations, may increase general and administrative costs, cause volatility in our revenues due to speculative buying practices by purchasers, or diminish our revenues as a result of the imposition of caps on pricing and price increases.
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
Specifically, we may face uncertainties as a result of executive, legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the penalty enforcing the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. The decision has been appealed to the U.S. Court of Appeals for the Fifth Circuit, and the Trump administration filed its brief in support of the decision of the Texas District Court judge on May 1, 2019. While the Texas District Court Judge, as well as the Trump Administration and the Centers for Medicare and Medicaid Services, have stated that the ruling will have no immediate effect pending the appeal, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the PPACA will impact the PPACA. There is no assurance that the PPACA, as currently enacted or as amended in the future, will not have a material adverse impact on our business financial condition and results of operations, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business. The Trump Administration has also indicated an intention to regulate prescription drug pricing, and recent Congressional hearings have brought increased public attention to the costs of prescription drugs. These actions and the uncertainty about the future of the PPACA and healthcare laws may put downward pressure on pharmaceutical pricing and increase our regulatory burdens and operating costs.
There are pending federal and state Congressional proposals that would significantly expand government-provided health insurance coverage, ranging from establishing a single-payer, national health insurance system to more limited buy-in options that would be available to individuals above a certain age. Federal legislation has also been proposed that would authorize states to permit individuals to “buy in” to their state Medicaid programs. At the state level, several states are considering legislation that would allow individuals to “buy in” to the state’s Medicaid program or that would otherwise establish a “public health option,” and the State of Washington recently enacted such legislation (S.B. 5526, effective July 28, 2019), but it has yet to be implemented. If enacted, the pending proposals could have a significant impact on the healthcare industry. At this stage, we cannot predict how future legislation (or enacted legislation that has yet to be implemented) will affect our business. However, such proposals, if enacted, could have the potential to impact access to and sales of our products.
In August 2017, President Trump signed the FDA Reauthorization Act of 2017, which reauthorized the FDA user fee programs for prescription drugs, generic drugs, medical devices, and biosimilars, under which applicants for such products partially pay for the FDA’s pre-market review of their product candidates and pay other specified fees, including yearly program fees in the case of most New Drug Application (NDA)-approved prescription drugs. The legislation includes, inter alia, measures to expedite the development and approval of generic products, where generic competition is lacking even in the absence of exclusivities or listed patents. The FDA has also released a Drug Competition Action Plan, which proposes actions to broaden access to generic drugs and lower consumers’ health care costs by, among other things, improving the efficiency of the generic drug approval process and supporting the development of complex generic drugs, and the FDA has taken steps to implement this plan. Moreover, both Congress and the FDA are considering various legislative and regulatory proposals focused on drug competition, including legislation focused on drug patenting, importation, and provision of drug to generic applicants for testing. While we cannot currently predict the specific outcome or impact on our business of such regulatory actions or legislation, they do have the potential to facilitate the development and future approval of generic versions of our products or otherwise limit or reduce the term for our market exclusivity, which could result in very significant decreases in the overall sales or prices of our marketed products and materially harm our business and financial condition.
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
Pricing for, and patient access to, pharmaceutical products has come under increasing attention and scrutiny by governments, legislative bodies and enforcement agencies. These activities may result in actions that have the effect of reducing our revenue or harming our business or reputation.
There have been several recent U.S. Congressional inquiries, hearings and proposed and enacted federal legislation designed to, among other things: reduce the prices of drugs and make them more accessible and affordable for patients; reform the structure and financing of public health insurance pharmaceutical benefits, most importantly, Medicare and Medicaid; facilitate value-based arrangements between manufacturers and payers; bring more transparency to drug pricing rationale and methodologies; and expedite the development and approval of generic drugs and biosimilars. Also, the Trump Administration’s budget proposal for fiscal year 2020 contains drug pricing and price control measures that could be enacted during the 2020 appropriations process. It is entirely unclear what, if any, legislative, regulatory and/or administrative measures that impact pharmaceuticals will eventually be implemented; however, both Congress, on a bipartisan basis, and the Trump Administration have indicated that they will continue to seek reforms in this area. We cannot know the final form of any such reforms or how they could affect our business.
In connection with its evaluation of proposals concerning the pricing of, and access to, pharmaceutical products, many companies in our industry have received governmental requests for documents and information relating to drug pricing and patient support programs. Requests take various forms, including through a Congressional inquiry (e.g., from the U.S. Senate Finance Committee) or a subpoena from the U.S. Department of Justice. We could receive a similar request, which would require us to incur significant expense and result in distraction for our management team. Additionally, to the extent there are findings, or even allegations, of improper conduct on the part of the company, these findings could further harm our business, reputation and/or prospects. It is possible that these inquiries could result in: negative publicity or other negative actions that could harm our reputation; changes in our product pricing and distribution strategies; reduced demand for our approved products; and/or reduced reimbursement of our approved products, including by federal health care programs such as Medicare and Medicaid as well as state health care programs.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing, including the National Medicaid Pooling Initiative. With respect to drug pricing transparency, for example, in October 2017, Jerry Brown, the Governor of California at the time, signed SB-17, which requires, among other provisions, pharmaceutical manufacturers to provide notice of price increases above a defined threshold to certain purchasers and related reports to the government. SB-17 is currently subject to challenge, but in the meantime, manufacturers must comply with its requirements. It is possible that laws such as SB-17 will encourage federal and state healthcare programs to reduce the amount of reimbursements they provide for prescription drugs, and any reduction in reimbursement from these government healthcare programs may result in a similar reduction in payments from private payers. We also believe that pricing transparency requirements, such as the requirement for us, in certain circumstances, to provide lengthy notices of price increases to purchasers, may influence customer ordering patterns for CABOMETYX and COMETRIQ, and that this, in turn, may increase the volatility of our revenues as a reflection of changes in inventory volumes. Therefore, the implementation of these cost-containment measures or other healthcare reforms may result in fluctuations in our results of operations and limit our ability to generate product revenue or commercialize our current products and/or those for which we may receive regulatory approval in the future.
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
To help patients afford our products, we have a patient assistance program and also occasionally make donations to independent charitable foundations that help financially needy patients. These types of programs designed to assist patients with affording pharmaceuticals have become the subject of scrutiny. In recent years, some pharmaceutical manufacturers were named in class action lawsuits challenging the legality of their patient assistance programs and support of independent charitable patient support foundations under a variety of federal and state laws. Our patient assistance program and support of independent charitable foundations could become the target of similar litigation. Though not affecting CABOMETYX, at least one insurer also has directed its network pharmacies to no longer accept manufacturer co-payment coupons for certain specialty drugs the insurer identified. In addition, certain state and federal enforcement authorities and members of Congress have initiated inquiries about co-pay assistance programs. Some state legislatures have also been considering proposals that would restrict or ban co-pay coupons.
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

We are subject to laws and government regulations relating to privacy and data protection that have required us to modify certain of our policies and procedures with respect to the collection and processing of personal data, and future laws and regulations may cause us to incur additional expenses or otherwise limit our ability to collect and process personal data. Failure to maintain compliance with these regulations could jeopardize certain business transactions and create additional liabilities for us.
The legislative and regulatory landscape for privacy and data protection in the U.S. continues to evolve, and there has been an increasing focus on privacy and data protection, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws governing the collection, use and disclosure of personal information. For example, in June 2018, Jerry Brown, the Governor of California at the time, signed into law the California Consumer Privacy Act of 2018 (CCPA), subsequently amended in September 2018, which goes into operation on January 1, 2020 and will give California residents expanded privacy rights and protections and will provide for civil penalties for violations and statutory damages under a private right of action for data breaches. There are similar legislative proposals being advanced in other states, and Congress is also considering federal privacy legislation. In addition, most healthcare providers who are expected to prescribe our products, and from whom we obtain patient health information, are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, we could be subject to criminal penalties if we knowingly encourage a HIPAA-covered entity (or its business associate) to use or disclose individually identifiable health information in a manner not authorized or permitted by HIPAA. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. For example, the EU General Data Protection Regulation 2016/679 (GDPR), which became enforceable on May 25, 2018, regulates the processing of personal data of individuals within the EU, even if, under certain circumstances, that processing occurs outside the EU, and also restricts transfers of such data to countries outside of the EU, including the United States. Switzerland is updating the Swiss Data Protection Act, and updates to data protection laws in other countries may occur in due course. In connection with these new laws, in particular the CCPA and GDPR, we have modified or are reviewing certain of our policies and procedures with respect to the collection and processing of personal data. We will continue to review all future privacy and other regulations implemented pursuant to the CCPA, GDPR and other applicable laws to assess whether additional procedural safeguards are warranted, which may cause us to incur additional expenses or otherwise limit our ability to collect and process personal data. Failure to provide adequate privacy or data security protections or maintain compliance with these laws and regulations could jeopardize certain domestic and cross-border business transactions and create additional liabilities for us, including the imposition of sanctions or other penalties, litigation or an increase in our cost of doing business.
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
Although we reported net income of $154.8 million and $690.1 million for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively, we may not be able to maintain or increase profitability on a quarterly or annual basis, and we are unable to predict the extent of long-range future profits or losses. The amount of our net profits or losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the U.S.; achievement of clinical, regulatory and commercial milestones, if any, under our collaboration agreements with Ipsen and Takeda; the amount of royalties from sales of CABOMETYX and COMETRIQ outside of the U.S. under our collaboration agreements with Ipsen and Takeda; other collaboration revenues; and the level of our expenses, including development and commercialization activities for cabozantinib and any pipeline expansion efforts. We expect to continue to spend significant additional amounts to fund the continued development of cabozantinib for additional indications and the commercialization of our approved products. In addition, we intend to continue to expand our product pipeline through our internal drug discovery efforts and the execution of strategic transactions that align with our oncology drug development expertise, which efforts could involve substantial costs. To offset these costs, we will need to generate substantial revenues. If these costs exceed our expectations, or we fail to achieve anticipated revenue targets, the market value of our common stock may decline.
If additional capital is not available to us when we need it, we may be unable to expand our product offerings and maintain business growth.
As of June 30, 2019, we had $1,161.0 million in cash and investments as compared to $851.6 million as of December 31, 2018. Our business operations grew substantially during 2018 the first six months of 2019. In order to maintain business growth, we plan to continue to execute on our U.S. commercialization plans for CABOMETYX, while reinvesting in our product pipeline through the continued development of cabozantinib and our other product candidates, internal discovery activities and the execution of strategic transactions. Our ability to achieve these business objectives will depend on many factors including but not limited to:

•	the commercial success of both CABOMETYX and COMETRIQ and the revenues we generate from those approved products;

•	costs associated with maintaining our expanded sales, marketing, market access, medical affairs and product distribution capabilities for CABOMETYX and COMETRIQ;

•	the achievement of stated regulatory and commercial milestones and royalties paid under our collaboration agreements with Ipsen and Takeda;

•	the commercial success of and revenues generated by products marketed under our collaboration and license agreements;

•	future clinical trial results;

•	the level of our investments in the expansion of our pipeline through internal drug discovery and business development activities;

•	our ability to control costs;

•	the number and size of clinical trials we conduct and the cost of drug supply for such clinical trials evaluating our products with other therapeutic agents;

•	trends and developments in the pricing of oncologic therapeutics in the U.S. and abroad, especially in the EU;

•	scientific developments in the market for oncologic therapeutics and the timing of regulatory approvals for competing oncologic therapies; and

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights.
Our commitment of cash resources to CABOMETYX and the reinvestment in our product pipeline through the continued development of cabozantinib and increasing internal drug discovery activities, as well as through the execution of strategic transactions, could require us to obtain additional capital. We may seek such additional capital through some or all of the following methods: corporate collaborations; licensing arrangements; and public or private debt or equity financings. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. Disruptions in the U.S. and global financial markets, including any disruptions resulting from government shutdowns, the uncertainty surrounding the date and the terms of the pending Brexit, rising interest rate environments, increased or changed tariffs and trade restrictions or otherwise, may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Economic and capital markets conditions have been, and continue to be, volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business.  Accordingly, we do not know whether additional capital will be available when needed, or that, if available, we will obtain additional capital on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be unable to expand our product offerings and maintain business growth, which could have a material adverse impact on our business, financial condition and results of operations.
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
The 2017 comprehensive tax reform bill could have a material adverse impact on our business, financial condition and results of operations.
The Tax Cuts and Jobs Act could be amended or subject to technical correction, which could change the financial impacts that were recorded at December 31, 2018 and June 30, 2019, or are expected to be recorded in future periods. Additionally, further guidance may be forthcoming from the FASB and SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts, possibly with retroactive effect.
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
Brexit has created significant uncertainty concerning the terms of the UK withdrawal from the EU and the future relationship between the UK and the EU. On April 11, 2019, the European Council agreed at its Special Meeting to extend the UK’s departure date to October 31, 2019. It is possible the UK could withdraw from the EU prior to October 31, 2019 pursuant to agreed terms for a transition period; however, both the EU and the UK are preparing for a “no deal” scenario in which the UK will leave the EU as a “third country” without the benefit of any transition arrangements. In addition, the resignation of Theresa May and election of Boris Johnson as UK Prime Minister has further increased this uncertainty, since the UK’s future position on Brexit will depend significantly upon the policies and political decisions of the incoming administration under the new premiership, and Prime Minister Johnson has emphasized a commitment to complete the UK’s departure by October 31, 2019, with or without any transition agreements in place.
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
Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the UK from the EU would have, and how such withdrawal would affect us. For example, we rely on third-party contract manufacturing organization facilities located in the UK, responsible for packaging, labeling, storing and subsequently distributing supplies of our product to the EU. Any tariffs, differing regulatory requirements and other restrictions on the free movement of goods between the UK and the EU that result from Brexit may have an adverse impact on this part of our supply chain. Trade restrictions, changes to the regulatory approval or drug cost reimbursement systems, and additional administrative costs may impede the ability of our collaborator Ipsen to market our products in Europe. Furthermore, the announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations, and the pending withdrawal of the UK from the EU may also adversely affect European and global economic and market conditions, which may cause third-party payers, including governmental organizations, to closely monitor their costs and reduce their spending budgets, and which could contribute to instability in the global financial and foreign exchange markets. Any of these effects of Brexit could have a material adverse impact on our business, financial condition and results of operations.
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
We do not have the ability to conduct clinical trials for cabozantinib or for new potential product candidates independently, including our post-marketing commitments in connection with the approval of COMETRIQ in progressive, metastatic MTC, so we rely on independent third parties for the performance of these trials, such as the U.S. federal government (including NCI-CTEP, a department of the National Institutes of Health, with whom we have our CRADA), third-party contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, or if the third parties must be replaced or if the quality or accuracy of the data they generate or provide is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or commercialize cabozantinib or other product candidates beyond currently approved indications. In addition, due to the complexity of our research initiatives, we may be unable to engage with third-party contract research organizations that have the necessary experience and sophistication to further our internal drug discovery efforts, which would impede our ability to identify, develop and commercialize our potential product candidates.
We lack internal manufacturing capabilities necessary for us to produce our products for clinical development or for commercial sale and rely on third parties to do so, which subjects us to various risks.
We do not own or operate manufacturing facilities, distribution facilities or resources for clinical or commercial production and distribution of our products. Instead, we have multiple contractual agreements in place with third-party contract manufacturing organizations that, on our behalf, manufacture clinical and commercial supplies of CABOMETYX and COMETRIQ. As our operations continue to expand through our clinical development and commercial progress, we are appropriately expanding our supply chain by entering into new agreements with additional third-party contract manufacturers and suppliers. This will continue for the foreseeable future for all of our product candidates, as well as our current and future commercial products.
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
In the ordinary course of our business, we collect, maintain and transmit sensitive data on our networks and systems, including our intellectual property and proprietary or confidential business information (such as research data and personal information) and confidential information with respect to our customers, clinical trial patients and our business partners. We have also outsourced significant elements of our information technology infrastructure to third parties and, as a result, such third parties may or could have access to our confidential information. The secure maintenance of this information is critical to our business and reputation, and while we have enhanced and are continuing to enhance our cyber-security efforts commensurate with the growth and complexity of our business, our systems and those of third-party service providers may be vulnerable to a cyber-attack. In addition, we are heavily dependent on the functioning of our information technology infrastructure to carry out our business processes, such as external and internal communications or access to clinical data and other key business information. Accordingly, both inadvertent disruptions to this infrastructure and cyber-attacks could cause us to incur significant remediation or litigation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources.
Numerous companies have been subject to a wide variety of security incidents, cyber-attacks (including through use of ransomware) and other attempts to gain unauthorized access or otherwise compromise information technology systems. In fact, although the aggregate impact of cyber-attacks on our operations and financial condition has not been material to date, we have frequently been the target of threats of this nature and expect them to continue. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack, and such threats can also vary in motive (including corporate espionage). Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber-attacks continue to become more prevalent and much harder to detect and defend against. Our network and storage applications and those of our contract manufacturing organizations, contract research organizations or vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose our sensitive business information (or sensitive business information of our collaboration partners, which may lead to significant liability for us). A data security breach could also lead to public exposure of personal information of our clinical trial patients, employees or others. Any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation and business, compel us to comply with federal and/or state breach notification laws and foreign law equivalents (including the GDPR), subject us to investigations and mandatory corrective action, or otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could disrupt our business, result in increased costs or loss of revenue, and/or result in significant financial exposure. Furthermore, the costs of maintaining or upgrading our cyber-security systems at the level necessary to keep up with our expanding operations and prevent against potential attacks are increasing, and despite our best efforts, our network security and data recovery measures and those of our vendors may still not be adequate to protect against such security breaches and disruptions, which could cause material harm to our business, financial condition and results of operations.
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
We are highly dependent upon the principal members of our management, as well as clinical, commercial and scientific staff, the loss of whose services might adversely impact the achievement of our objectives. Also, we may not have sufficient personnel to execute our business plans. Retaining and, where necessary, recruiting qualified clinical, commercial and scientific personnel will be critical to support activities related to advancing the development program for cabozantinib and our other compounds, successfully executing upon our commercialization plan for cabozantinib and our internal proprietary research and development efforts. Competition is intense for experienced clinical, commercial, scientific and pharmaceutical operations personnel, and we may be unable to retain or recruit such personnel with the expertise or experience necessary to allow us to successfully develop and commercialize our products. Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.
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
Any break-in or trespass at our facilities that results in the misappropriation, theft, sabotage or any other type of security breach with respect to our proprietary and confidential information, including research or clinical data, or that results in damage to our research and development equipment and assets, or that results in physical or psychological harm to any of our employees, could subject us to liability or otherwise have a material adverse impact on our business, financial condition and results of operations.
Risks Related to Environmental and Product Liability
We use hazardous chemicals and biological materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.
Our research and development processes involve the controlled use of hazardous materials, including chemicals and biological materials. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge, or any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. We may face liability for any injury or contamination that results from our use or the use by third parties of these materials, and such liability may exceed our insurance coverage and our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and production efforts.
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

•	costs associated with maintaining our sales, marketing, market access, medical affairs and product distribution capabilities for CABOMETYX and COMETRIQ;

•	the progress and scope of other development and commercialization activities for cabozantinib and our other compounds;

•	future clinical trial results;

•	our future investments in the expansion of our pipeline through internal drug discovery and business development activities;

•	the inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;

•	recognition of upfront licensing or other fees or revenues;

•	payments of non-refundable upfront or licensing fees, or payment for cost-sharing expenses, to third parties;

•	the introduction of new technologies or products by our competitors;

•	the timing and willingness of collaborators to further develop or, if approved, commercialize our product candidates out-licensed to them;

•	the termination or non-renewal of existing collaborations or third-party vendor relationships;

•	regulatory actions with respect to our product candidates and any approved products or our competitors’ products;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	the timing and amount of expenses incurred for clinical development and manufacturing of cabozantinib;

•	adjustments to expenses accrued in prior periods based on management’s estimates after the actual level of activity relating to such expenses becomes more certain;

•	the impairment of acquired goodwill and other assets;

•	significant fluctuations in interest rates or foreign currency exchange rates;

•	general and industry-specific economic conditions that may affect our or our collaborators’ research and development expenditures; and

•	other factors described in this “Risk Factors” section.
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
Due to the possibility of such fluctuations in our revenues and expenses, we believe that quarter-over-quarter comparisons of our operating results are not a good indication of our future performance. As a result, in some future quarters, our operating results may not meet the expectations of securities analysts and investors, which could result in a decline in the price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Certificate of Change of Registered Agent and/or Registered Office of Exelixis, Inc.	8-K	000-30235	3.1	10/15/2014
3.5	Certificate of Ownership and Merger Merging X-Ceptor Therapeutics, Inc. with and into Exelixis, Inc.	8-K	000-30235	3.2	10/15/2014
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/23/2019
3.7	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.2	5/23/2019
4.1	Specimen Common Stock Certificate	S-1, as amended	333-96335	4.1	4/7/2000

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.1	Third Amendment dated April 1, 2019, to Lease Agreement dated May 2, 2017, between Ascentris 105, LLC and Exelixis Inc.	8-K	000-30235	10.1	4/5/2019
10.2*	Second Amendment dated May 17, 2019, to the Supply Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS					X
10.3*	Second Amendment dated May 17, 2019, to the Collaboration and License Agreement dated January 30, 2017, by and between Exelixis, Inc. and Takeda Pharmaceutical Company Limited					X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Portions of this exhibit have been omitted as being immaterial and would be competitively harmful if publicly disclosed.
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

EXELIXIS, INC.

July 31, 2019	By:	/s/ CHRISTOPHER J. SENNER
Date		Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)