Form 10-Q
period 2019-09-27
EXELIXIS, INC.
filed 2019-10-30
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☒
As of October 21, 2019, there were 303,846,306 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2019	December 31, 2018*
ASSETS
Current assets:
Cash and cash equivalents	$242,317	$314,775
Short-term investments	518,350	378,559
Trade receivables, net	169,788	162,771
Other receivables	13,801	16,056
Inventory, net	13,366	9,838
Prepaid expenses and other current assets	14,490	15,017
Total current assets	972,112	897,016
Long-term investments	486,763	157,187
Long-term restricted cash and investments	1,000	1,100
Property and equipment, net	49,467	50,897
Operating lease right-of-use assets	17,735	5,867
Deferred tax assets, net	186,836	244,111
Goodwill	63,684	63,684
Other long-term assets	7,268	2,424
Total assets	$1,784,865	$1,422,286
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,352	$10,901
Accrued compensation and benefits	31,713	32,142
Accrued clinical trial liabilities	30,330	18,231
Rebates and fees due to customers	16,782	14,954
Accrued collaboration liabilities	7,973	7,419
Other current liabilities	45,919	21,825
Total current liabilities	141,069	105,472
Long-term portion of lease liabilities	23,705	12,178
Long-term portion of deferred revenue	15,399	15,897
Other long-term liabilities	975	1,286
Total liabilities	181,148	134,833
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000,000 shares authorized; issued and outstanding: 303,776,032 and 299,876,080 at September 30, 2019 and December 31, 2018, respectively	304	300
Additional paid-in capital	2,228,839	2,168,217
Accumulated other comprehensive income (loss)	2,668	(701)
Accumulated deficit	(628,094)	(880,363)
Total stockholders’ equity	1,603,717	1,287,453
Total liabilities and stockholders’ equity	$1,784,865	$1,422,286

*	The Condensed Consolidated Balance Sheet as of December 31, 2018 has been derived from the audited financial statements as of that date.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Net product revenues	$191,768	$162,946	$565,024	$443,054
Collaboration revenue	79,935	62,451	162,441	182,170
Total revenues	271,703	225,397	727,465	625,224
Operating expenses:
Cost of goods sold	7,537	7,360	22,577	18,996
Research and development	97,295	44,741	242,516	124,986
Selling, general and administrative	51,265	48,120	170,218	153,989
Total operating expenses	156,097	100,221	435,311	297,971
Income from operations	115,606	125,176	292,154	327,253
Other income (expense), net:
Interest income	7,191	3,507	20,253	8,099
Other, net	(140)	271	688	368
Total other income (expense), net:	7,051	3,778	20,941	8,467
Income before income taxes	122,657	128,954	313,095	335,720
Provision for income taxes	(25,205)	(2,324)	(60,826)	(5,739)
Net income	$97,452	$126,630	$252,269	$329,981
Net income per share, basic	$0.32	$0.42	$0.84	$1.11
Net income per share, diluted	$0.31	$0.41	$0.80	$1.05
Shares used in computing net income per share, basic	303,268	298,416	301,999	297,700
Shares used in computing net income per share, diluted	315,453	312,346	315,046	313,200
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$97,452	$126,630	$252,269	$329,981
Other comprehensive income (loss):
Net unrealized gains or losses on available-for-sale securities, net of tax impact of $129, $0, $936 and $0, respectively (1)	461	218	3,369	(166)
Total other comprehensive income (loss)	461	218	3,369	(166)
Comprehensive income	$97,913	$126,848	$255,638	$329,815
____________________

(1)	Reclassification adjustments to net income resulting from realized gains or losses on the sale of securities and the related tax impact were nominal or zero during the periods presented.
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2019	302,784,854	$303	$2,211,668	$2,207	$(725,546)	$1,488,632
Net income	—	—	—	—	97,452	97,452
Other comprehensive income	—	—	—	461	—	461
Issuance of common stock under equity incentive and stock purchase plans	991,178	1	4,032	—	—	4,033
Stock-based compensation	—	—	13,139	—	—	13,139
Balance at September 30, 2019	303,776,032	$304	$2,228,839	$2,668	$(628,094)	$1,603,717

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2018	297,892,180	$298	$2,142,717	$(731)	$(1,367,082)	$775,202
Net income	—	—	—	—	126,630	126,630
Other comprehensive income	—	—	—	218	—	218
Issuance of common stock under equity incentive and stock purchase plans	989,704	1	4,173	—	—	4,174
Stock-based compensation	—	—	9,742	—	—	9,742
Balance at September 30, 2018	298,881,884	$299	$2,156,632	$(513)	$(1,240,452)	$915,966
Continued on next page
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - continued
(in thousands, except share data)
(unaudited)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	299,876,080	$300	$2,168,217	$(701)	$(880,363)	$1,287,453
Net income	—	—	—	—	252,269	252,269
Other comprehensive income	—	—	—	3,369	—	3,369
Issuance of common stock under equity incentive and stock purchase plans	3,899,952	4	19,875	—	—	19,879
Stock-based compensation	—	—	40,747	—	—	40,747
Balance at September 30, 2019	303,776,032	$304	$2,228,839	$2,668	$(628,094)	$1,603,717

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	296,209,426	$296	$2,114,184	$(347)	$(1,829,172)	$284,961
Adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606)	—	—	—	—	258,505	258,505
Adoption of ASU No. 2016-02, Leases (Topic 842)	—	—	—	—	234	234
Net income	—	—	—	—	329,981	329,981
Other comprehensive loss	—	—	—	(166)	—	(166)
Issuance of common stock under equity incentive and stock purchase plans	2,672,458	3	14,118	—	—	14,121
Stock-based compensation	—	—	28,330	—	—	28,330
Balance at September 30, 2018	298,881,884	$299	$2,156,632	$(513)	$(1,240,452)	$915,966

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Net income	$252,269	$329,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,088	2,876
Stock-based compensation	40,747	28,330
401(k) matching contributions made in common stock	4,079	3,232
Amortization and other changes in right-of-use assets	(6,367)	2,732
Deferred income taxes	56,339	—
Gain on other equity investments	(730)	(209)
Accretion of investments, net and other	(3,970)	(1,423)
Changes in operating assets and liabilities:
Trade receivables, net	(7,017)	(12,707)
Other receivables	2,469	(2,938)
Inventory, net	(3,528)	(3,776)
Current portion of unbilled collaboration revenue	(2,640)	(32,673)
Prepaid expenses and other current assets	527	(3,529)
Other long-term assets	(6,294)	(542)
Accounts payable	(2,708)	(1,248)
Accrued compensation and benefits	(429)	6,210
Accrued clinical trial liabilities	12,099	(891)
Rebates and fees due customers	1,828	4,124
Accrued collaboration liability	554	(577)
Current and long-term deferred revenue	3,592	(1,548)
Long-term portion of lease liabilities	6,087	(974)
Other current and long-term liabilities	15,940	(3,321)
Net cash provided by operating activities	368,935	311,129
Cash flows from investing activities:
Purchases of property and equipment	(5,575)	(30,403)
Proceeds from sale of property and equipment	—	308
Purchases of investments	(887,698)	(368,304)
Proceeds from maturities of investments	422,419	231,204
Proceeds from sale of investments	13,078	11,935
Proceeds from other equity investments	730	209
Net cash used in investing activities	(457,046)	(155,051)
Cash flows from financing activities:
Proceeds from exercise of stock options	14,811	10,390
Proceeds from employee stock purchase plan	4,145	3,650
Taxes paid related to net share settlement of equity awards	(3,369)	(3,205)
Principal payments on financing lease obligation	(34)	—
Net cash provided by financing activities	15,553	10,835
Net (decrease) increase in cash, cash equivalents and restricted cash	(72,558)	166,913
Cash, cash equivalents and restricted cash at beginning of period	315,875	188,314
Cash, cash equivalents and restricted cash at end of period	$243,317	$355,227
Continued on next page

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental cash flow disclosure:
Right-of-use assets obtained in exchange for lease obligations (1)	$12,944	$17,180
Unpaid liabilities incurred to acquire Property and equipment	$159	$1,281
Unpaid liabilities incurred to acquire investments	$8,961	$—
____________________

(1)
Amounts for the nine months ended September 30, 2019 include receipt of a tenant incentive payment and an amendment to our existing lease for office and research space. Amounts for the nine months ended September 30, 2018 include the transition adjustment for the adoption of Topic 842.

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
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2019, which is a 53-week fiscal year, will end on January 3, 2020 and fiscal year 2018, which was a 52-week fiscal year, ended on December 28, 2018. For convenience, references in this report as of and for the fiscal periods ended September 27, 2019, June 28, 2019, September 28, 2018 and June 29, 2018, and as of and for the fiscal years ending January 3, 2020, and ended December 28, 2018 and December 29, 2017, are indicated as being as of and for the periods ended September 30, 2019, June 30, 2019, September 30, 2018 and June 30, 2018 and the years ending December 31, 2019, and ended December 31, 2018 and December 31, 2017, respectively. Similarly, references in this report to the first day of the fiscal year ended January 3, 2020 are indicated as being as of January 1, 2019 and the first day of the fiscal quarter ended September 27, 2019 are indicated as being as of July 1, 2019.
Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any future period. The accompanying Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the SEC on February 22, 2019.
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
Recently Adopted Accounting Pronouncements
On July 1, 2019, we adopted ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15). ASU 2018-15 requires a customer in a hosting arrangement that is a service contract to follow the guidance in Accounting Standards Codification (ASC) Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense and requires us to expense the capitalized implementation costs over the term of the hosting arrangement, which includes reasonably certain renewals. ASU 2018-15 was adopted using the prospective transition method in the accompanying Condensed Consolidated Financial Statements. The adoption of ASU 2018-15 did not have a material impact on our Condensed Consolidated Financial Statements.
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the counterparty is a customer for a distinct good or service (i.e. a unit of account). For units of account that are in the scope of Topic 606, all of the guidance in Topic 606 should be applied, including the guidance on recognition, measurement, presentation and disclosure. ASU 2018-18 also adds a reference in ASC Topic 808, Collaborative Arrangements (Topic 808) to the unit of account guidance in Topic 606 and requires that it be applied only to assess whether transactions in a collaborative arrangement are in the scope of Topic 606. ASU 2018-18 will preclude entities from presenting amounts related to transactions with a counterparty in a collaborative arrangement that is not a customer as revenue from contracts with customers. ASU 2018-18 is effective for us for all interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. We are in the process of assessing the impact of ASU 2018-18 on our Condensed Consolidated Financial Statements.

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
NOTE 2. REVENUES
Revenues by disaggregated category were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product revenues:
Gross product revenues	$239,916	$193,356	$704,084	$525,438
Discounts and allowances	(48,148)	(30,410)	(139,060)	(82,384)
Net product revenues	191,768	162,946	565,024	443,054
Collaboration revenues:
License revenues (1)	68,035	51,323	128,937	152,261
Research and development services revenues (2)	12,988	10,560	35,814	27,464
Other collaboration revenues (3)	(1,088)	568	(2,310)	2,445
Total collaboration revenues	79,935	62,451	162,441	182,170
Total revenues	$271,703	$225,397	$727,465	$625,224
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

(3)
Other collaboration revenues included the profit on the U.S. commercialization of COTELLIC from Genentech and revenues on product supply services provided to Ipsen and Takeda Pharmaceutical Company Ltd. (Takeda), which were offset by the 3% royalty we are required to pay GlaxoSmithKline (GSK) on the net sales by Ipsen of any product incorporating cabozantinib.

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

Net product revenues disaggregated by product were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
CABOMETYX	$187,410	$158,262	$552,315	$428,317
COMETRIQ	4,358	4,684	12,709	14,737
Net product revenues	$191,768	$162,946	$565,024	$443,054

Total revenues disaggregated by significant customer were as follows (dollars in thousands):

	Three Months Ended September 30,
	2019		2018
	Dollars	Percent of Total	Dollars	Percent of Total
Ipsen	$76,016	28%	$57,186	25%
Caremark L.L.C.	35,703	13%	30,707	14%
Affiliates of McKesson Corporation	31,901	12%	26,597	12%
Affiliates of AmerisourceBergen Corporation	25,235	9%	17,232	8%
Others, individually less than 10% of Total revenues for all periods presented	102,848	38%	93,675	41%
Total revenues	$271,703	100%	$225,397	100%

	Nine Months Ended September 30,
	2019		2018
	Dollars	Percent of Total	Dollars	Percent of Total
Ipsen	$120,133	17%	$145,038	23%
Caremark L.L.C.	105,638	15%	83,516	13%
Affiliates of McKesson Corporation	88,496	12%	71,249	11%
Affiliates of AmerisourceBergen Corporation	70,503	10%	49,995	8%
Others, individually less than 10% of Total revenues for all periods presented	342,695	46%	275,426	45%
Total revenues	$727,465	100%	$625,224	100%

Total revenues disaggregated by geographic region were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
U.S.	$194,484	$166,270	$572,957	$453,342
Europe	76,017	57,186	120,134	145,038
Japan	1,202	1,941	34,374	26,844
Total revenues	$271,703	$225,397	$727,465	$625,224

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

Product Sales Discounts and Allowances
The activities and ending reserve balances for each significant category of discounts and allowances (which constitute variable consideration) were as follows (in thousands):

	Chargebacks and Discounts for Prompt Payment	Other Customer Credits/Fees and Co-pay Assistance	Rebates	Total
Balance at December 31, 2018	$2,322	$3,038	$11,916	$17,276
Provision related to sales made in:
Current period	92,769	11,190	35,422	139,381
Prior periods	(130)	(106)	(85)	(321)
Payments and customer credits issued	(92,317)	(11,466)	(33,127)	(136,910)
Balance at September 30, 2019	$2,644	$2,656	$14,126	$19,426

Chargebacks and discounts for prompt payment are recorded as a reduction of trade receivables and the remaining reserve balances are classified as Other current liabilities in the accompanying Condensed Consolidated Balance Sheets.
Contract Assets and Liabilities
We receive payments from our licensees based on billing schedules established in each contract. Amounts are recorded as accounts receivable when our right to consideration is unconditional. We may also recognize revenue in advance of the contractual billing schedule and such amounts are recorded as unbilled collaboration revenue when recognized. Unbilled collaboration revenue was zero as of both September 30, 2019 and December 31, 2018. Upfront and milestone payments may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements and are recorded as deferred revenue upon receipt or when due. Deferred revenue was $15.4 million and $15.9 million as of September 30, 2019 and December 31, 2018, respectively. The amount of revenues recognized during the nine months ended September 30, 2019 and 2018 that were included in the beginning deferred revenue balance as of December 31, 2018 and December 31, 2017 was $2.7 million and $6.1 million, respectively
During the three and nine months ended September 30, 2019, we recognized $67.7 million and $129.0 million, respectively, in revenues under Topic 606 for performance obligations satisfied in previous periods as compared to $48.2 million and $151.8 million during the same periods in 2018. Such revenues primarily related to milestone and royalty payments allocated to our license performance obligations of our collaborations with Ipsen, Takeda and Daiichi Sankyo.
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
Under these collaborations, we are generally entitled to receive milestone and royalty payments, and for certain collaborations, payments for product supply services, development cost reimbursements, and/or profit-sharing payments. See “Note 2. Revenues” for information on collaboration revenues recognized during the three and nine months ended September 30, 2019 and 2018.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Ipsen collaboration revenues	$76,016	$57,186	$120,133	$145,038

As of September 30, 2019, $47.1 million of the transaction price allocated to our research and development services performance obligation had not been satisfied. As of September 30, 2019, the net contract liability for the collaboration agreement with Ipsen was $7.2 million which was included in the Long-term portion of deferred revenue in the accompanying Condensed Consolidated Balance Sheets.
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
Collaboration revenues under the collaboration agreement with Takeda were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Takeda collaboration revenues	$1,187	$1,940	$14,245	$6,843

As of September 30, 2019, $18.7 million of the transaction price allocated to our research and development services performance obligation had not been satisfied. As of September 30, 2019, the net contract liability for the collaboration agreement with Takeda was $8.2 million which was included in the Long-term portion of deferred revenue in the accompanying Condensed Consolidated Balance Sheets.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Profits on U.S. commercialization	$1,102	$1,935	$3,507	$6,004
Royalty revenues on ex-U.S. sales	$1,614	$1,390	$4,426	$4,285

Daiichi Sankyo
In March 2006, we entered into a collaboration agreement with Daiichi Sankyo pursuant to which we granted to Daiichi Sankyo an exclusive, worldwide license to certain intellectual property primarily relating to compounds that modulate MR, including esaxerenone, an oral, non-steroidal, selective MR antagonist. Daiichi Sankyo was responsible for all further preclinical and clinical development, regulatory, manufacturing and commercialization activities for the compounds.
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
Collaboration revenues under the collaboration agreement with Daiichi Sankyo were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Daiichi Sankyo collaboration revenues	$20,130	$20,000

Such collaboration revenues were nominal or zero for the three months ended September 30, 2019 and 2018.
Iconic Therapeutics, Inc. (Iconic) Collaboration
In May 2019, we entered into an exclusive option and license agreement with Iconic. Under the terms of the agreement, we gained an exclusive option to license ICON-2, Iconic’s lead oncology antibody-drug conjugate program, in exchange for an upfront payment to Iconic of $7.5 million and a commitment for preclinical development funding. As of September 30, 2019, we accrued $6.6 million for the preclinical development funding commitment. Both the upfront payment and the accrual for the preclinical development funding commitment were included in Research and development expenses in the accompanying Condensed Consolidated Statements of Income.
If we exercise the option, we would be required to make an option exercise fee payment of $20.0 million to Iconic, we would assume responsibilities for all subsequent clinical development and commercialization activities, and Iconic would become eligible for up to $190.6 million in potential development, regulatory and first-sale milestone payments, $262.5 million in potential commercial milestone payments, as well as royalties on potential sales.
Aurigene Discovery Technologies Limited (Aurigene) Collaboration
In July 2019, we entered into an exclusive collaboration, option and license agreement with Aurigene, and India-based biotechnology company focused on oncology and inflammatory disorders, to in-license as many as six programs. Under the terms of the agreement, we made an upfront payment of $10.0 million for exclusive options to license three preexisting programs. In addition, we and Aurigene selected three additional Aurigene-led drug discovery programs on mutually agreed upon targets, in exchange for additional option payments totaling $7.5 million. We are also responsible for up to $32.6 million in research funding for the discovery and preclinical development work on these programs. As of September 30, 2019, we accrued $1.3 million for the discovery and preclinical development funding commitment.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Royalties accruing to GSK	$7,964	$6,268	$23,079	$17,021

NOTE 4. CASH AND INVESTMENTS
Cash, Cash Equivalents and Restricted Cash
A reconciliation of Cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the amount reported within the accompanying Condensed Consolidated Statements of Cash Flows was as follows (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and cash equivalents	$242,317	$314,775	$353,623	$183,164
Restricted cash included in short-term restricted cash and investments	—	—	504	504
Restricted cash included in long-term restricted cash and investments	1,000	1,100	1,100	4,646
Cash, cash equivalents, and restricted cash as reported within the accompanying Condensed Consolidated Statements of Cash Flows	$243,317	$315,875	$355,227	$188,314

Restricted cash includes certificates of deposit used to collateralize letters of credit and, in prior periods, a purchasing card program.

Cash and Investments
Cash and investments by security type were as follows (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available-for-sale:
Money market funds	$26,641	$—	$—	$26,641
Commercial paper	332,239	—	—	332,239
Corporate bonds	703,325	3,549	(67)	706,807
U.S. Treasury and government sponsored enterprises	152,531	143	(24)	152,650
Total investments available-for-sale	1,214,736	3,692	(91)	1,218,337
Cash and restricted cash	901	—	—	901
Certificates of deposit	29,189	3	—	29,192
Total cash and investments	$1,244,826	$3,695	$(91)	$1,248,430

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments available-for-sale:
Money market funds	$47,744	$—	$—	$47,744
Commercial paper	381,134	—	(1)	381,133
Corporate bonds	344,741	180	(857)	344,064
U.S. Treasury and government sponsored enterprises	55,224	2	(25)	55,201
Total investments available-for-sale	828,843	182	(883)	828,142
Cash and restricted cash	6,883	—	—	6,883
Certificates of deposit	16,596	—	—	16,596
Total cash and investments	$852,322	$182	$(883)	$851,621

Gains and losses on the sales of investments available-for-sale were nominal during the three and nine months ended September 30, 2019 and 2018.
The fair value and gross unrealized losses on investments available-for-sale in an unrealized loss position were as follows (in thousands):

	September 30, 2019
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$73,064	$(66)	$4,398	$(1)	$77,462	$(67)
U.S. Treasury and government sponsored enterprises	46,744	(24)	—	—	46,744	(24)
Total	$119,808	$(90)	$4,398	$(1)	$124,206	$(91)

	December 31, 2018
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$236,162	$(606)	$39,627	$(251)	$275,789	$(857)
U.S. Treasury and government sponsored enterprises	28,105	(16)	9,182	(9)	37,287	(25)
Commercial paper	7,091	(1)	—	—	7,091	(1)
Total	$271,358	$(623)	$48,809	$(260)	$320,167	$(883)

There were 43 and 199 investments in an unrealized loss position as of September 30, 2019 and December 31, 2018, respectively. During the three and nine months ended September 30, 2019 and 2018 we did not record any other-than-temporary impairment charges on our available-for-sale securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk, but were primarily associated with changes in interest rates. Based on the scheduled maturities of our investments and our determination that it was more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis, we concluded that the unrealized losses in our investment securities were not other-than-temporary.
The fair value of investments available-for-sale by contractual maturity were as follows (in thousands):

	September 30, 2019	December 31, 2018
Maturing in one year or less	$743,768	$674,455
Maturing after one year through five years	474,569	153,687
Total investments available-for-sale	$1,218,337	$828,142

Related Party Transactions
 BlackRock, Inc. (BlackRock), a global provider of investment, advisory and risk management solutions, reported that as of December 31, 2018, the most recent date for which they reported ownership data, their beneficial ownership was more than 10% of our outstanding common stock. BlackRock manages a portion of our cash and investments portfolio. As of September 30, 2019 and December 31, 2018, respectively, the fair value of cash and investments managed by BlackRock was $470.8 million and $298.5 million, which included $1.9 million and $3.0 million invested in the BlackRock Liquidity Money Market Fund. As of September 30, 2019, we also had a $9.0 million payable to BlackRock for unsettled trades that was included in Other current liabilities in the accompanying Condensed Consolidated Balance Sheets. We incurred $0.2 million in fees for BlackRock advisory services performed during the nine months ended September 30, 2019.
NOTE 5. INVENTORY
Inventory consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$1,906	$1,922
Work in process	11,035	6,170
Finished goods	7,311	3,836
Total	$20,252	$11,928

Balance Sheet classification:
Current portion included in Inventory	$13,366	$9,838
Long-term portion included in Other long-term assets	6,886	2,090
Total	$20,252	$11,928

Write-downs related to excess and expiring inventory are charged to Cost of goods sold or the cost of supplied product included in Collaboration revenues. Such write-downs were $0.4 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively.
Inventory not expected to be used in production or sold in the next 12 months is classified as Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. As of both September 30, 2019 and December 31, 2018, the long-term portion of inventory consisted of portions of our raw materials and finished goods, and as of September 30, 2019, also a portion of our work in process.
NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Leasehold improvements	$33,769	$33,941
Computer equipment and software	17,017	15,022
Furniture and fixtures	13,053	12,709
Laboratory equipment	8,408	5,668
Construction in progress	617	866
	72,864	68,206
Less: accumulated depreciation and amortization	(23,397)	(17,309)
Property and equipment, net	$49,467	$50,897

Depreciation expense was $2.1 million and $6.1 million for the three and nine months ended September 30, 2019, respectively, as compared to $1.7 million and $2.9 million and for the comparable periods in 2018.
NOTE 7. STOCK-BASED COMPENSATION
We allocated the stock-based compensation expense for our equity incentive plans and our 2000 Employee Stock Purchase Plan (ESPP) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$4,301	$3,169	$13,745	$9,102
Selling, general and administrative	8,838	6,573	27,002	19,228
Total stock-based compensation	$13,139	$9,742	$40,747	$28,330

We have several equity incentive plans under which we have granted stock options and restricted stock units (RSUs) to employees and directors. At September 30, 2019, 6,024,995 shares were available for grant under our equity incentive plans.
We used a Monte Carlo simulation pricing model to value stock options that include market vesting conditions and a Black-Scholes Merton option pricing model to value other stock options and ESPP purchases. The weighted average grant-date fair value per share of stock options and ESPP purchases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$7.71	$8.67	$8.57	$9.13
ESPP	$5.39	$6.19	$4.93	$6.96

The grant-date fair value of stock option grants and ESPP purchases was estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options:
Risk-free interest rate	1.57%	2.91%	1.82%	2.83%
Dividend yield	—%	—%	—%	—%
Volatility	48%	55%	48%	55%
Expected life	4.0 years	4.4 years	4.4 years	4.4 years
ESPP:
Risk-free interest rate	2.09%	2.11%	2.34%	1.74%
Dividend yield	—%	—%	—%	—%
Volatility	43%	51%	52%	52%
Expected life	6 months	6 months	6 months	6 months

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
The fair value of RSUs was based on the closing price of the underlying common stock on the date of grant.
Activity for stock options during the nine months ended September 30, 2019 was as follows (dollars in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	22,674,062	$8.71
Granted	1,042,286	$20.81
Exercised	(3,042,201)	$4.94
Forfeited	(160,241)	$16.76
Expired	(35,045)	$23.41
Options outstanding at September 30, 2019	20,478,861	$9.80	3.4 years	$186,407
Exercisable at September 30, 2019	15,860,131	$7.02	2.8 years	$181,542

As of September 30, 2019, there was $38.0 million of unrecognized compensation expense related to our unvested stock options. The compensation expense for the unvested stock options will be recognized over a weighted-average period of 2.3 years.

Activity for RSUs during the nine months ended September 30, 2019 was as follows (dollars in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
RSUs outstanding at December 31, 2018	4,857,334	$18.42
Awarded	5,635,362	$19.54
Vested and released	(484,731)	$12.33
Forfeited	(258,142)	$18.47
RSUs outstanding at September 30, 2019	9,749,823	$19.37	2.2 years	$175,448

As of September 30, 2019, there was $166.0 million of unrecognized compensation expense related to our unvested RSUs, including those RSUs granted in September 2018 and September 2019 that will vest upon the achievement of specific performance targets (PSUs) described below. The compensation expense for the unvested RSUs will be recognized over a weighted-average period of 2.8 years.
During 2019, in connection with our long-term incentive compensation program, we awarded 1,926,605 RSUs (the target amount) that will vest upon the achievement of a performance target related to a product approval by the FDA (the 2019 PSUs); employees may earn 150% of the target amount, or an additional 963,136 shares relative to the target amount, if the performance target is achieved before December 31, 2020 and may earn the full 200% of the target amount, or up to an additional 1,926,605 shares relative to the target amount, if we receive a second product approval. During 2018 we awarded 693,131 RSUs that will vest upon the achievement of certain product revenue, late-stage clinical development and pipeline expansion performance targets (the 2018 PSUs). The 2018 PSUs and 2019 PSUs were designed to drive the performance of our management team and employees toward the achievement of key corporate objectives and will be forfeited if the performance targets are not met by December 31, 2021.
Expense recognition for PSUs commences when it is determined that attainment of the performance target is probable. During the quarter ended June 30, 2019, we achieved one of the two product revenue related performance targets for 114,843 of the 2018 PSUs and determined that it was probable that we would achieve the second product revenue related performance target for 172,272 additional 2018 PSUs. During the quarter ended September 30, 2019, the second product revenue related performance target of the 2018 PSUs was achieved. Those 2018 PSUs will vest over various dates through February 2021. We recognized $0.9 million and $3.5 million in compensation expense related to those 2018 PSUs during the three and nine months ended September 30, 2019, respectively; the remaining unrecognized compensation expense for those 2018 PSUs was $1.7 million as of September 30, 2019. The total unrecognized compensation expense for both the 2019 PSUs and the remaining 2018 PSUs for which we have not yet determined that attainment of the performance target is probable was $82.4 million as of September 30, 2019.
NOTE 8. INCOME TAXES
Our effective income tax rate was 20.5% and 19.4% during the three and nine months ended September 30, 2019, respectively, as compared to 1.8% and 1.7% during the three and nine months ended September 30, 2018, respectively. The Provision for income taxes relating to our pre-tax income for the three and nine months ended September 30, 2018 was largely offset by a valuation allowance against our net operating loss carryforwards and other deferred tax assets. At December 31, 2018, we released substantially all of our valuation allowance against our deferred tax assets, after we determined that it was more likely than not that these deferred tax assets would be realized.
The effective tax rate for the three and nine months ended September 30, 2019 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options during those periods.

NOTE 9. NET INCOME PER SHARE
The basic and diluted net income per share were computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$97,452	$126,630	$252,269	$329,981
Denominator:
Weighted-average shares of common stock outstanding used in computing basic net income per share	303,268	298,416	301,999	297,700
Dilutive securities	12,185	13,930	13,047	15,500
Weighted-average shares of common stock outstanding and dilutive securities used in computing diluted net income per share	315,453	312,346	315,046	313,200

Net income per share, basic	$0.32	$0.42	$0.84	$1.11
Net income per share, diluted	$0.31	$0.41	$0.80	$1.05

Dilutive securities include outstanding stock options, unvested RSUs and ESPP contributions. Potential shares of common stock not included in the computation of diluted net income per share because to do so would be anti-dilutive, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Potentially dilutive securities	6,153	5,687	5,740	2,938

NOTE 10. FAIR VALUE MEASUREMENTS
The classifications within the fair value hierarchy of our financial assets that were measured and recorded at fair value on a recurring basis were as follows (in thousands):

	September 30, 2019
	Level 1	Level 2	Total
Money market funds	$26,641	$—	$26,641
Commercial paper	—	332,239	332,239
Corporate bonds	—	706,807	706,807
U.S. Treasury and government sponsored enterprises	—	152,650	152,650
Total investments available-for-sale	26,641	1,191,696	1,218,337
Certificates of deposit	—	29,192	29,192
Total financial assets carried at fair value	$26,641	$1,220,888	$1,247,529

	December 31, 2018
	Level 1	Level 2	Total
Money market funds	$47,744	$—	$47,744
Commercial paper	—	381,133	381,133
Corporate bonds	—	344,064	344,064
U.S. Treasury and government sponsored enterprises	—	55,201	55,201
Total investments available-for-sale	47,744	780,398	828,142
Certificates of deposit	—	16,596	16,596
Total financial assets carried at fair value	$47,744	$796,994	$844,738

We did not have any financial liabilities measured and recorded at fair value on a recurring basis as of September 30, 2019 or December 31, 2018. We did not have any financial assets or liabilities classified as Level 3 in the fair value hierarchy as of September 30, 2019 or December 31, 2018. There were no transfers of financial assets or liabilities between Levels 1, 2 and 3 during the three and nine months ended September 30, 2019 or 2018.
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
NOTE 11. LEASES
In May 2017, we entered into a Lease Agreement (the Lease) for our corporate headquarters located at 1851, 1801 and 1751 Harbor Bay Parkway, Alameda, California (the Initial Premises). The Lease was subsequently amended in October 2017, June 2018 and April 2019, resulting in the addition of the building located at 1601 Harbor Bay Parkway and increasing the leased space to an aggregate of 169,606 square feet (the Current Premises) as of September 30, 2019. We have made certain tenant improvements to the space leased on the Initial Premises, for which we received $8.2 million in reimbursements in January 2019. The Lease’s initial term is through January 31, 2028. Rent payments began February 1, 2018, following the conclusion of a partial twelve-month rent abatement period. We have two five-year options to extend the Lease and a one-time option to terminate the Lease without cause on the last day of the 8th year of the initial term (the Early Termination Right); none of these optional periods have been considered in the determination of the right-of-use asset or the lease liability for the Lease as we did not consider it reasonably certain that we would exercise any such options. The Lease further provides that we are obligated to pay the landlord certain variable costs, including taxes and operating expenses.
The April 2019 amendment to the Lease (the Third Lease Amendment) provides, among other things, for the (i) expansion of the Initial Premises by 37,544 square feet of office facilities located at 1601 Harbor Bay Parkway, Alameda, California (the 1601 Expansion Space) and (ii) surrender of 2,703 square feet of office facilities located at 1751 Harbor Bay Parkway, Alameda, California (the 1751 Space). The term for the 1601 Expansion Space will run coterminous with the term of the Lease for the existing space. We have been provided an allowance of $1.7 million for tenant improvements to the 1601 Expansion Space. As of September 30, 2019, we have surrendered the 1751 Space and we have taken possession of the 1601 Expansion Space, and accordingly we have adjusted our right-of-use asset and lease liability, and have begun to recognize lease costs for the Third Lease Amendment.
The balance sheet classification of our lease liabilities were as follows (in thousands):

	September 30, 2019	December 31, 2018
Operating lease liabilities:
Current portion included in Other current liabilities	$2,695	$2,738
Long-term portion of lease liabilities	23,661	12,099
Total operating lease liabilities	26,356	14,837
Financing lease liabilities:
Current portion included in Other current liabilities	50	49
Long-term portion of lease liabilities	44	79
Total financing lease liabilities	94	128
Total lease liabilities	$26,450	$14,965

The components of lease costs for operating leases, which were included in Selling, general and administrative expenses in our Condensed Consolidated Statements of Income, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating lease cost	$692	$1,614	$1,768	$3,587
Variable lease cost	274	363	654	1,366
Total lease costs	$966	$1,977	$2,422	$4,953

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2019 was $2.1 million and was included in Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.
As of September 30, 2019, the maturities of our operating lease liabilities were as follows (in thousands):

Remainder of 2019	$745
Years ending December 31,
2020	3,625
2021	3,731
2022	3,852
2023	3,959
Thereafter	17,444
Total lease payments	33,356
Less:
Present value adjustment	(5,258)
Tenant improvement reimbursements (1)	(1,742)
Operating lease liabilities	$26,356

____________________

(1)	Represents anticipated tenant improvement reimbursements applicable to the portion of the 1601 Expansion Space.
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, we use our incremental borrowing rate. The weighted average discount rate used to determine the operating lease liability was 4.20%. As of September 30, 2019, the weighted average remaining lease term is 8.3 years.
NOTE 12. SUBSEQUENT EVENTS
Build to Suit Lease
On October 25, 2019, we entered into a build-to-suit Lease Agreement (the Build-to-Suit Lease) with Ernst Development Partners, Inc. (Ernst), for approximately 220,000 square feet of office space located in Alameda, California (the New Premises), adjacent to the Current Premises. The term of the Build-to-Suit Lease is for a period of 242 months (the Term), which will begin on the completion of the building and tenant improvements by Ernst. The Term is currently anticipated to begin on October 25, 2021. The monthly base rent under the Build-to-Suit Lease will equal to a percentage of the total development costs incurred in connection with the development of the New Premises (excluding the cost of the tenant improvements in excess of the allowance provided by Ernst and any development costs we pay) and is currently estimated to be about $726,000, subject to an annual increase of 3% during the Term. The monthly base rent will begin sixty days following commencement of the Term. We will also be responsible for paying operating expenses related to the New Premises.
The Build-to-Suit Lease includes two five-year options to extend the term of the Build-to-Suit Lease, exercisable under certain conditions and at a market rate determined in accordance with the Build-to-Suit Lease. We have a one-time option to terminate the Build-to-Suit Lease without cause after the 180th month of the Term, exercisable under certain conditions as described in the Build-to-Suit Lease and subject to a termination payment calculated in accordance with the Build-to-Suit Lease.

See Part II, Item 5 of this Quarterly Report on Form 10-Q for more information about the Build to Suit Lease.
Fourth Amendment to the Lease
In the fourth quarter of 2019, Hillwood Enterprises, L.P. (Hillwood) is expected to purchase the project known as 1750 North Loop Road and 1601, 1701, 1751, 1801 and 1851 Harbor Bay Parkway, Alameda, California from Ascentris 105, LLC (the Purchase), which project includes the Current Premises. Effective upon the Purchase, Hillwood will become the landlord pursuant to the Lease.
On August 30, 2019, we entered into an amendment to the Lease with Hillwood (the Fourth Lease Amendment), pursuant to which each of our rights and obligations are contingent upon the Purchase. Effective upon the Purchase, the Fourth Lease Amendment will provide for, among other things, the (i) expansion of the Current Premises by 59,335 square feet of laboratory facilities located at 1701 Harbor Bay Parkway, Alameda, California, (ii) extension of the Lease term through October 31, 2031 and (iii) elimination of the Early Termination Right.
As of September 30, 2019, we have not yet recorded a right-of-use asset or lease liability for the Fourth Lease Amendment, and the remainder of the disclosures in this note do not reflect the impact of this amendment.
See Part II, Item 5 of this Quarterly Report on Form 10-Q for more information about the Fourth Lease Amendment.

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
CABOMETYX was first approved by the U.S. Food and Drug Administration (FDA) for previously treated patients with advanced RCC in April 2016, and then in December 2017, the FDA expanded CABOMETYX’s approval to include previously untreated patients with advanced RCC. Additionally, in January 2019, the FDA approved CABOMETYX as a treatment for patients with HCC who have been previously treated with sorafenib. This approval was based on results from CELESTIAL, our phase 3 pivotal trial evaluating cabozantinib in patients with previously treated HCC, which demonstrated a statistically significant and clinically meaningful improvement in overall survival versus placebo.
To develop and commercialize CABOMETYX and COMETRIQ outside the U.S., we have entered into license agreements with Ipsen Pharma SAS (Ipsen) and Takeda Pharmaceutical Company Ltd. (Takeda). Ipsen has been granted rights to cabozantinib outside of the U.S. and Japan, and Takeda has been granted rights to cabozantinib in Japan. Both partners also contribute financially and operationally to the further global development and commercialization of cabozantinib in other potential indications, and we continue to work closely with them on these activities. Utilizing its regulatory expertise and established international oncology marketing network, Ipsen has continued to execute on its commercialization plans for CABOMETYX, having received regulatory approvals and launched in multiple territories outside of the United States, including in the European Union (EU), as a treatment for advanced RCC and for HCC in adults who have previously been treated with sorafenib, and in Canada where CABOMETYX has recently been approved for previously untreated advanced RCC in addition to the earlier approval for advanced RCC who have received prior VEGF-targeting therapy. Takeda has also made significant progress on bridging studies in both RCC and HCC and achieved an important regulatory milestone in April 2019 with its application to the Japanese Ministry of Health, Labour and Welfare (MHLW) for approval to manufacture and sell CABOMETYX as a treatment for unresectable and metastatic RCC in Japan.
In addition to our regulatory and commercialization efforts in the U.S. and the support provided to our partners for rest of world regulatory and commercialization activities, we are also pursuing other indications for cabozantinib that have the potential to increase the number of cancer patients who could benefit from this medicine. We are evaluating cabozantinib, both as a single agent and in combination with other therapies, in a broad development program comprising over 80 ongoing or planned clinical trials across multiple indications. We, along with our clinical and commercial collaboration partners, sponsor some of the trials, and independent investigators conduct the remaining trials through our Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute’s Cancer Therapy Evaluation Program (NCI-CTEP) or our investigator sponsored trial program. Informed by the available data from these clinical trials, we continue to advance cabozantinib’s late-stage development program. One pivotal trial that has resulted from this effort is COSMIC-311, our ongoing phase 3 pivotal trial evaluating cabozantinib versus placebo in patients with radioactive iodine-refractory differentiated thyroid cancer who have progressed after up to two VEGF receptor-targeted therapies.
We are particularly interested in examining cabozantinib’s potential in combination with immune checkpoint inhibitors (ICIs) to determine if such combinations further improve outcomes for patients. Building on preclinical and clinical observations that cabozantinib may promote a more immune-permissive tumor environment potentially resulting in cooperative activity of cabozantinib in combination with these products, we are evaluating cabozantinib in combination with a variety of ICIs. The most advanced of these combination studies include CheckMate 9ER, a phase 3 pivotal trial evaluating cabozantinib in combination with nivolumab in previously untreated advanced or metastatic RCC, for which our collaboration partner Bristol-Myers Squibb Company (BMS) has announced top line results are expected in early 2020, and CheckMate 040, a phase 1/2 trial evaluating cabozantinib in combination with nivolumab and in combination with both nivolumab and ipilimumab in patients with previously treated or previously untreated advanced HCC, also in collaboration with BMS. Additionally in May 2019, as part of our clinical collaboration with BMS, we initiated COSMIC-313, a phase 3 pivotal trial evaluating the triplet combination of cabozantinib, nivolumab and ipilimumab versus the combination of nivolumab and ipilimumab in patients with previously untreated advanced intermediate- or poor-risk RCC, and plan to further evaluate the combination of cabozantinib and nivolumab, with or without ipilimumab, in various other tumor types. In an effort to diversify our exploration of combinations with ICIs, we also initiated COSMIC-312, a phase 3 pivotal trial evaluating cabozantinib in combination with the Roche Group’s (Roche’s) ICI, atezolizumab, versus sorafenib in previously untreated advanced HCC, and COSMIC-021, a broad phase 1b study evaluating the safety and tolerability of cabozantinib in combination with atezolizumab in patients with locally advanced or metastatic solid tumors. COSMIC-021 is divided into two parts: a dose-escalation phase, which was completed in 2018; and an expansion phase, which is ongoing. Findings from the dose-escalation stage of COSMIC-021 demonstrated that the combination was well-tolerated and showed encouraging anti-tumor activity in patients with advanced RCC. The expansion phase of COSMIC-021 comprises 24 total cohorts, with 20 cohorts evaluating the combination of cabozantinib and atezolizumab and four cohorts evaluating cabozantinib or atezolizumab as single-agent therapies. Based on initial encouraging results from the ongoing expansion cohorts in patients with castration-resistant prostate cancer (CRPC) and in ICI-pretreated non-small cell lung cancer (NSCLC), in July 2019, we expanded the original 30-patient cohorts for each of these disease states to allow enrollment of an additional 50 patients for a total of 80 patients each. Additionally, four new cohorts, consisting of two expansion and two exploratory cohorts, were added to COSMIC-021 in July 2019: two new expansion cohorts evaluating the combination of cabozantinib and atezolizumab in patients with metastatic CRPC who have received prior enzalutamide or abiraterone therapy, with or without prior docetaxel therapy; and two new exploratory cohorts evaluating single-agent cabozantinib and single-agent atezolizumab in patients with metastatic CRPC, with the purpose of determining the individual contribution of each therapy. Depending on the results from COSMIC-021, we may evaluate the combination of cabozantinib and atezolizumab in various late-stage clinical trials, including in NSCLC and CRPC.
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
We augment these internal drug discovery activities with business development initiatives aimed at identifying and in-licensing promising, early-stage oncology assets and then further develop them utilizing our established clinical development infrastructure. In furtherance of this strategy, we have entered into multiple collaboration and license agreements, including with: StemSynergy Therapeutics, Inc., which is focused on the discovery and development of novel oncology compounds aimed to inhibit tumor growth by targeting Casein Kinase 1α; Invenra, Inc. (Invenra), which is focused on the discovery and development of multispecific antibodies for the treatment of cancer; Iconic Therapeutics, Inc. (Iconic), which is focused on the advancement of a next-generation antibody-drug conjugate program targeting tissue factor in solid tumors; and Aurigene Discovery Technologies Limited (Aurigene), which is focused on the discovery and development of novel small molecules as therapies for cancer. To further enhance our early-stage pipeline, we expect to enter into additional, external collaborative relationships around assets and technologies that complement our internal drug discovery and development efforts.
Third Quarter 2019 Business Updates and Financial Highlights
During the third quarter of 2019, we continued to execute on our business objectives, generating significant revenue from operations and enabling us to continue to seek to maximize the clinical and commercial potential of our products and expand our product pipeline. Significant business updates and financial highlights for the quarter and subsequent to quarter-end include:
Business Updates

•
In July 2019, we announced an amendment to the protocol for COSMIC-021, the phase 1b trial of cabozantinib in combination with atezolizumab in patients with locally advanced or metastatic solid tumors, to expand patient enrollment in certain existing CRPC and NSCLC cohorts and to add new expansion and exploratory cohorts in CRPC (an aggregate of 24 total cohorts, with 20 expansion cohorts evaluating the combination of cabozantinib and atezolizumab and four exploratory cohorts evaluating cabozantinib or atezolizumab as single-agent therapies).

•
In July 2019, we announced an exclusive collaboration, option and license agreement with Aurigene, and India-based biotechnology company focused on oncology and inflammatory disorders, to in-license as many as six programs.

•	In October 2019, Ipsen received regulatory approval from Health Canada for CABOMETYX for the first-line treatment of adults with advanced RCC.

•
In October 2019, we expanded our collaboration with Invenra focused on the discovery and development of multispecific antibodies for the treatment of cancer to include the development of novel binders against six additional targets which we can use to generate multispecific antibodies based on Invenra’s B-Body™ technology platform, or with other platforms and formats at our option.

•
In October 2019, we filed a patent infringement lawsuit against MSN Pharmaceuticals, Inc. (MSN), following receipt of a Paragraph IV certification notice letter from MSN that it had filed an Abbreviated New Drug Application (ANDA) with the FDA requesting approval to market a generic version of CABOMETYX tablets, following expiration of the CABOMETYX composition of matter patent, U.S. Patent No. 7,579,473, which expires on August 14, 2026. We are seeking, among other relief, an order that the effective date of any FDA approval of the ANDA would be a date no earlier than the expiration of U.S. Patent No. 8,877,776 on October 8, 2030 and equitable relief enjoining MSN from infringing this patent. For a more detailed discussion of this litigation matter, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.

Financial Highlights

•	Net product revenues for the third quarter of 2019 increased to $191.8 million, compared to $162.9 million for the third quarter of 2018.

•	Total revenues for the third quarter of 2019 increased to $271.7 million, compared to $225.4 million for the third quarter of 2018.

•	Research and development expenses for the third quarter of 2019 increased to $97.3 million, compared to $44.7 million for the third quarter of 2018.

•	Selling, general and administrative expenses for the third quarter of 2019 increased to $51.3 million, compared to $48.1 million for the third quarter of 2018.

•	Provision for income taxes for the third quarter of 2019 increased to $25.2 million, compared to $2.3 million for the third quarter of 2018.

•
Net income for the third quarter of 2019 was $97.5 million, or $0.32 per share, basic and $0.31 per share, diluted, compared to $126.6 million, or $0.42 per share, basic and $0.41 per share diluted, for the third quarter of 2018.

•	Cash and investments increased to $1.2 billion at September 30, 2019, compared to $851.6 million at December 31, 2018.
See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Challenges and Risks
We will continue to face challenges and risks that may impact our ability to execute on our remaining 2019 business objectives. In particular, for the foreseeable future, we expect our ability to maintain or increase unrestricted cash flow to fund our business operations and growth will depend upon the continued commercial success of CABOMETYX as a treatment for advanced RCC and previously treated HCC, and potentially for other indications for which cabozantinib is in late-stage clinical trials, if warranted by the data generated from such trials. The commercial success of CABOMETYX in its approved indications is subject to a variety of factors, most importantly, the drug’s perceived benefit/risk profile as compared to the benefit/risk profiles of other competitive treatments available or in development for these conditions. CABOMETYX will only continue to be commercially successful if private third-party and government payers continue to provide coverage and reimbursement. However, as is the case for all innovative pharmaceutical therapies, obtaining and maintaining coverage and reimbursement for CABOMETYX is becoming increasingly difficult, both within the U.S. and in foreign markets, because of growing concerns over healthcare cost containment and corresponding policy initiatives and activities aimed at limiting access to, and restricting the prices of, pharmaceuticals.
Achievement of our remaining 2019 business objectives and the continued success of CABOMETYX will also depend on the success of our development and commercialization strategies to navigate increased competition, including that from, but not limited to, ICIs, as well as the use of combination therapy to treat cancer. In the longer term, we may eventually face competition from potential manufacturers of generic versions of our marketed products, including the proposed generic version of CABOMETYX tablets that is the subject of the ANDA submitted to the FDA by MSN, which if approved following the expiration of our composition of matter patent in 2026, could result in significant decreases in the revenue derived from sales of CABOMETYX and thereby materially harm our business and financial condition. Separately, our research and development objectives may be impeded by the challenges of scaling our organization to meet the demands of expanded drug development, unanticipated delays in clinical testing and the inherent risks and uncertainties associated with internal drug discovery operations. In connection with efforts to expand our product pipeline, we may be unsuccessful in discovering new drug candidates or identifying appropriate candidates for in-licensing or acquisition.
Some of these challenges and risks are specific to our business, and others are common to companies in the pharmaceutical industry with development and commercial operations. For a more detailed discussion of challenges and risks we face, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Fiscal Year Convention
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2019, which is a 53-week fiscal year, will end on January 3, 2020 and fiscal year 2018, which was a 52-week fiscal year, ended on December 28, 2018. For convenience, references in this report as of and for the fiscal periods ended September 27, 2019 and September 28, 2018, and as of and for the fiscal years ending January 3, 2020, and ended December 28, 2018, are indicated as being as of and for the periods ended September 30, 2019 and September 30, 2018 and the years ending December 31, 2019, and ended December 31, 2018, respectively.
Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended September 30,		Percentage Change - Q3 2019 v. Q3 2018	Nine Months Ended September 30,		Percentage Change - Year to Date 2019 v. 2018
	2019	2018		2019	2018
Net product revenues	$191,768	$162,946	18%	$565,024	$443,054	28%
Collaboration revenues	79,935	62,451	28%	162,441	182,170	(11)%
Total revenues	$271,703	$225,397	21%	$727,465	$625,224	16%

Net Product Revenues
Gross product revenues, Discounts and allowances, and Net product revenues were as follows (dollars in thousands):

	Three Months Ended September 30,		Percentage Change - Q3 2019 v. Q3 2018	Nine Months Ended September 30,		Percentage Change - Year to Date 2019 v. 2018
	2019	2018		2019	2018
Gross product revenues	$239,916	$193,356	24%	$704,084	$525,438	34%
Discounts and allowances	(48,148)	(30,410)	58%	(139,060)	(82,384)	69%
Net product revenues	$191,768	$162,946	18%	$565,024	$443,054	28%
Net product revenues by product were as follows (dollars in thousands):

	Three Months Ended September 30,		Percentage Change - Q3 2019 v. Q3 2018	Nine Months Ended September 30,		Percentage Change - Year to Date 2019 v. 2018
	2019	2018		2019	2018
CABOMETYX	$187,410	$158,262	18%	$552,315	$428,317	29%
COMETRIQ	4,358	4,684	(7)%	12,709	14,737	(14)%
Net product revenues	$191,768	$162,946	18%	$565,024	$443,054	28%
The increases in product revenues for CABOMETYX for the three and nine months ended September 30, 2019, as compared to the comparable periods in 2018, were primarily due to a 12% and 21% increase, respectively, in the number of units of CABOMETYX sold and increases in the average selling price of the product. The increases in CABOMETYX sales volumes reflects the continued growth of CABOMETYX in advanced RCC following FDA approvals in April 2016 of CABOMETYX for the treatment of patients with advanced RCC who have received prior anti-angiogenic therapy and in December 2017 for previously untreated patients with advanced RCC, as well as the U.S. launch of CABOMETYX for the treatment of patients with HCC who have been previously treated with sorafenib, following FDA approval in January 2019. The decreases in product revenues for COMETRIQ for the three and nine months ended September 30, 2019, as compared to the comparable periods in 2018, were primarily due to a 8% and 18% decline, respectively, the number of units of COMETRIQ sold. COMETRIQ sales volumes have continued to decrease since the launch of CABOMETYX in April 2016.
We recognize product revenues net of discounts and allowances that are described in “Note 1. Organization and Summary of Significant Accounting Policies” to our “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2018. The increases in discounts and allowances for the three and nine months ended September 30, 2019, as compared to the comparable periods in 2018, were primarily the result of the overall increases in product sales volume and increases in Public Health Service hospital utilization and the dollar amount of the related chargebacks, and, to a lesser extent, increases to the dollar amount of chargebacks associated with Veterans Affairs hospitals, as well as increases to other government and commercial rebates. We expect our discounts and allowances as a percentage of gross product revenues to increase during the remainder of 2019 as compared to 2018 as the number of patients participating in government programs increases, and as the discounts and rebates paid to government payers increase.

Collaboration Revenues
Collaboration revenues were as follows (dollars in thousands):

	Three Months Ended September 30,		Percentage Change - Q3 2019 v. Q3 2018	Nine Months Ended September 30,		Percentage Change - Year to Date 2019 v. 2018
	2019	2018		2019	2018
Collaboration revenues:
License revenues (1)	$68,035	$51,323	33%	$128,937	$152,261	(15)%
Research and development services revenues (2)	12,988	10,560	23%	35,814	27,464	30%
Other collaboration revenues(3)	(1,088)	568	n/m	(2,310)	2,445	n/m
Total collaboration revenues	$79,935	$62,451	28%	$162,441	$182,170	(11)%
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

(3)
Other collaboration revenues included the profit on the U.S. commercialization of COTELLIC from Genentech and revenues on product supply services provided to Ipsen and Takeda, which were offset by the 3% royalty we are required to pay GlaxoSmithKline (GSK) on the net sales by Ipsen of any product incorporating cabozantinib.

Milestone revenues were $50.6 million and $81.1 million, respectively, for the three and nine months ended September 30, 2019, as compared to $42.6 million and $134.8 million for the comparable periods in 2018. Milestone revenues by period included the following:

•
Milestone revenues for the three and nine months ended September 30, 2019 included recognition of a $50.0 million commercial milestone from Ipsen that we earned in the third quarter of 2019 upon Ipsen’s achievement of $250.0 million in net sales of cabozantinib in its territories over four consecutive quarters.

•
Milestone revenues for the nine months ended September 30, 2019 also included recognition of a $20.0 million milestone from Daiichi Sankyo for the launch of MINNEBRO tablets as a treatment for patients with hypertension in Japan and $9.7 million in revenues recognized in connection with a $16.0 million milestone from Takeda for the submission in April 2019 of a regulatory application for cabozantinib as a treatment for patients with advanced RCC to the Japanese MHLW.

•
Milestone revenues for the three and nine months ended September 30, 2018 included $36.9 million in revenue related to a $40.0 million milestone from Ipsen for the approval by the European Commission (EC) of cabozantinib for previously-treated HCC and $5.0 million in revenue for a milestone from Ipsen on the approval by Health Canada of cabozantinib for the treatment of adults with advanced RCC.

•
Milestone revenues for the nine months ended September 30, 2018 also included: i) recognition of $46.2 million in revenue of a $50.0 million milestone from Ipsen for the approval of cabozantinib for the first-line treatment of adults with intermediate- or poor-risk advanced RCC by the EC, of which $0.2 million was recognized in the third quarter of 2018; ii) recognition of a $25.0 million commercial milestone from Ipsen that we earned in the second quarter of 2018 upon Ipsen’s achievement of $100.0 million in net sales of cabozantinib in its territories over four consecutive quarters; and iii) recognition of a $20.0 million milestone upon Daiichi Sankyo’s submission to the Japanese MHLW of a regulatory application for esaxerenone as a treatment for patients with hypertension.

Due to uncertainties surrounding the timing and achievement of regulatory and development milestones, it is difficult to predict future milestone revenues and such milestones can vary significantly from period to period.
Royalties on net sales of cabozantinib by Ipsen outside of the U.S. and Japan were $16.4 million and $45.3 million for the three and nine months ended September 30, 2019, respectively, as compared to $10.3 million and $20.0 million for the comparable periods in 2018. Ipsen’s net sales of cabozantinib have continued to grow since their first commercial sale of the product in the fourth quarter of 2016, primarily due to increased demand of CABOMETYX, which, as of September 30,

2019, is approved and commercially available in 48 and 33 countries outside of the U.S., respectively. We were entitled to receive a tiered royalty of 2% to 12% on the initial $150.0 million of net sales; this amount was reached in the second quarter of 2018. As of June 30, 2018 and going forward, we are entitled to receive a tiered royalty of 22% to 26% on annual net sales (with separate tiers for Canada); these 22% to 26% royalty tiers reset each calendar year. In Canada, we are entitled to receive a tiered royalty of 22% on the first CAD$30.0 million of annual net sales and a tiered royalty thereafter of 22% to 26% on annual net sales; these 22% to 26% royalty tiers for Canada will also reset each calendar year. In May 2019, we also began to earn low double-digit royalties on the sale of MINNEBRO by Daiichi Sankyo in Japan.
Development cost reimbursements in connection with our collaboration arrangements with Ipsen and Takeda were $12.0 million and $32.5 million for the three and nine months ended September 30, 2019, respectively, as compared to $6.9 million and $17.7 million for the comparable periods in 2018. The increases were primarily the result of reimbursements from Ipsen and Takeda for their share of the increase in spending on the CheckMate 9ER study.
Profits on the U.S. commercialization of COTELLIC and royalties on ex-U.S. net sales of COTELLIC under our collaboration agreement with Genentech were $2.7 million and $7.9 million for the three and nine months ended September 30, 2019, respectively, as compared to $3.3 million and $10.3 million for the comparable periods in 2018. Sales of COTELLIC in the U.S. have declined following Genentech’s decision to scale back the personal promotion of COTELLIC commencing in January 2018.
For three and nine months ended September 30, 2019, collaboration revenues were reduced by $8.0 million and $23.1 million, respectively, for the 3% royalty we are required to pay GSK on the net sales by Ipsen of any product incorporating cabozantinib, as compared to $6.3 million and $17.0 million for the comparable periods in 2018. As royalty generating sales of cabozantinib by Ipsen have increased as described above, our royalty payments to GSK have also increased. In addition, pursuant to a license agreement we entered into with Ligand Pharmaceuticals, Inc. (Ligand), we are required to pay a royalty of 0.5% to Ligand on net sales of MINNEBRO.
Cost of Goods Sold
The Cost of goods sold and our gross margin were as follows (dollars in thousands):

	Three Months Ended September 30,		Percentage Change - Q3 2019 v. Q3 2018	Nine Months Ended September 30,		Percentage Change - Year to Date 2019 v. 2018
	2019	2018		2019	2018
Cost of goods sold	$7,537	$7,360	2%	$22,577	$18,996	19%
Gross margin	96%	95%		96%	96%
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty payable to GSK on U.S. net sales of any product incorporating cabozantinib, as well as the cost of inventory sold, indirect labor costs, write-downs related to expiring and excess inventory, and other third-party logistics costs. The increases in Cost of goods sold for the three and nine months ended September 30, 2019, as compared to the comparable periods in 2018, were primarily the result of the increases in product sales volume described above. We do not expect our gross margin to change significantly during the remainder of 2019.
Research and Development Expenses
Research and development expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Percentage Change - Q3 2019 v. Q3 2018	Nine Months Ended September 30,		Percentage Change - Year to Date 2019 v. 2018
	2019	2018		2019	2018
Research and development expenses	$97,295	$44,741	117%	$242,516	$124,986	94%
Research and development expenses consist primarily of clinical trial costs, personnel expenses, license and other collaboration costs, consulting and outside services, stock-based compensation and the allocation of general corporate costs.

The increases in Research and development expenses for the three and nine months ended September 30, 2019, as compared to the comparable periods in 2018, were primarily related to increases in clinical trial costs, license and other collaboration costs, personnel expenses, the allocation of general corporate costs and stock-based compensation. Clinical trial costs, which includes services performed by third-party contract research organizations and other vendors who support our clinical trials, and comparator drug purchases, increased $20.8 million and $54.1 million for the three and nine months ended September 30, 2019, respectively, as compared to the comparable periods in 2018. The increases in clinical trial costs were primarily due to costs associated with the expanding clinical trial program for cabozantinib that now includes four phase 3 pivotal studies (CheckMate 9ER, COSMIC-311, COSMIC-312 and COSMIC-313), as well as the multi-cohort phase 1b study (COSMIC-021). License and other collaboration costs increased $20.5 million and $30.4 million for the three and nine months ended September 30, 2019, respectively, as compared to the comparable periods in 2018, primarily as a result of the collaboration agreements we entered into with Aurigene in July 2019 and Iconic in May 2019. Personnel expenses increased $3.8 million and $13.0 million and the allocation of general corporate costs increased $1.3 million and $4.5 million for the three and nine months ended September 30, 2019, respectively, as compared to the comparable periods in 2018, primarily due to increases in headcount to support our expanded discovery and development efforts. Stock-based compensation increased $1.1 million and $4.6 million for the three and nine months ended September 30, 2019, respectively, as compared to the comparable periods in 2018, primarily due to the increases in headcount, as well as the expense recognition for restricted stock units that were granted in September 2018 that either have vested or will vest upon the achievement of specific performance targets (the 2018 PSUs).
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expenses:
Development:
Clinical trial costs	$38,055	$17,242	$94,612	$40,482
Personnel expenses	14,964	12,316	44,077	34,182
Consulting and outside services	4,084	1,943	10,884	6,969
Other development costs	3,754	2,925	11,824	10,257
Total development	60,857	34,426	161,397	91,890
Drug discovery:
License and other collaboration costs	20,910	367	38,390	7,708
Other drug discovery (1)	6,896	3,706	17,870	9,646
Total drug discovery	27,806	4,073	56,260	17,354
Other (2)	8,632	6,242	24,859	15,742
Total research and development expenses	$97,295	$44,741	$242,516	$124,986
____________________

(1)	Primarily includes personnel expenses, consulting and outside services and laboratory supplies.

(2)	Includes stock-based compensation and the allocation of general corporate costs to research and development.
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
We expect our Research and development expenses to continue to increase as we expand the cabozantinib development program and our product pipeline.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Percentage Change - Q3 2019 v. Q3 2018	Nine Months Ended September 30,		Percentage Change - Year to Date 2019 v. 2018
	2019	2018		2019	2018
Selling, general and administrative expenses	$51,265	$48,120	7%	$170,218	$153,989	11%
Selling, general and administrative expenses consist primarily of personnel expenses, consulting and outside services, stock-based compensation and marketing costs.
The increases in Selling, general and administrative expenses for the three and nine months ended September 30, 2019, as compared to the comparable periods in 2018, were primarily related to increases in stock-based compensation, personnel expenses and consulting and outside services, and were partially offset by a decrease in corporate giving. Stock-based compensation increased $2.3 million and $7.8 million for the three and nine months ended September 30, 2019, respectively, as compared to the comparable periods in 2018, primarily due to increases in administrative headcount to support the company’s commercial and research and development organizations as well as the expense recognition for the 2018 PSUs. Personnel expenses increased $2.6 million and $7.2 million for the three and nine months ended September 30, 2019, respectively, as compared to the comparable periods in 2018, primarily due to increases in headcount. Consulting and outside services increased $0.3 million and $5.1 million for the three and nine months ended September 30, 2019, respectively, as compared to the comparable periods in 2018, primarily due to increases in marketing activities in support of the CABOMETYX launch in HCC and continued support of the product in an increasingly competitive RCC market. Corporate giving, consisting predominantly of donations to independent patient support foundations, decreased $2.1 million and $6.9 million for the three and nine months ended September 30, 2019, respectively, as compared to the comparable periods in 2018.
We expect our Selling, general and administrative expenses to increase modestly to support our overall organizational growth.
Other Income (Expense), Net
Other income (expense), net, was as follows (dollars in thousands):

	Three Months Ended September 30,		Percentage Change - Q3 2019 v. Q3 2018	Nine Months Ended September 30,		Percentage Change - Year to Date 2019 v. 2018
	2019	2018		2019	2018
Interest income	$7,191	$3,507	105%	$20,253	$8,099	150%
Other, net	(140)	271	n/m	688	368	87%
Total other income (expense), net	$7,051	$3,778	87%	$20,941	$8,467	147%
The increases in Interest income for the three and nine months ended September 30, 2019, as compared to the comparable periods in 2018, were the result of both an increase in our investment balances and an increase in the yield earned on those investments.
Provision for Income Taxes
The Provision for income taxes was as follows (dollars in thousands):

	Three Months Ended September 30,		Percentage Change - Q3 2019 v. Q3 2018	Nine Months Ended September 30,		Percentage Change - Year to Date 2019 v. 2018
	2019	2018		2019	2018
Provision for income taxes	$25,205	$2,324	985%	$60,826	$5,739	960%
Our effective income tax rates were 20.5% and 19.4% during the three and nine months ended September 30, 2019, respectively, as compared to 1.8% and 1.7% for the comparable periods in 2018. The Provision for income taxes relating to our pre-tax income for the three and nine months ended September 30, 2018 was largely offset by a valuation allowance against our net operating loss carryforwards and other deferred tax assets. At December 31, 2018, we released substantially all of the remaining valuation allowance against our deferred tax assets, after we determined that it was more likely than not that these deferred tax assets would be realized.
Liquidity and Capital Resources
As of September 30, 2019, we had $1.2 billion in cash and investments. We anticipate that the aggregate of our current cash and cash equivalents, short-term investments available for operations, product revenues and collaboration revenues will enable us to maintain our operations for a period of at least 12 months following the filing date of this report. The sufficiency of our cash resources depends on numerous assumptions, including assumptions related to product sales and operating expenses, as well as the other factors set forth in “Risk Factors” under the headings “Risks Related to our Capital Requirements, Accounting and Financial Results,” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Our assumptions may prove to be wrong or other factors may adversely affect our sources of cash and, as a result, we may not have the cash resources to fund our operations as currently planned, which would have a material adverse effect on our business.
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
Sources and Uses of Cash
The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$368,935	$311,129
Net cash used in investing activities	$(457,046)	$(155,051)
Net cash provided by financing activities	$15,553	$10,835
Operating Activities
Our operating activities provided cash of $368.9 million for nine months ended September 30, 2019, compared to $311.1 million of for the comparable period in 2018.
Cash flows provided by operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash provided by operating activities is derived by adjusting our net income for: non-cash operating items such as deferred income taxes, share-based compensation charges, depreciation and amortization, and 401(k) matching contributions made in common stock; and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our Condensed Consolidated Statements of Income.
The most significant factors that contributed to the increase in cash provided by operating activities for the nine months ended September 30, 2019, as compared to the comparable period in 2018, was $96.0 million in milestone payments received from Ipsen, Takeda and Daiichi Sankyo, including $60.0 million in payments for milestones that had previously been recognized and were included in Trade receivables, net as of December 31, 2018, and an increase in cash received on sales of our products. Those increases were partially offset by an increase in cash paid for operating expenses for the nine months ended September 30, 2019, as compared to the comparable period in 2018.
Investing Activities
Our investing activities used cash of $457.0 million for the nine months ended September 30, 2019, as compared to $155.1 million during the comparable period in 2018.
Cash used in investing activities for the nine months ended September 30, 2019 was primarily due to investment purchases of $887.7 million and Property and equipment purchases of $5.6 million, less cash provided by the maturity and sale of investments of $422.4 million and $13.1 million, respectively.
Cash used in investing activities for the nine months ended September 30, 2018 was primarily due to investment purchases of $368.3 million and Property and equipment purchases of $30.4 million, less cash provided by the maturity and sale of investments of $231.2 million and $11.9 million, respectively.
Financing Activities
Cash provided by financing activities was $15.6 million for the nine months ended September 30, 2019, as compared to $10.8 million during the comparable period in 2018.

Cash provided by financing activities for the nine months ended September 30, 2019 was primarily a result of $19.0 million in proceeds from the issuance of common stock under our equity incentive plans, partially offset by $3.4 million of taxes paid related to net share settlements.
Cash provided by financing activities for the nine months ended September 30, 2018 was primarily a result of $14.0 million in proceeds from the issuance of common stock under our equity incentive plans, partially offset by $3.2 million of taxes paid related to net share settlements.
Contractual Obligations
Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of September 30, 2019 from those as of December 31, 2018.
In April 2019, we entered into an amendment to the existing Lease Agreement dated May 2, 2017, as amended (the Lease) relating to our corporate headquarters located in Alameda, California, and in August 2019 we entered into an agreement that will further amend the Lease upon consummation of a third-party transaction. See “Note 11. Leases” in our “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about these amendments to the Lease.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any material off-balance-sheet arrangements, as defined by applicable SEC regulations.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2019, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019.
Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks at September 30, 2019 have not changed significantly from those described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In October 2019, we received a notice letter regarding an ANDA submitted to the FDA by MSN, requesting approval to market a generic version of CABOMETYX tablets. The notice letter included a Paragraph IV certification with respect to our U.S. Patent Nos. 8,877,776, 9,724,342, 10,034,873 and 10,039,757, which are listed in the FDA publication Approved Drug Products with Therapeutic Equivalence Evaluations, also referred to as the Orange Book. MSN’s notice letter does not provide a Paragraph IV certification against the CABOMETYX composition of matter patent, U.S. Patent No. 7,579,473, which expires on August 14, 2026, and therefore this patent is not presently at issue. On October 29, 2019, we filed a complaint for patent infringement against MSN asserting U.S. Patent No. 8,877,776 in the United States District Court for the District of Delaware (the Delaware District Federal Court) arising from MSN’s ANDA filing with the FDA. Based on the information we have received to date, our complaint does not allege infringement of U.S. Patent Nos. 9,724,342, 10,034,873 and 10,039,757. We are seeking, among other relief, an order that the effective date of any FDA approval of the ANDA would be a date no earlier than the expiration of U.S. Patent No. 8,877,776 on October 8, 2030 and equitable relief enjoining MSN from infringing this patent.
  We may also from time to time become a party or subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Some of these proceedings have involved, and may involve in the future, claims that are subject to substantial uncertainties and unascertainable damages.
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
Our mission is to maximize the clinical and commercial potential of cabozantinib, and to position us for future growth through our discovery efforts and expansion of our development pipeline. We anticipate that for the foreseeable future, our ability to maintain or meaningfully increase unrestricted cash flow to fund our business operations and growth will depend upon the continued commercial success of CABOMETYX as a treatment for advanced RCC and previously treated HCC, and potentially for other indications for which cabozantinib is in late-stage clinical trials, if warranted by the data generated from such trials. The commercial success of CABOMETYX in its approved indications is subject to a variety of factors, most importantly, the drug’s perceived benefit/risk profile as compared to the benefit/risk profiles of other treatments available or in development for these conditions. If revenue from CABOMETYX decreases or remains flat, or if we fail to achieve anticipated product royalties and collaboration milestones, we may need to reduce our operating expenses, access other sources of cash or otherwise modify our business plans, which could have a material adverse impact on our business, financial condition and results of operations. Furthermore, as a consequence of our collaboration agreements with Ipsen and Takeda, we rely heavily upon their regulatory, commercial, medical affairs, market access and other expertise and resources for commercialization of CABOMETYX in their respective territories outside of the U.S. We cannot control the amount and timing of resources that our collaborators dedicate to the commercialization of CABOMETYX, or to its marketing and distribution, and our ability to generate revenues from the commercialization of CABOMETYX by our collaborators depends on their ability to obtain and maintain regulatory approvals for, achieve market acceptance of, and to otherwise effectively market, CABOMETYX in its approved indications in their respective territories. Further, foreign sales of CABOMETYX by our collaborators could be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions or barriers and changes in tariffs, including as a result of the pending withdrawal of the United Kingdom (UK) from the EU (commonly referred to as “Brexit”) and the uncertainty surrounding the date and the terms of the withdrawal, escalating global trade and political tensions, or otherwise. If our collaborators are unable to, or do not invest the resources necessary to successfully commercialize CABOMETYX in the EU and other international territories where it has been approved, this could reduce the amount of revenue we are due to receive under these collaboration agreements, thus resulting in harm to our business and operations.
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
Our ability to increase revenues from sales of CABOMETYX for its approved indications is, and if approved for additional indications will be, highly dependent upon the extent of market acceptance of CABOMETYX among physicians, patients, government health care payers such as Medicare and Medicaid, commercial health care plans and the medical community. If CABOMETYX does not continue to be prescribed broadly for the treatment of its approved RCC and HCC indications, we may not be able to grow product revenues. The degree of market acceptance of CABOMETYX will depend upon a number of factors, including:

•	the effectiveness, or perceived effectiveness, of CABOMETYX in comparison to competing products;

•	the safety of CABOMETYX, including the existence of serious side effects of CABOMETYX and their severity in comparison to those of competing products;

•	CABOMETYX’s relative convenience and ease of administration;

•	potential unexpected results connected with analysis of data from future or ongoing clinical trials of cabozantinib;

•	the timing of CABOMETYX label expansions for additional indications, if any, relative to competitive treatments;

•	the price of CABOMETYX relative to competitive therapies;

•	price increases taken by us and the impact on the net sales price of CABOMETYX as a result of any new laws, regulations or other government initiatives affecting pharmaceutical pricing;

•	the strength of CABOMETYX sales efforts, marketing, market access and product distribution support;

•	our ability to obtain and maintain coverage and reimbursement for CABOMETYX from commercial and government payers; and

•	our ability to enforce our intellectual property rights with respect to CABOMETYX, including against potential generic competition.
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
We also may face competition from manufacturers of generic versions of our marketed products, and both Congress and the FDA are seeking to promote generic competition, including through proposals focused on drug patenting, importation and provision of drug to generic applicants for testing. Such generic competition often results in very significant decreases in the overall sales or prices at which branded products can be sold. Please also see the risk factor entitled, “If competitors use litigation and regulatory means to obtain approval for generic versions of our marketed products, our business will suffer.”
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
Specifically, we may face uncertainties as a result of executive, legislative and administrative efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the penalty enforcing the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. The decision has been appealed to the U.S. Court of Appeals for the Fifth Circuit, and the Trump administration filed its brief in support of the decision of the Texas District Court judge on May 1, 2019. While the Texas District Court Judge, as well as the Trump Administration and the Centers for Medicare and Medicaid Services, have stated that the ruling will have no immediate effect pending the appeal, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the PPACA will impact the PPACA. There is no assurance that the PPACA, as currently enacted or as amended in the future, will not have a material adverse impact on our business financial condition and results of operations, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business. The Trump Administration has also indicated an intention to regulate prescription drug pricing, and recent Congressional hearings and proposed legislation have brought increased public attention to the costs of prescription drugs. These actions and the uncertainty about the future of the

PPACA, healthcare laws or future legislation on drug pricing at the federal level may put downward pressure on pharmaceutical pricing and increase our regulatory burdens and operating costs.
There are pending federal and state Congressional proposals that would significantly expand government-provided health insurance coverage, ranging from establishing a single-payer, national health insurance system to more limited buy-in options that would be available to individuals above a certain age. Federal legislation has also been proposed that would authorize states to permit individuals to “buy in” to their state Medicaid programs. Several states are also considering or have already enacted legislation that would allow individuals to “buy in” to the state’s Medicaid program or that would otherwise establish a “public health option,” which could have a significant impact on the healthcare industry. At this stage, we cannot predict how future legislation (or enacted legislation that has yet to be implemented) will affect our business. However, such proposals could have the potential to impact access to and sales of our products.
In August 2017, President Trump signed the FDA Reauthorization Act of 2017, which reauthorized the FDA user fee programs for prescription drugs, generic drugs, medical devices, and biosimilars, under which applicants for such products partially pay for the FDA’s pre-market review of their product candidates and pay other specified fees, including yearly program fees in the case of most New Drug Application (NDA)-approved prescription drugs. The legislation includes, inter alia, measures to expedite the development and approval of generic products, where generic competition is lacking even in the absence of exclusivities or listed patents. The FDA has also released a Drug Competition Action Plan, which proposes actions to broaden access to generic drugs and lower consumers’ health care costs by, among other things, improving the efficiency of the generic drug approval process and supporting the development of complex generic drugs, and the FDA has taken steps to implement this plan. Moreover, both Congress and the FDA are considering various legislative and regulatory proposals focused on drug competition, including legislation focused on drug patenting, importation, and provision of drug to generic applicants for testing. While we cannot currently predict the specific outcome or impact on our business of such regulatory actions or legislation, they do have the potential to facilitate the development and future approval of generic versions of our products, or otherwise limit or reduce the term for our market exclusivity, which could result in significant decreases in the revenue derived from sales of our marketed products and thereby materially harm our business and financial condition.
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
There have been several recent U.S. Congressional inquiries, hearings and proposed and enacted federal legislation designed to, among other things: reduce or limit the prices of drugs and make them more accessible and affordable for patients; reform the structure and financing of public health insurance pharmaceutical benefits, most importantly, Medicare and Medicaid, including through increasing manufacturer contributions to offset Medicare beneficiary costs; facilitate value-based arrangements between manufacturers and payers; bring more transparency to drug pricing rationale and methodologies; and expedite the development and approval of generic drugs and biosimilars. It is entirely unclear what, if any, legislative, regulatory and/or administrative measures that impact the biopharmaceutical industry will eventually be implemented; however, both Congress, and the Trump Administration have indicated that they will continue to seek reforms in this area. While we cannot know the final form of any such reforms, some of the pending legislative proposals, such as those incorporating International Pricing Index models, if enacted, would likely have a significant and far-reaching impact on the biopharmaceutical industry and therefore also likely have a material adverse impact on our business, financial condition and results of operations.

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
Further, in some foreign countries, particularly in the EU, the pricing and reimbursement of prescription pharmaceuticals is subject to governmental control under the respective national health system. In these EU countries, pricing and reimbursement negotiations with governmental authorities or payers can take six to 12 months or longer after the initial marketing authorization is granted for a product, or after the marketing authorization for a new indication is granted. This can substantially delay broad availability of the product. To obtain reimbursement and/or pricing approval in some countries, our collaboration partner, Ipsen, may be required to conduct a study that seeks to establish the cost effectiveness of CABOMETYX compared with other available established therapies. The conduct of such a study could also result in delays in the commercialization of CABOMETYX. Additionally, cost-control initiatives, increasingly based on affordability, could decrease the price we and our collaboration partner, Ipsen, might establish for CABOMETYX, which would result in lower license revenues to us.
Enhanced governmental and private scrutiny over, or investigations or litigation involving, pharmaceutical manufacturer donations to patient assistance programs offered by charitable foundations may require us to modify our programs and could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
To help patients afford our products, we have a patient assistance program and also occasionally make donations to independent charitable foundations that help financially needy patients. These types of programs designed to assist patients with affording pharmaceuticals have become the subject of scrutiny. In recent years, some pharmaceutical manufacturers were named in class action lawsuits challenging the legality of their patient assistance programs and support of independent charitable patient support foundations under a variety of federal and state laws. Notably, certain of these manufacturers have entered into significant monetary or other settlements with the federal government, including entering into Corporate Integrity Agreements, to resolve allegations that they paid kickbacks through independent charitable foundations. Our patient assistance program and support of independent charitable foundations could become the target of similar litigation. Though not affecting CABOMETYX, at least one insurer also has directed its network pharmacies to no longer accept manufacturer co-payment coupons for certain specialty drugs the insurer identified. In addition, certain state and federal enforcement authorities and members of Congress have initiated inquiries about co-pay assistance programs. Some state legislatures have also been considering proposals that would restrict or ban co-pay coupons.

In addition, there has been regulatory review, Congressional interest and enhanced government scrutiny of donations by pharmaceutical companies to patient assistance programs operated by charitable foundations. The U.S. Department of Health and Human Services Office of Inspector General has established specific guidelines permitting pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we are deemed not to have complied with laws or regulations in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. Further, numerous organizations, including pharmaceutical manufacturers, have received subpoenas from the U.S. Department of Justice and other enforcement authorities seeking information related to their patient assistance programs and support, and, as noted above, certain of these organizations have entered into, or have otherwise agreed to, significant civil settlements with applicable enforcement authorities. Additionally, in March 2019, the Senate Finance Committee launched an inquiry into alleged ties between pharmaceutical manufacturers and patient assistance charitable foundations. It is possible that future legislation may propose establishing requirements that affect pharmaceutical manufacturers and such charitable organizations. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
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
The legislative and regulatory landscape for privacy and data protection in the U.S. continues to evolve, and there has been an increasing focus on privacy and data protection, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws governing the collection, use and disclosure of personal information. For example, in June 2018, Jerry Brown, the Governor of California at the time, signed into law the California Consumer Privacy Act of 2018 (CCPA), which was subsequently amended, and which goes into operation on January 1, 2020 and will give California residents expanded privacy rights and protections and will provide for civil penalties for violations and statutory damages under a private right of action for data breaches. There are similar legislative proposals being advanced in other states, and Congress is also considering federal privacy legislation. In addition, most healthcare providers who are expected to prescribe our products, and from whom we obtain patient health information, are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, we could be subject to criminal penalties if we knowingly encourage a HIPAA-covered entity (or its business associate) to use or disclose individually identifiable health information in a manner not authorized or permitted by HIPAA. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. For example, the EU General Data Protection Regulation 2016/679 (GDPR), which became enforceable on May 25, 2018, regulates the processing of personal data of individuals within the EU, even if, under certain circumstances, that processing occurs outside the EU, and also restricts transfers of such data to countries outside of the EU, including the United States. Switzerland is updating the Swiss Data Protection Act, and updates to data protection laws in other countries may occur in due course. In connection with these new laws, in particular the CCPA and GDPR, we have modified or are reviewing certain of our policies and procedures with respect to the collection and processing of personal data. We will continue to review all future privacy and other regulations implemented pursuant to the CCPA, GDPR and other applicable laws to assess whether additional procedural safeguards are warranted, which may cause us to incur additional expenses or otherwise limit our ability to collect and process personal data. Failure to provide adequate privacy or data security protections or maintain compliance with these laws and regulations could jeopardize certain domestic and cross-border business transactions and create additional liabilities for us, including the imposition of sanctions or other penalties, litigation or an increase in our cost of doing business.
If competitors use litigation and regulatory means to obtain approval for generic versions of our marketed products, our business will suffer.
Under the FDCA, the FDA can approve an ANDA for a generic version of a branded drug without the applicant undertaking the human clinical testing necessary to obtain approval to market a new drug. The FDA can also approve an NDA under section 505(b)(2) of the FDCA that relies in whole or in part on the agency’s findings of safety and/or effectiveness for a previously approved drug. Both the ANDA and 505(b)(2) processes are discussed in more detail under “Item 1. Business-Government Regulation-The Hatch-Waxman Act” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 22, 2019. In either case, if an ANDA or 505(b)(2) applicant submits an application referencing one of our marketed products prior to the expiry of one or more our Orange Book-listed patents for the applicable product, we may engage in litigation with the potential generic competitor to protect our patent rights, which will require us to incur significant expense and result in distraction for our management team, and could also have an adverse impact on our stock price. If one or more companies receive FDA approval of an ANDA or 505(b)(2) NDA, it is possible that such company or companies could introduce generic versions of our marketed products before our patents expire if they do not infringe our patents or if it is determined that our patents are invalid or unenforceable. In particular, we expect generic cabozantinib products would be offered at a significantly lower price compared to our marketed cabozantinib products. Regardless of the regulatory approach, whether through the ANDA or 505(b)(2) pathways or otherwise, the introduction of a generic version of any of our marketed products could result in significant decreases in the revenue derived from sales of our marketed products and thereby materially harm our business and financial condition.
In October 2019, we received a notice letter regarding an ANDA submitted to the FDA by MSN, requesting approval to market a generic version of CABOMETYX tablets. The notice letter included a Paragraph IV certification with respect to our U.S. Patent Nos. 8,877,776, 9,724,342, 10,034,873 and 10,039,757, which are listed in the Orange Book.  MSN’s notice letter does not provide a Paragraph IV certification against the CABOMETYX composition of matter patent, U.S. Patent No. 7,579,473, which expires on August 16, 2026. On October 29, 2019, we filed a complaint for patent infringement against MSN asserting U.S. Patent No. 8,877,776 in the Delaware District Federal Court arising from MSN’s ANDA filing with the FDA. Based on the information we have received to date, our complaint does not allege infringement of U.S. Patent Nos. 9,724,342, 10,034,873 and 10,039,757. We are seeking, among other relief, an order that the effective date of any FDA approval of the ANDA would be a date no earlier than the expiration of U.S. Patent No. 8,877,776 on October 8, 2030 and equitable relief enjoining MSN from infringing this patent. We cannot assure you that the lawsuit will prevent the introduction of a generic version of CABOMETYX for any particular length of time, or at all. If MSN’s ANDA is approved, and a generic version of CABOMETYX is introduced following the expiration of our composition of matter patent in 2026, our sales of CABOMETYX would be adversely affected. In addition, we cannot predict what additional ANDAs could be filed by MSN or other potential generic competitors requesting approval to market generic forms of cabozantinib, including against the cabozantinib composition of matter patent that MSN has not challenged, which would require us to incur significant additional expense and result in distraction for our management team, and if approved, result in significant decreases in the revenue derived from sales of our marketed products and thereby materially harm our business and financial condition.
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
We and our employees are increasingly utilizing social media tools and our website as a means of communication. For example, we use Facebook and Twitter to communicate with the medical community and the investing public, although we do not intend to disclose material, nonpublic information through these means. Despite our efforts to monitor evolving social media communication guidelines and comply with applicable laws and regulations, there is risk that the unauthorized use of social media by us or our employees to communicate about our products or business, or any inadvertent disclosure of material, nonpublic information through these means, may cause us to be found in violation of applicable laws and regulations, which may give rise to liability and result in harm to our business. In addition, there is also risk of inappropriate disclosure of sensitive information, which could result in significant legal and financial exposure and reputational damages that could potentially have a material adverse impact on our business, financial condition and results of operations. Furthermore, negative posts or comments about us or our products on social media could seriously damage our reputation, brand image and goodwill.
Risks Related to Our Capital Requirements, Accounting and Financial Results
We may be unable to maintain or increase profitability.
Although we reported net income of $252.3 million and $690.1 million for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively, we may not be able to maintain or increase profitability on a quarterly or annual basis, and we are unable to predict the extent of long-range future profits or losses. The amount of our net profits or losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the U.S.; achievement of clinical, regulatory and commercial milestones, if any, under our collaboration agreements with Ipsen and Takeda; the amount of royalties from sales of CABOMETYX and COMETRIQ outside of the U.S. under our collaboration agreements with Ipsen and Takeda; other collaboration revenues; and the level of our expenses, including development and commercialization activities for cabozantinib and any pipeline expansion efforts. We expect to continue to spend significant additional amounts to fund the continued development of cabozantinib for additional indications and the commercialization of our approved products. In addition, we intend to continue to expand our product pipeline through our internal drug discovery efforts and the execution of strategic transactions that align with our oncology drug development expertise, which efforts could involve substantial costs. To offset these costs, we will need to generate substantial revenues. If these costs exceed our expectations, or we fail to achieve anticipated revenue targets, the market value of our common stock may decline.
If additional capital is not available to us when we need it, we may be unable to expand our product offerings and maintain business growth.
As of September 30, 2019, we had $1,248.4 million in cash and investments as compared to $851.6 million as of December 31, 2018. Our business operations grew substantially during 2018 and the first nine months of 2019. In order to maintain business growth, we plan to continue to execute on our U.S. commercialization plans for CABOMETYX, while reinvesting in our product pipeline through the continued development of cabozantinib and our other product candidates, internal discovery activities and the execution of strategic transactions. Our ability to achieve these business objectives will depend on many factors including but not limited to:

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
The Tax Cuts and Jobs Act could be amended or subject to technical correction, which could change the financial impacts that were recorded at December 31, 2018 and September 30, 2019, or are expected to be recorded in future periods. Additionally, further guidance may be forthcoming from the FASB and SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts, possibly with retroactive effect.
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
Brexit has created significant uncertainty concerning the terms of the UK withdrawal from the EU and the future relationship between the UK and the EU. On April 11, 2019, the European Council agreed at its Special Meeting to extend the UK’s departure date to October 31, 2019, and then on October 28, 2019, the European Council informally agreed to further extend the departure date to January 31, 2020, though this latest extension allows the UK to withdraw from the EU prior to January 31, 2020 if a transition agreement is ratified by both the UK Parliament and the European Parliament. However, despite numerous proposals to provide for a more fair and reasonable exit, both the EU and the UK are preparing for a “no deal” scenario in which the UK will leave the EU as a “third country” without the benefit of any transition arrangements. In addition, the resignation of Theresa May and election of Boris Johnson as UK Prime Minister has further increased this uncertainty, since the UK’s future position on Brexit will depend significantly upon the policies and political decisions of the new administration under the premiership of Prime Minister Johnson.
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
Numerous companies have been subject to a wide variety of security incidents, cyber-attacks (including through use of ransomware) and other attempts to gain unauthorized access or otherwise compromise information technology systems. In fact, although the aggregate impact of cyber-attacks on our operations and financial condition has not been material to date, we have frequently been the target of threats of this nature and expect them to continue. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack, and such threats can also vary in motive (including corporate espionage). Cyber threats may be generic, or they may be custom-crafted against our information systems. Cyber-attacks continue to become more prevalent and much harder to detect and defend against. Our network and storage applications and those of our contract manufacturing organizations, contract research organizations or vendors may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose our sensitive business information (or sensitive business information of our collaboration partners, which may lead to significant liability for us). A data security breach could also lead to public exposure of personal information of our clinical trial patients, employees or others. Any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation and business, compel us to comply with federal and/or state breach notification laws and foreign law equivalents (including the GDPR), subject us to investigations and mandatory corrective action, or otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could disrupt our business, result in increased costs or loss of revenue, and/or result in significant financial exposure. Furthermore, the costs of maintaining or upgrading our cyber-security systems (including the recruitment and retention of experienced information technology professionals, who are in high demand) at the level necessary to keep up with our expanding operations and prevent against potential attacks are increasing, and despite our best efforts, our network security and data recovery measures and those of our vendors may still not be adequate to protect against such security breaches and disruptions, which could cause material harm to our business, financial condition and results of operations.
If we are unable to adequately protect our intellectual property, third parties may be able to use our technology, which could adversely affect our ability to compete in the market.
Our success will depend in part upon our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of biopharmaceutical companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We will continue to apply for patents covering our technologies and products as, where and when we deem lawful and appropriate. However, these applications may be challenged or may fail to result in issued patents. Our issued patents have been and may in the future be challenged by third parties as invalid or unenforceable under U.S. or foreign laws, or they may be infringed by third parties, and we are from time to time involved in the defense and enforcement of our patents or other intellectual property rights in a court of law, U.S. Patent and Trademark Office inter partes review or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the U.S. and elsewhere. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse outcome may allow third parties to use our intellectual property without a license and/or allow third parties to introduce generic and other competing products, any of which would negatively impact our business. Third parties may also attempt to invalidate or design around our patents, or assert that they are invalid or otherwise unenforceable, and seek to introduce generic versions of cabozantinib. For example, in October 2019, we received a notice letter from MSN that it has filed an ANDA with the FDA for a generic version of CABOMETYX tablets, and we subsequently filed a patent infringement lawsuit against MSN on October 29, 2019. Should MSN or any other third parties receive FDA approval of an ANDA for a generic version of cabozantinib or a 505(b)(2) NDA with respect to cabozantinib, and if our patents covering cabozantinib were held to be invalid (or if such competing generic versions of cabozantinib were found to not infringe our patents), then they could introduce generic versions of cabozantinib or other such 505(b)(2) products before our patents expire, and the resulting generic competition would negatively affect our business, financial condition and results of operations. Please also see the risk factor entitled, “If competitors use litigation and regulatory means to obtain approval for generic versions of our marketed products, our business will suffer.”
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
We have experienced and expect to continue to experience growth in the number of our employees and in the scope of our operations. This growth places significant demands on our management, operational and financial resources, and our current and planned personnel, facilities, systems, procedures and controls may not be adequate to support our growth. To effectively manage our growth, we must continue to improve existing, and implement new, facilities, operational and financial systems, and procedures and controls, as well as expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies or control deficiencies. We expect that we may need to increase our management personnel to oversee our expanding operations, and recruiting and retaining qualified individuals is difficult. If we are unable to manage our growth effectively, or are unsuccessful in recruiting qualified management personnel, there could be a material adverse impact on our business, financial condition and results of operations, and our prospects may be adversely affected.

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

•
disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies, including with respect our current and potential future patent litigations against MSN and potential future generic applicants;

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

•	the announcement of new products or clinical trial data by our competitors;

•	the announcement of regulatory applications, such as MSN’s ANDA, seeking approval of generic versions of our marketed products;

•	quarterly variations in our or our competitors’ results of operations;

•	developments in our relationships with our collaborators, including the termination or modification of our agreements;

•	the announcement of an in-licensed product candidate or strategic acquisition;

•	conflicts or litigation with our collaborators;

•	litigation, including intellectual property infringement and product liability lawsuits, involving us;

•	changes in earnings estimates or recommendations by securities analysts and any failure to achieve the operating results projected by securities analysts;

•	the entry into new financing arrangements;

•	developments in the biotechnology, biopharmaceutical or pharmaceutical industry;

•	sales of large blocks of our common stock or sales of our common stock by our executive officers, directors and significant stockholders;

•	additions and departures of key personnel or board members;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Build to Suit Lease
On October 25, 2019, we entered into a build-to-suit Lease Agreement (the Build-to-Suit Lease) with Ernst Development Partners, Inc. (Ernst), for approximately 220,000 square feet of office space located in Alameda, California (the New Premises), adjacent to our current corporate headquarters (the Current Premises).
The term of the Build-to-Suit Lease is for a period of 242 months (the Term), which will begin on the completion of the building and tenant improvements by Ernst. The Term is currently anticipated to begin on October 25, 2021. The monthly base rent under the Build-to-Suit Lease will equal to a percentage of the total development costs incurred in connection with the development of the New Premises (excluding the cost of the tenant improvements in excess of the allowance provided by Ernst and any development costs we pay) and is currently estimated to be about $726,000, subject to an annual increase of 3% during the Term. The monthly base rent will begin sixty days following commencement of the Term. We will also be responsible for paying operating expenses related to the New Premises. We have been provided an allowance of $75 per square foot of the New Premises (approximately $16.5 million) for tenant improvements to the New Premises. To the extent that the total development costs of the New Premises exceeds $525 per square foot, we will also pay 50% of such excess costs prior to the commencement of the Term, and may be required to secure such amount and the cost of the tenant improvements in excess of the allowance by providing a letter of credit or depositing such amounts in an account with Ernst’s lender prior to the start of construction.
The Build-to-Suit Lease includes two five-year options to extend the term of the Build-to-Suit Lease, exercisable under certain conditions and at a market rate determined in accordance with the Build-to-Suit Lease. We have a one-time option to terminate the Build-to-Suit Lease without cause after the 180th month of the Term, exercisable under certain conditions as described in the Build-to-Suit Lease and subject to a termination payment calculated in accordance with the Build-to-Suit Lease. In addition, we have a right of first offer to purchase the New Premises, subject to certain procedures and exclusions set forth in the Build-to-Suit Lease.
In connection with the Build-to-Suit Lease, we will deliver to Ernst an irrevocable standby letter of credit for $726,000, which amount will be adjusted to reflect the initial monthly base rent once it is determined, as security for our performance of our obligations under the Build-to-Suit Lease.
Ernst does not yet own the land upon which the New Premises will be built, and the Build-to-Suit Lease is subject to termination if Ernst does not acquire such land. The Build-to-Suit Lease contains customary events of default, representations, warranties and covenants.
 The foregoing summary of the Build-to-Suit Lease does not purport to be complete and is qualified in its entirety by the full text of the Build-to-Suit Lease, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Fourth Amendment to the Lease
In the fourth quarter of 2019, Hillwood Enterprises, L.P. (Hillwood) is expected to purchase the project known as 1750 North Loop Road and 1601, 1701, 1751, 1801 and 1851 Harbor Bay Parkway, Alameda, California from Ascentris 105, LLC (the Purchase), which project includes the Current Premises. Effective upon the Purchase, Hillwood will become the landlord pursuant to that certain Lease Agreement dated May 2, 2017, as amended (the Lease).

On August 30, 2019, we entered into an amendment to the Lease with Hillwood (the Fourth Lease Amendment), pursuant to which each of our rights and obligations are contingent upon the Purchase. Effective upon the Purchase, the Fourth Lease Amendment will provide for, among other things, the (i) expansion of the Current Premises by 59,335 square feet of laboratory facilities located at 1701 Harbor Bay Parkway, Alameda, California (the 1701 Expansion Space), (ii) extension of the Lease term through October 31, 2031 (the New Term) and (iii) elimination of our early termination right.
Assuming the Purchase occurs, we expect to take possession of the 1701 Expansion Space on or prior to April 30, 2020 and will begin to pay rent on or within fifteen days following delivery of each respective portion of the 1701 Expansion Space. Following receipt of the entire 1701 Expansion Space, and assuming such receipt occurs on April 30, 2020 (the 1701 Expansion Space Commencement Date), the total monthly base rent under the Lease for the entire premises, consisting of the Current Premises and the 1701 Expansion Space (the Entire Premises) will be $391,580 per month, increasing throughout the remainder of the New Term to $574,975 at the end of the New Term. The aggregate contractual base rent for the entire 228,941 square feet of the Entire Premises from the 1701 Expansion Space Commencement Date through the remainder of the New Term of Lease will be approximately $67.0 million. If any portion of the 1701 Expansion Space is delivered prior to the 1701 Expansion Space Commencement Date, our base rent obligations will increase in accordance with the terms of the Lease. In addition, we will pay the New Landlord specified percentages of certain operating expenses and taxes related to the leased facilities incurred by the New Landlord.
The foregoing summary of the Fourth Lease Amendment does not purport to be complete and is qualified in its entirety by reference to the Fourth Lease Amendment, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Certificate of Change of Registered Agent and/or Registered Office of Exelixis, Inc.	8-K	000-30235	3.1	10/15/2014
3.5	Certificate of Ownership and Merger Merging X-Ceptor Therapeutics, Inc. with and into Exelixis, Inc.	8-K	000-30235	3.2	10/15/2014
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/23/2019
3.7	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.2	5/23/2019
4.1	Specimen Common Stock Certificate	S-1, as amended	333-96335	4.1	4/7/2000
10.1*	Amendment No. 2 dated August 15, 2019 to the Clinical Trial Collaboration Agreement dated February 24, 2017, by and between Exelixis, Inc. and Bristol-Myers Squibb Company					X

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.2	Lease Agreement dated October 25, 2019, between Ernst Development Partners, Inc. and Exelixis, Inc.					X
10.3	Fourth Amendment dated August 30, 2019, to Lease Agreement dated May 2, 2017, between Hillwood Enterprises, L.P. (as successor in interest to Ascentris 105, LLC) and Exelixis, Inc.					X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

*	Portions of this exhibit have been omitted as being immaterial and would be competitively harmful if publicly disclosed.
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

EXELIXIS, INC.

October 30, 2019	By:	/s/ CHRISTOPHER J. SENNER
Date		Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)