Form 10-Q
period 2020-04-03
EXELIXIS, INC.
filed 2020-05-05
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☒
As of April 27, 2020, there were 306,658,794 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$357,340	$266,501
Short-term investments	597,028	585,742
Trade receivables, net	137,338	119,073
Inventory	15,417	12,886
Prepaid expenses and other current assets	29,773	26,988
Total current assets	1,136,896	1,011,190
Long-term investments	486,036	536,385
Property and equipment, net	48,489	48,892
Deferred tax assets, net	163,187	172,374
Goodwill	63,684	63,684
Other long-term assets	57,312	53,145
Total assets	$1,955,604	$1,885,670
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,321	$11,581
Accrued compensation and benefits	26,687	37,364
Accrued clinical trial liabilities	34,969	38,777
Rebates and fees due to customers	23,006	18,719
Accrued collaboration liabilities	8,663	11,856
Other current liabilities	31,831	24,449
Total current liabilities	140,477	142,746
Long-term portion of deferred revenue	14,133	6,596
Long-term portion of operating lease liabilities	47,883	48,011
Other long-term liabilities	5,459	2,347
Total liabilities	207,952	199,700
Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000 shares authorized; issued and outstanding: 305,780 and 304,831 at March 31, 2020 and December 31, 2019, respectively	306	305
Additional paid-in capital	2,258,307	2,241,947
Accumulated other comprehensive income (loss)	(222)	3,069
Accumulated deficit	(510,739)	(559,351)
Total stockholders’ equity	1,747,652	1,685,970
Total liabilities and stockholders’ equity	$1,955,604	$1,885,670

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Net product revenues	$193,880	$179,581
License revenues	20,879	25,564
Collaboration services revenues	12,156	10,342
Total revenues	226,915	215,487
Operating expenses:
Cost of goods sold	9,289	7,501
Research and development	101,877	63,289
Selling, general and administrative	62,940	60,138
Total operating expenses	174,106	130,928
Income from operations	52,809	84,559
Interest income	7,220	6,087
Other income, net	6	25
Income before income taxes	60,035	90,671
Provision for income taxes	11,423	14,896
Net income	$48,612	$75,775
Net income per share:
Basic	$0.16	$0.25
Diluted	$0.15	$0.24
Weighted-average common shares outstanding:
Basic	305,388	300,542
Diluted	315,839	314,644
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$48,612	$75,775
Other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale debt securities, net of tax impact of $941 and ($394), respectively	(3,291)	1,429
Comprehensive income	$45,321	$77,204

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	304,831	$305	$2,241,947	$3,069	$(559,351)	$1,685,970
Net income	—	—	—	—	48,612	48,612
Other comprehensive loss	—	—	—	(3,291)	—	(3,291)
Issuance of common stock under equity incentive plans, net of tax	949	1	2,378	—	—	2,379
Stock-based compensation	—	—	13,982	—	—	13,982
Balance at March 31, 2020	305,780	$306	$2,258,307	$(222)	$(510,739)	$1,747,652

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	299,876	$300	$2,168,217	$(701)	$(880,363)	$1,287,453
Net income	—	—	—	—	75,775	75,775
Other comprehensive income	—	—	—	1,429	—	1,429
Issuance of common stock under equity incentive plans, net of tax	1,644	2	7,832	—	—	7,834
Stock-based compensation	—	—	12,529	—	—	12,529
Balance at March 31, 2019	301,520	$302	$2,188,578	$728	$(804,588)	$1,385,020

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$48,612	$75,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,175	1,962
Stock-based compensation	13,982	12,529
Non-cash lease expense	1,174	440
Deferred taxes	10,128	—
Other, net	(888)	1,054
Changes in operating assets and liabilities:
Trade receivables, net	(18,270)	55,101
Inventory	(4,695)	(305)
Prepaid expenses and other assets	(2,863)	(11,165)
Deferred revenue	8,850	(1,313)
Accounts payable and other liabilities	(2,131)	27,515
Net cash provided by operating activities	56,074	161,593
Cash flows from investing activities:
Purchases of property, equipment and other	(2,961)	(2,307)
Purchases of investments	(251,505)	(239,869)
Proceeds from maturities and sales of investments	287,086	134,519
Net cash provided by (used in) investing activities	32,620	(107,657)
Cash flows from financing activities:
Proceeds from issuance of common stock under equity incentive plans	3,938	6,817
Taxes paid related to net share settlement of equity awards	(1,793)	(1,580)
Other, net	—	(11)
Net cash provided by financing activities	2,145	5,226
Net increase in cash, cash equivalents and restricted cash	90,839	59,162
Cash, cash equivalents and restricted cash at beginning of period	268,137	315,875
Cash, cash equivalents and restricted cash at end of period	$358,976	$375,037
Supplemental cash flow disclosures:
Right-of-use assets obtained in exchange for lease obligations	$576	$8,170
Unpaid liabilities incurred for purchases of property and equipment	$481	$141

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
Since we were founded in 1994, four products resulting from our discovery efforts have progressed through clinical development, received regulatory approval and established a commercial presence in various geographies around the world. Two are derived from cabozantinib, our flagship molecule, an inhibitor of multiple tyrosine kinases including MET, AXL, VEGF receptors and RET. Our cabozantinib products are: CABOMETYX® (cabozantinib) tablets approved for advanced renal cell carcinoma and previously treated hepatocellular carcinoma; and COMETRIQ® (cabozantinib) capsules approved for progressive, metastatic medullary thyroid cancer. For these types of cancer, cabozantinib has become or is becoming a standard of care. Beyond these approved indications, cabozantinib is currently the focus of a broad clinical development program and is being investigated both alone and in combination with other therapies in a wide variety of cancers.
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
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial statements for the periods presented have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any future period. The accompanying Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the SEC on February 25, 2020.
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2020, which is a 52-week fiscal year, will end on January 1, 2021 and fiscal year 2019, which was a 53-week fiscal year, ended on January 3, 2020. For convenience, references in this report as of and for the three months ended April 3, 2020 and March 29, 2019, and as of and for the fiscal years ending January 1, 2021, and ended January 3, 2020, are indicated as being as of and for the three months ended March 31, 2020 and March 31, 2019 and the years ending December 31, 2020 and ended December 31, 2019, respectively. Similarly, references in this report to the first day of the fiscal year ending January 1, 2021 are indicated as being as of January 1, 2020.
Reclassifications
Certain prior period amounts in the accompanying Condensed Consolidated Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported total revenue, income from operations, net income, total assets, total liabilities or total stockholders’ equity.

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
In March 2020, we received the 2020 preliminary fee notice from the Internal Revenue Service for the Branded Prescription Drug Fee for the 2018 sales year, which resulted in an increase in our estimate of such fees for the 2018 and 2019 sales years. Accordingly, we recorded an adjustment during the three months ended March 31, 2020 to increase selling, general and administrative expenses and our accrual for these fees by $5.4 million. This adjustment resulted in a decrease of basic and diluted earnings per share of $0.02 for the three months ended March 31, 2020. Our total accrual for the Branded Prescription Drug Fee was $13.4 million and $6.0 million as of March 31, 2020 and December 31, 2019, respectively, of which $8.6 million and $4.4 million was recorded in other current liabilities, and $4.8 million and $1.6 million was recorded in other long-term liabilities.
Recently Adopted Accounting Pronouncements
On January 1, 2020, we adopted Accounting Standards Update (ASU) No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606) when the counterparty is a customer for a distinct good or service (i.e. a unit of account). For units of account that are in the scope of Topic 606, all of the guidance in Topic 606 should be applied, including the guidance on recognition, measurement, presentation and disclosure. ASU 2018-18 precludes entities from presenting amounts related to transactions with a counterparty in a collaborative arrangement that is not a customer as revenue from contracts with customers. If a portion of a distinct bundle of goods or services within an arrangement is not with a customer, then the unit of account is not within the scope of Topic 606, and the recognition and measurement of that unit of account shall be based on analogy to authoritative accounting literature or, if there is no appropriate analogy, a reasonable, rational, and consistently applied accounting policy election. Upon adoption of ASU 2018-18, we have presented revenue from performance obligations associated with our collaboration arrangements that are within the scope of Topic 606 (license revenues) separately from revenue from performance obligations that are not subject to Topic 606 (collaboration services revenues). The adoption of ASU 2018-18 was applied retrospectively, and prior periods have been restated to conform to the presentation proscribed by ASU 2018-18. The adoption of ASU 2018-18 did not impact total revenues for the prior period presented in our Condensed Consolidated Statements of Income.
On January 1, 2020, we adopted ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 simplifies goodwill impairment testing by eliminating the second step of the impairment test. The amended guidance requires an impairment charge to be recognized for the amount by which the carrying amount of a reporting unit exceeds its fair value under a one-step impairment test. The adoption of ASU 2017-04 did not impact our Condensed Consolidated Financial Statements.
On January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (ASU 2016-13). ASU 2016-13 implements an impairment model, known as the current expected credit loss model, that is based on expected losses rather than incurred losses. Under the new guidance, we will recognize our estimate of current expected credit losses as an allowance on financial assets measured at amortized cost, including accounts receivable, unbilled collaboration revenue, and investments classified as available for sale. Current expected credit losses were immaterial as of the date of adoption, and the adoption of ASU 2016-13 did not have a significant impact on our Condensed Consolidated Financial Statements.
Investment Impairment
Quarterly, we assess each of our investments in available-for-sale debt securities whose fair value is below its cost basis to determine if the investment’s impairment is due to credit-related factors or noncredit-related factors. Factors considered in determining whether an impairment is credit-related include the extent to which the investment’s fair value is less than its cost basis, declines in published credit ratings, issuer default on interest or principal payments, and declines in the financial condition and near-term prospects of the issuer. If we determine a credit-related impairment exists, we will measure the credit loss based on a discounted cash flows model. Credit-related impairments on available-for-sale debt securities are recognized as an allowance for credit losses with a corresponding adjustment to other income, net in the accompanying Condensed Consolidated Statements of Income. The portion of the impairment that is not credit-related is recorded, net of applicable taxes, as a reduction of other comprehensive income.
We have elected to exclude accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt security for the purposes of identifying and measuring an impairment. We write-off accrued interest as a reduction of interest income when an issuer has defaulted on interest payments due on the security.
Accounts Receivable
Trade receivables, net contain amounts billed to our customers for product sales, and amounts billed to our collaboration partners for development, regulatory and sales-based milestone payments, royalties on the sale of licensed products, profit-sharing arrangements, development cost reimbursements, and payments for product supply services. Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S., and collaboration partners that are located in Europe and Japan. We record trade receivables net of allowances for credit losses and chargebacks, and cash discounts for prompt payment. We apply an aging method to estimate credit losses and consider our historical loss information, adjusted to account for current conditions, and reasonable and supportable forecasts of future economic conditions affecting our customers.
Goodwill
We recorded goodwill amounts as the excess purchase price over tangible assets, liabilities and intangible assets acquired based on their estimated fair value. We review the carrying amount of goodwill for impairment annually and whenever events or changes in circumstance indicate that the carrying value may not be recoverable. We perform our annual assessment of the recoverability of our goodwill as of the first day of our fourth quarter. The assessment of recoverability may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We perform a quantitative assessment if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment determines whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recognized for the amount by which the carrying amount of a reporting unit exceeds its fair value, limited to the goodwill balance. We operate in one business segment, which is also considered to be our sole reporting unit and therefore, goodwill is tested for impairment at the enterprise level. We did not recognize any impairment charges in any of the periods presented.
Collaboration Agreements
We assess whether our collaboration agreements are subject to ASC Topic 808, Collaborative Arrangements (Topic 808) based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of Topic 808, we apply the unit of account guidance under Topic 606 to identify distinct performance obligations, and then determine whether a customer relationship exists for each distinct performance obligation. If we determine a performance obligation within the arrangement is with a customer, we apply the guidance in Topic 606. If a portion of a distinct bundle of goods or services within an arrangement is not with a customer, then the unit of account is not within the scope of Topic 606, and the recognition and measurement of that unit of account shall be based on analogy to authoritative accounting literature or, if there is no appropriate analogy, a reasonable, rational, and consistently applied accounting policy election.

We enter into collaboration arrangements, under which we license certain rights to our intellectual property to third parties. The terms of these arrangements typically include payments to us for one or more of the following: non-refundable, up-front license fees; development, regulatory and sales-based milestone payments; product supply services; development cost reimbursements; profit-sharing arrangements; and royalties on net sales of licensed products. As part of the accounting for these arrangements, we develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. These key assumptions may include forecasted revenues, clinical development timelines and costs, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.
Up-front License Fees: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from nonrefundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress at the end of each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
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
Product Supply Services: Arrangements that include a promise for the future supply of drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations.
Development Cost Reimbursements: Our collaboration arrangements may include promises of future clinical development and drug safety services, as well as participation on certain joint committees. When such services are provided to a customer, and they are distinct from the licenses provided to our collaboration partners, these promises are accounted for as a separate performance obligation which we estimate using internal development costs incurred and projections through the term of the arrangements. We record revenue for these services as the performance obligations are satisfied over time. However, if we conclude that our collaboration partner is not a customer for those collaborative research and development activities, we present such payments as a reduction of research and development expenses.
Profit-sharing Arrangements: Under the terms of our collaboration agreement with Genentech for cobimetinib, we are entitled to a share of U.S. profits and losses received in connection with the commercialization of cobimetinib. We account for this arrangement in accordance with Topic 606. We have determined that we are an agent under the agreement and therefore revenues are recorded net of costs incurred. We record revenue for the variable consideration associated with the profits and losses under the collaboration agreement when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.
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
Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the Financial Accounting Standards Board issued ASU 2019-12, Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes and clarifying and amending existing guidance. ASU 2019-12 will be effective for us in the first quarter of 2021 with early adoption permitted. We are currently assessing the impact of ASU 2019-12 on our financial statements.
NOTE 2. REVENUES
Revenues consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Product revenues:
Gross product revenues	$252,566	$223,750
Discounts and allowances	(58,686)	(44,169)
Net product revenues	193,880	179,581
Collaboration revenues:
License revenues	20,879	25,564
Collaboration services revenues	12,156	10,342
Total collaboration revenues	33,035	35,906
Total revenues	$226,915	$215,487

Net product revenues and license revenues were recorded in accordance with Topic 606. The related goods and intellectual property license revenues have been recognized at a point in time. License revenues include the recognition of the portion of upfront and milestones payments allocated to the transfer of intellectual property licenses for which it had become probable in the current period that the milestone would be achieved and a significant reversal of revenues would not occur, as well as royalty revenues and our share of profits on the U.S. commercialization of COTELLIC. Collaboration services revenues were recorded in accordance with Topic 808 and by analogy to Topic 606. Collaboration services revenues include the recognition of deferred revenue for the portion of upfront and milestone payments allocated to research and development services performance obligations, development cost reimbursements earned under our collaboration agreements, product supply revenues, net of product supply costs, and the royalties we paid to GlaxoSmithKline (GSK) on sales by Ipsen Pharma SAS (Ipsen) of products containing cabozantinib.
Net product revenues by product were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
CABOMETYX	$189,216	$175,890
COMETRIQ	4,664	3,691
Net product revenues	$193,880	$179,581

The percentage of total revenues by customer who individually accounted for 10% or more of our total revenues were as follows:

	Three Months Ended March 31,
	2020	2019
Affiliates of CVS Health Corporation	18%	15%
Affiliates of McKesson Corporation	15%	12%
Ipsen	13%	10%
Affiliates of AmerisourceBergen Corporation	11%	10%
Affiliates of Optum Specialty Pharmacy	12%	8%
Accredo Health, Incorporated	8%	10%

Revenues by geographic region were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
U.S.	$196,596	$182,126
Europe	29,036	21,868
Japan	1,283	11,493
Total revenues	$226,915	$215,487

Net product revenues are attributed to geographic region based on the ship-to location. Collaboration revenues are attributed to geographic region based on the location of our collaboration partners’ headquarters.
Product Sales Discounts and Allowances
The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Chargebacks and Discounts for Prompt Payment	Other Customer Credits/Fees and Co-pay Assistance	Rebates	Total
Balance at December 31, 2019	$7,514	$3,497	$15,222	$26,233
Provision related to sales made in:
Current period	37,686	4,586	15,821	58,093
Prior periods	41	(167)	719	593
Payments and customer credits issued	(32,584)	(4,842)	(11,830)	(49,256)
Balance at March 31, 2020	$12,657	$3,074	$19,932	$35,663

The allowance for chargebacks and discounts for prompt payment is recorded as a reduction of trade receivables, net and the remaining reserves are recorded as rebates and fees due to customers in the accompanying Condensed Consolidated Balance Sheets.
Contract Assets and Liabilities
We receive payments from our collaboration partners based on billing schedules established in each contract. Amounts are recorded as accounts receivable when our right to consideration is unconditional. We may also recognize revenue in advance of the contractual billing schedule and such amounts are recorded, net of any allowance for credit losses, as a contract asset when recognized. Contract assets, which are presented in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets, were $0 and $1.1 million as of March 31, 2020 and December 31, 2019, respectively. We may be required to defer recognition of revenue for upfront and milestone payments until we perform our obligations under these arrangements, and such amounts are recorded as deferred revenue upon receipt or when due. Contract liabilities were $15.4 million and $6.6 million as of March 31, 2020 and December 31, 2019, respectively. The current portion of the contract liabilities, which are presented in other current liabilities in the accompanying Condensed Consolidated Balance Sheets, were $1.3 million and $0 as of March 31, 2020 and December 31, 2019, respectively. The remainder of the contract liabilities are presented in long-term portion of deferred revenue in the accompanying Condensed Consolidated Balance Sheets. For those contracts that have multiple performance obligations, contract assets and liabilities are reported on a net basis at the contract level.
Significant changes in contract assets during the three months ended March 31, 2020, as compared to December 31, 2019, include the impact of a $10.0 million milestone from Takeda Pharmaceutical Company Limited (Takeda) which was achieved, invoiced and collected during the period.
During the three months ended March 31, 2020 and 2019, we recognized $1.6 million and $1.3 million, respectively, in revenues that were included in the beginning deferred revenue balance for those years.
During the three months ended March 31, 2020 and 2019, we recognized $18.8 million and $25.3 million, respectively, in revenues for performance obligations satisfied in previous periods. Such revenues primarily related to milestone and royalty payments allocated to our license performance obligations of our collaborations with Ipsen, Takeda and Daiichi Sankyo.
As of March 31, 2020, $65.1 million of the transaction price was allocated to performance obligations that had not yet been satisfied, which was considered in the determination of contract assets and liabilities. See “Note 3. Collaboration Agreements - Cabozantinib Commercial Collaborations - Performance Obligations and Transaction Prices for our Ipsen and Takeda Collaborations” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for information about the expected timing to satisfy these performance obligations.
NOTE 3. COLLABORATION AGREEMENTS
We have established multiple collaborations with leading pharmaceutical companies for the commercialization and further development of cabozantinib, Additionally, in line with our business strategy prior to the commercialization of our first product, COMETRIQ, we entered into other collaborations with leading pharmaceutical companies for other compounds and programs in our portfolio. Under these collaborations, we are generally entitled to receive milestone and royalty payments, and for certain collaborations, payments for product supply services, development cost reimbursements, and/or profit-sharing payments. See “Note 2. Revenues” for additional information on revenues recognized under our collaboration agreements during the three months ended March 31, 2020 and 2019.
We have also established multiple collaborations with smaller, discovery-focused biotechnology companies to expand our product pipeline. Under these collaborations, we may be required to make milestone and royalty payments, and for certain collaborations, payments for option exercise fees and/or development cost reimbursements.
See “Note 3. Collaboration Agreements” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of each of our collaboration agreements.
Cabozantinib Collaborations
Ipsen Collaboration
In February 2016, we entered into a collaboration and license agreement with Ipsen for the commercialization and further development of cabozantinib. Under the terms of the collaboration agreement, Ipsen received exclusive commercialization rights for current and potential future cabozantinib indications outside of the U.S., Canada and Japan. The collaboration agreement was subsequently amended on three occasions, including in December 2016 to include commercialization rights in Canada. We have also agreed to collaborate with Ipsen on the development of cabozantinib for current and potential future indications. The parties’ efforts are governed through a joint steering committee and appropriate subcommittees established to guide and oversee the collaboration’s operation and strategic direction; provided, however, that we retain final decision-making authority with respect to cabozantinib’s ongoing development.
Revenues under the collaboration agreement with Ipsen were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
License revenues	$17,949	$13,963
Collaboration services revenues	11,087	7,905
Total	$29,036	$21,868

As of March 31, 2020, $46.6 million of the transaction price allocated to our research and development services was related to performance obligations that had not been satisfied.
Takeda Collaboration
In January 2017, we entered into a collaboration and license agreement with Takeda, which was subsequently amended effective March 2018 and May 2019, to, among other things, modify the amount of reimbursements we receive for costs associated with our required pharmacovigilance activities and milestones we are eligible to receive. Under this collaboration agreement, Takeda has exclusive commercialization rights for current and potential future cabozantinib indications in Japan, and the parties have agreed to collaborate on the clinical development of cabozantinib in Japan. The operation and strategic direction of the parties’ collaboration is governed through a joint executive committee and appropriate subcommittees.

Revenues under the collaboration agreement with Takeda were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
License revenues	$—	$9,056
Collaboration services revenues	1,069	2,437
Total	$1,069	$11,493

As of March 31, 2020, $18.5 million of the transaction price allocated to our research and development services was related to performance obligations that had not been satisfied.
GSK
In October 2002, we established a product development and commercialization collaboration agreement with GSK. We are required to pay a 3% royalty to GSK on the net sales of any product incorporating cabozantinib by us and our collaboration partners. Royalties earned by GSK in connection with the sales of cabozantinib are included in cost of goods sold for sales by us and as a reduction of collaboration services revenues for sales by our collaboration partners. Such royalties were $8.1 million and $7.3 million during the three months ended March 31, 2020 and 2019, respectively.
Genentech Collaboration
In December 2006, we out-licensed the development and commercialization of cobimetinib to Genentech under a worldwide collaboration agreement. In November 2015, the U.S. Food and Drug Administration approved cobimetinib, under the brand name COTELLIC, in combination with Genentech’s Zelboraf (vemurafenib) as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma. COTELLIC in combination with Zelboraf has also been approved in the European Union and multiple additional countries for use in the same indication. License revenues under the collaboration agreement with Genentech were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Profits on U.S. commercialization	$1,407	$1,055
Royalty revenues on ex-U.S. sales	$1,309	$1,490

NOTE 4. CASH AND INVESTMENTS
Cash, Cash Equivalents and Restricted Cash Equivalents
A reconciliation of cash, cash equivalents, and restricted cash equivalents reported within our Condensed Consolidated Balance Sheets to the amount reported within the accompanying Condensed Consolidated Statements of Cash Flows was as follows (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$357,340	$266,501
Restricted cash equivalents included in long-term investments	1,636	1,636
Cash, cash equivalents, and restricted cash equivalents as reported within the accompanying Condensed Consolidated Statements of Cash Flows	$358,976	$268,137

Restricted cash equivalents consisted of certificates of deposit with original maturities of 90 days or less used to collateralize letters of credit. The classification of restricted cash equivalents as long-term is based upon the remaining term of the underlying restriction.

Cash and Investments
Cash and investments consisted of the following (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$202,452	$—	$—	$202,452
Corporate bonds	741,315	2,404	(3,448)	740,271
U.S. Treasury and government-sponsored enterprises	152,922	788	—	153,710
Municipal bonds	15,148	140	—	15,288
Total debt securities available-for-sale	1,111,837	3,332	(3,448)	1,111,721
Cash	8,905	—	—	8,905
Money market funds	273,497	—	—	273,497
Certificates of deposit	46,279	2	—	46,281
Total cash and investments	$1,440,518	$3,334	$(3,448)	$1,440,404

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$389,573	$—	$—	$389,573
Corporate bonds	752,295	3,934	(3)	756,226
U.S. Treasury and government-sponsored enterprises	166,483	187	(5)	166,665
Total debt securities available-for-sale	1,308,351	4,121	(8)	1,312,464
Cash	40,964	—	—	40,964
Money market funds	2,467	—	—	2,467
Certificates of deposit	32,728	5	—	32,733
Total cash and investments	$1,384,510	$4,126	$(8)	$1,388,628

Interest receivable was $5.4 million and $6.2 million as of March 31, 2020 and December 31, 2019, respectively, and is included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Realized gains and losses on the sales of investments available-for-sale were insignificant during the three months ended March 31, 2020 and 2019.
We manage credit risk associated with our investment portfolio through our investment policy, which limits purchases to high-quality issuers and limits the amount of our portfolio that can be invested in a single issuer. The fair value and gross unrealized losses on investment securities available-for-sale in an unrealized loss position were as follows (in thousands):

	March 31, 2020
	Fair Value	Gross Unrealized Losses
Corporate bonds	$351,135	$(3,448)
Total	$351,135	$(3,448)

	December 31, 2019
	Fair Value	Gross Unrealized Losses
Corporate bonds	$14,529	$(3)
U.S. Treasury and government-sponsored enterprises	2,848	(5)
Total	$17,377	$(8)

All securities presented have been in an unrealized loss position less than 12 months as of March 31, 2020 and December 31, 2019. There were 144 and 9 investments in an unrealized loss position as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020 and 2019, we did not record an allowance for credit losses or other impairment charges on our investment securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. Based on the scheduled maturities of our investments, we determined that it was more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The fair value of debt securities available-for-sale by contractual maturity was as follows (in thousands):

	March 31, 2020	December 31, 2019
Maturing in one year or less	$641,070	$789,913
Maturing after one year through five years	470,651	522,551
Total debt securities available-for-sale	$1,111,721	$1,312,464

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
The classifications within the fair value hierarchy of our financial assets that were measured and recorded at fair value on a recurring basis were as follows (in thousands):

	March 31, 2020
	Level 1	Level 2	Total
Commercial paper	$—	$202,452	$202,452
Corporate bonds	—	740,271	740,271
U.S. Treasury and government-sponsored enterprises	—	153,710	153,710
Municipal bonds	—	15,288	15,288
Total debt securities available-for-sale	—	1,111,721	1,111,721
Money market funds	273,497	—	273,497
Certificates of deposit	—	46,281	46,281
Total financial assets carried at fair value	$273,497	$1,158,002	$1,431,499

	December 31, 2019
	Level 1	Level 2	Total
Commercial paper	$—	$389,573	$389,573
Corporate bonds	—	756,226	756,226
U.S. Treasury and government-sponsored enterprises	—	166,665	166,665
Total debt securities available-for-sale	—	1,312,464	1,312,464
Money market funds	2,467	—	2,467
Certificates of deposit	—	32,733	32,733
Total financial assets carried at fair value	$2,467	$1,345,197	$1,347,664

When available, we value investments based on quoted prices for those financial instruments, which is a Level 1 input. Our remaining investments are valued using third-party pricing sources, which use observable market prices, interest rates and yield curves observable at commonly quoted intervals for similar assets as observable inputs for pricing, which is a Level 2 input.
The carrying amount of our remaining financial assets and liabilities, which include cash, receivables and payables, approximate their fair values due to their short-term nature.
NOTE 6. INVENTORY
Inventory consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$2,215	$2,709
Work in process	14,278	9,447
Finished goods	4,865	4,367
Total	$21,358	$16,523
Balance Sheet classification:
Current portion included in inventory	$15,417	$12,886
Long-term portion included in other long-term assets	5,941	3,637
Total	$21,358	$16,523

NOTE 7. STOCK-BASED COMPENSATION
We allocated the stock-based compensation expense for our equity incentive plans and our 2000 Employee Stock Purchase Plan (ESPP) as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$5,086	$4,306
Selling, general and administrative	8,896	8,223
Total stock-based compensation	$13,982	$12,529

During the three months ended March 31, 2020, we granted 271,370 stock options with a weighted average exercise price of $18.84 per share and a weighted average grant date fair value of $8.27 per share. As of March 31, 2020, there were 19,750,438 stock options outstanding and there was $30.3 million of unrecognized compensation expense related to our unvested stock options.
During the three months ended March 31, 2020, we granted 595,685 restricted stock units (RSUs) with a weighted average grant date fair value of $20.87 per share. As of March 31, 2020, there were 9,104,132 RSUs outstanding and there was $160.0 million of unrecognized compensation expense related to our unvested RSUs.
Stock options and RSUs granted during the three months ended March 31, 2020 have vesting conditions and contractual lives of a similar nature to those described in “Note 8. Employee Benefit Plans” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
NOTE 8. INCOME TAXES
Our effective income tax rate was 19.0% and 16.4% during the three months ended March 31, 2020 and 2019, respectively. The effective tax rate for the three months ended March 31, 2020 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options during the period and the generation of research tax credits. The effective tax rate for the three months ended March 31, 2019 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options during the period.
NOTE 9. NET INCOME PER SHARE
Net income per share - basic and diluted, were computed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$48,612	$75,775
Denominator:
Weighted-average common shares outstanding - basic	305,388	300,542
Dilutive effect of employee stock plans	10,451	14,102
Weighted-average common shares outstanding - diluted	315,839	314,644
Net income per share - basic	$0.16	$0.25
Net income per share - diluted	$0.15	$0.24

Dilutive securities included outstanding stock options, RSUs and ESPP contributions. Certain potential common shares were excluded from our calculation of weighted-average common shares outstanding - diluted because either they would have had an anti-dilutive effect on net income per share or they are related to shares from stock options that have a market vesting condition and performance stock units that were contingently issuable for which the contingency had not been satisfied. These potential common shares were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Anti-dilutive securities and contingently issuable shares excluded	12,014	5,089

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
This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report and the consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (SEC) on February 25, 2020.
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
The U.S. Food and Drug Administration (FDA) first approved CABOMETYX for previously treated patients with advanced RCC in April 2016, and in December 2017 the FDA expanded CABOMETYX’s approval to include previously untreated patients with advanced RCC. Additionally, in January 2019, the FDA approved CABOMETYX as a treatment for patients with HCC who have been previously treated with sorafenib.
To develop and commercialize CABOMETYX and COMETRIQ outside the U.S., we have entered into license agreements with Ipsen Pharma SAS (Ipsen) and Takeda Pharmaceutical Company Limited (Takeda). We granted to Ipsen the rights to develop and commercialize cabozantinib outside of the U.S. and Japan, and to Takeda the rights to develop and commercialize cabozantinib in Japan. Both Ipsen and Takeda also contribute financially and operationally to the further global development and commercialization of cabozantinib in other potential indications, and we continue to work closely with them on these activities. Utilizing its regulatory expertise and established international oncology marketing network, Ipsen has continued to execute on its commercialization plans for CABOMETYX, having received regulatory approvals and launched in multiple territories outside of the U.S., including in the European Union (EU) and Canada, as a treatment for advanced RCC and for HCC in adults who have previously been treated with sorafenib. With respect to the Japanese market, Takeda has achieved important regulatory milestones in 2020, including receipt of approval from the Japanese Ministry of Health, Labour and Welfare (MHLW) to manufacture and market CABOMETYX as a treatment for patients with curatively unresectable or metastatic RCC, and the submission of its application to the Japanese MHLW for Manufacturing and Marketing Approval of CABOMETYX as a treatment for patients with unresectable HCC who progressed after prior systemic therapy.
In addition to our regulatory and commercialization efforts in the U.S. and the support provided to our collaboration partners for rest-of-world regulatory and commercialization activities, we are also pursuing other indications for cabozantinib that have the potential to increase the number of cancer patients who could benefit from this medicine. We are evaluating cabozantinib, both as a single agent and in combination with other therapies, in a broad development program comprising over 90 ongoing or planned clinical trials across multiple indications. We, along with our collaboration partners, sponsor some of the trials, and independent investigators conduct the remaining trials through our Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute’s Cancer Therapy Evaluation Program (NCI-CTEP) or our investigator-sponsored trial program. Informed by the available data from these clinical trials, we continue to advance cabozantinib’s development program with potentially label-enabling trials. One pivotal trial that has resulted from this effort is COSMIC-311, our ongoing phase 3 pivotal trial evaluating cabozantinib versus placebo in patients with radioiodine (RAI)-refractory differentiated thyroid cancer (DTC) who have progressed after up to two VEGF receptor-targeted therapies. We plan to conduct an analysis in these first 100 patients enrolled in COSMIC-311 for the co-primary endpoint of objective response rate (ORR), and an interim analysis of progression-free survival (PFS) in the second half of 2020.
We are particularly interested in examining cabozantinib’s potential in combination with immune checkpoint inhibitors (ICIs) to determine if such combinations further improve outcomes for patients. Building on preclinical and clinical observations that cabozantinib may promote a more immune-permissive tumor environment potentially resulting in cooperative activity of cabozantinib in combination with these products, we are evaluating cabozantinib in combination with a variety of ICIs. The most advanced of these combination studies is CheckMate -9ER, a phase 3 pivotal trial evaluating the combination of cabozantinib and nivolumab compared to sunitinib in previously untreated advanced or metastatic RCC, for which we and our collaboration partner Bristol-Myers Squibb Company (BMS) announced positive top-line results in April 2020. CheckMate -9ER met its primary endpoint of PFS at final analysis, as well as the secondary endpoints of overall survival (OS) at a pre-specified interim analysis and ORR. The results showed that the combination of cabozantinib with nivolumab significantly reduced the risk of disease progression or death compared with sunitinib (hazard ratio [HR]=0.51, p<0.0001) and also significantly improved OS compared to sunitinib (HR=0.60, p<0.001). We have also collaborated with BMS on CheckMate 040, a multi-cohort phase 1/2 trial evaluating cabozantinib in combination with nivolumab and in combination with both nivolumab and ipilimumab in patients with previously treated or previously untreated advanced HCC, for which initial clinically meaningful results were presented at American Society of Clinical Oncology’s (ASCO’s) Gastrointestinal Cancers Symposium in January 2020, and COSMIC-313, a phase 3 pivotal trial evaluating the triplet combination of cabozantinib, nivolumab and ipilimumab versus the combination of nivolumab and ipilimumab in patients with previously untreated advanced intermediate- or poor-risk RCC. We expect to complete enrollment for COSMIC-313 in early 2021 and to report top-line results of the event-driven analyses from the trial in the 2022 timeframe.
In an effort to diversify our exploration of combinations with ICIs, we initiated COSMIC-312, a phase 3 pivotal trial evaluating cabozantinib in combination with F. Hoffmann-La Roche Ltd.’s (Roche’s) ICI, atezolizumab, versus sorafenib in previously untreated advanced HCC, and COSMIC-021, a broad phase 1b study evaluating the safety and tolerability of cabozantinib in combination with atezolizumab in patients with locally advanced or metastatic solid tumors. COSMIC-021 is divided into two parts: a dose-escalation phase, which was completed in 2018; and an expansion phase, which is ongoing. Findings from the dose-escalation stage of COSMIC-021 demonstrated that the combination was well-tolerated and showed encouraging anti-tumor activity in patients with advanced RCC. The expansion phase of COSMIC-021 comprises 24 total cohorts, with 20 cohorts evaluating the combination of cabozantinib and atezolizumab and four cohorts evaluating cabozantinib or atezolizumab as single-agent therapies. Based on continuing encouraging efficacy and safety data certain cohorts have been or may be further expanded, including the cohorts of patients with non-small cell lung cancer (NSCLC) who have been previously treated with an ICI and metastatic castration-resistant prostate cancer (mCRPC) who have been previously treated with enzalutamide and/or abiraterone acetate and experienced radiographic disease progression in soft tissue. We anticipate enrolling up to 1,732 patients in the trial in late 2020, which timing is subject to the initiation of additional cohorts or expansion of selected existing cohorts, as well as potential delays resulting from the COVID-19 pandemic. Since its initiation, data from COSMIC-021 have been instrumental in guiding our clinical development strategy for cabozantinib in combination with ICIs, including supporting planned pivotal trials in NSCLC, mCRPC and RCC. Encouraging results from an interim analysis of the mCRPC cohort of COSMIC-021 were presented at ASCO’s Genitourinary Cancer Symposium in February 2020. Based on regulatory feedback from the FDA, and if supported by the clinical data, we intend to file with the FDA for accelerated approval in an mCRPC indication as early as 2021.
We also remain committed to building our product pipeline by discovering and developing new cancer therapies for patients. Notably, these efforts are led by some of the same experienced scientists that led the efforts to discover cabozantinib, cobimetinib and esaxerenone, which have been approved for commercialization. Using our expertise in medicinal chemistry, tumor biology and pharmacology and supported by our in-licensing partners, we are advancing drug candidates across approximately 20 ongoing discovery programs toward and through preclinical development, with plans for up to three new compounds to reach Investigational New Drug (IND) filing status before the end of 2020.

The first compound to advance from our internal drug discovery efforts is XL092, a next-generation oral tyrosine kinase inhibitor that is currently in a phase 1 clinical trial in patients with advanced solid malignancies. We anticipate that dose expansion cohorts and potential combination cohorts with ICIs of this phase 1 trial will begin to enroll in 2020. We augment our internal drug discovery activities with business development initiatives aimed at identifying and in-licensing promising, early-stage oncology assets and then further develop them utilizing our established clinical development infrastructure. In furtherance of this strategy, in 2019, we entered into collaboration and license agreements with Aurigene Discovery Technologies Limited (Aurigene), which is focused on the discovery and development of novel small molecules as therapies for cancer, and Iconic Therapeutics, Inc. (Iconic), which is focused on the advancement of a next-generation antibody-drug conjugate (ADC) program targeting the tissue factor in solid tumors. Both the lead Aurigene program targeting CDK7 and tissue factor ADC program with Iconic are in preclinical development and could result in IND filings in 2020. We have also made progress under our 2018 collaborations with Invenra, Inc., which is focused on the discovery and development of multispecific antibodies for the treatment of cancer, and StemSynergy Therapeutics, Inc., which is focused on the discovery and development of novel oncology compounds aimed to inhibit tumor growth by targeting Casein Kinase 1 alpha. To further enhance our early-stage pipeline, we expect to enter into additional, external collaborative relationships around assets and technologies that complement our internal drug discovery and development efforts.
COVID-19 Update
As of the date of this Quarterly Report, the COVID-19 pandemic has had a relatively modest impact on our business operations, in particular on our clinical trial and drug discovery activities. We are undertaking considerable efforts to mitigate the various problems presented by this crisis, including as described below:
Clinical Trials. To varying degrees and at different rates across our clinical trials being conducted in regions impacted by COVID-19, we have seen a decline in screening and enrollment activity, delays in new site activations, and restrictions on the access to treatment sites that is necessary to monitor clinical study progress and administration. However, we and our collaboration partners, including principal investigators and personnel at clinical trial sites, have thus far been successful at preventing material delays to our ongoing and planned clinical trials. We have done this through ongoing assessment of the pandemic’s impact and, wherever possible, taking proactive steps in compliance with guidance issued by the FDA, European Medicines Agency (EMA) and other regulatory agencies to support the safety of our patients and their access to treatment, as well as to maintain the high quality of our clinical trials. We recognize, however, that we may have to make further operational adjustments to our ongoing and planned clinical trials and that patient enrollment, and new clinical trial site initiations may be further slowed if the COVID-19 pandemic continues and grows in severity.
Drug Discovery and Preclinical Development. We have suspended internal drug discovery in our laboratories temporarily while we observe the shelter in place orders issued by the State of California and Alameda County. While always giving the health and safety of our employees paramount importance, we are exploring various strategies for returning employees to work on-site to the extent it is critical for those employees to be on-site to be productive. We also experienced some modest delays with respect to the portion of drug discovery work outsourced to third-party contractors in regions impacted by COVID-19. However, those service providers have resumed discovery work and are now meeting their contractual obligations in accordance with planned timelines. Prior to the COVID-19 pandemic, we largely outsourced preclinical development work to third-party contractors, and that work has continued without substantial delay or interference due to the COVID-19 pandemic. While we continue to effectively utilize our resources to move new product candidates toward the clinic, we may ultimately be unable to achieve our drug discovery and preclinical development objectives within the previously disclosed timelines if the COVID-19 pandemic continues and grows in severity.
Supply Chain. We have not yet experienced production delays or seen significant impairment to our supply chain. In addition, we have substantial safety stock inventories for both our commercial drug substance and drug products, which should be sufficient to maintain regular supply over a long period of time. Nevertheless, we are working closely with our third-party contract manufacturers, suppliers, comparator drug sourcing vendors and collaboration partners to assess and be able to modify manufacturing and supply chain operations if the COVID-19 pandemic continues and grows in severity.
Commercial Activities. Although they are not traveling or otherwise engaged in personal in-office promotional activities, our commercial field employees and medical science liaisons remain engaged with healthcare professionals and are available to them as an informational resource. With respect to CABOMETYX sales, we have not yet observed any meaningful changes in ordering patterns as a result of the COVID-19 pandemic. We believe this is the case largely because of the gravity of the cancer conditions that our products are indicated to treat and the fact that CABOMETYX has been available as an orally administrable cancer treatment in the U.S. since 2016, with a safety and efficacy profile that is well known to healthcare providers. It remains possible, however, that, over a longer period, obstacles and changes to standard sales and marketing practices resulting from the COVID-19 pandemic, including the shift from in-person to telephonic and virtual interactions with healthcare professionals, could diminish sales of our marketed products.
General Business Operations. Most of our Alameda-based employees have been working remotely since March 16, 2020, while a small number of employees have continued to work on-site in order to maintain critical operational activities. Although the limitations imposed by this new way of working present challenges, we have not experienced any material reduction in productivity or interruptions in our general business operations. However, if the COVID-19 pandemic continues and becomes more severe, it will likely impact our ability to maintain that level of productivity, to grow the company as we have anticipated, and to execute on our long-term business plans.
The circumstances surrounding the COVID-19 pandemic are volatile and subject to rapid change. Despite our mitigation efforts, we may experience delays or an inability to execute on our clinical and preclinical development plans, reduced revenues or other adverse impacts to our business, which are described in more detail in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. We recognize that this pandemic will present unique challenges for us throughout 2020, and potentially in future years should the aggressive spread and impact of the virus continue indefinitely.
First Quarter 2020 Business Updates and Financial Highlights
During the first quarter of 2020, we continued to execute on our business objectives, generating significant revenue from operations and enabling us to continue to seek to maximize the clinical and commercial potential of our products and expand our product pipeline. Significant business updates and financial highlights for the quarter and subsequent to quarter-end include:
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

•
In January 2020, Takeda applied to the Japanese MHLW for approval to manufacture and market CABOMETYX as a treatment for patients with unresectable HCC who progressed after prior systemic therapy in Japan.

•	In February 2020, we presented clinically meaningful results from the mCRPC cohort of COSMIC-021 at ASCO’s Genitourinary Cancers Symposium.

•
In February 2020, we announced the enrollment of the first 100 patients in COSMIC-311, the phase 3 pivotal trial of cabozantinib versus placebo in patients with RAI-refractory DTC who have progressed after up to two prior VEGF receptor-targeted therapies.

•	In March 2020, Takeda received regulatory approval from the Japanese MHLW to manufacture and market CABOMETYX as a treatment for patients with curatively unresectable or metastatic RCC in Japan.

•
In April 2020, we announced that CheckMate -9ER, BMS’ phase 3 pivotal trial evaluating the combination of cabozantinib and nivolumab in previously untreated advanced or metastatic RCC, met its primary endpoint of significantly improving PFS, as well as the secondary endpoints of OS and ORR, versus sunitinib. More detailed results of CheckMate -9ER will be submitted for presentation at an upcoming medical conference.

•
In May 2020, we announced that cabozantinib will be the subject of 12 presentations at the 2020 ASCO Annual Meeting. Data presentations will include results from NSCLC, mCRPC and urothelial carcinoma cohorts of COSMIC-021, as well as updates from other externally sponsored studies.

•
In May 2020, we received notice from MSN Pharmaceuticals, Inc. (MSN) that it had amended its Abbreviated New Drug Application (ANDA), originally filed with the FDA in September 2019, to assert additional Paragraph IV certifications. The ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of two previously-unasserted CABOMETYX patents listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, also referred to as the Orange Book: U.S. Patent No. 7,579,473, the composition of matter patent, and U.S. Patent No. 8,497,284, a method of use patent.  We are well prepared to respond and will vigorously defend our cabozantinib intellectual property estate.

Financial Highlights

•	Net product revenues for the first quarter of 2020 was $193.9 million, compared to $179.6 million for the first quarter of 2019.

•	Total revenues for the first quarter of 2020 was $226.9 million, compared to $215.5 million for the first quarter of 2019.

•	Research and development expenses for the first quarter of 2020 was $101.9 million, compared to $63.3 million for the first quarter of 2019.

•	Selling, general and administrative expenses for the first quarter of 2020 was $62.9 million, compared to $60.1 million for the first quarter of 2019.

•	Provision for income taxes for the first quarter of 2020 was $11.4 million, compared to $14.9 million for the first quarter of 2019.

•
Net income for the first quarter of 2020 was $48.6 million, or $0.16 per share, basic and $0.15 per share, diluted, compared to $75.8 million, or $0.25 per share, basic and $0.24 per share diluted, for the first quarter of 2019.

•	Cash and investments were $1.4 billion at both March 31, 2020 and December 31, 2019.
See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.
Challenges and Risks
In addition to the challenges and risks imposed by the COVID-19 pandemic and described under “—COVID-19 Update” above, we will also continue to face challenges and risks that may impact our ability to execute on our 2020 business objectives, and some of these risks to our business have been or may be exacerbated by the COVID-19 pandemic. In particular, for the foreseeable future, we expect our ability to generate sufficient cash flow to fund our business operations and growth will depend upon the continued commercial success of CABOMETYX as a treatment for advanced RCC and previously treated HCC, and possibly for other indications for which cabozantinib is being evaluated in potentially label-enabling clinical trials, if warranted by the data generated from such trials. However, we cannot be certain that the clinical trials we and our collaboration partners are currently conducting, or may conduct in the future, will demonstrate adequate safety and efficacy in these additional indications to receive regulatory approval in the major commercial markets where CABOMETYX is approved. Even if we and our collaboration partners receive the required regulatory approvals to market cabozantinib for additional indications, we and our collaboration partners may not be able to commercialize CABOMETYX effectively and successfully in these additional indications. In addition, CABOMETYX will only continue to be commercially successful if private third-party and government payers continue to provide coverage and reimbursement. However, as is the case for all innovative pharmaceutical therapies, obtaining and maintaining coverage and reimbursement for CABOMETYX is becoming increasingly difficult, both within the U.S. and in foreign markets, because of growing concerns over healthcare cost containment and corresponding policy initiatives and activities aimed at limiting access to, and restricting the prices of, pharmaceuticals.
Achievement of our 2020 business objectives and the continued success of CABOMETYX will also depend on the success of our development and commercialization strategies to navigate increased competition, including that from, but not limited to, the use of therapies that combine an ICI with another targeted agent to treat cancer. In the longer term, we may eventually face competition from potential manufacturers of generic versions of our marketed products, including the proposed generic version of CABOMETYX tablets that is the subject of an ANDA submitted to the FDA by MSN, which if approved, could result in significant decreases in the revenue derived from the U.S. sales of CABOMETYX and thereby materially harm our business and financial condition. Separately, our research and development objectives may be impeded by the challenges of scaling our organization to meet the demands of expanded drug development, unanticipated delays in clinical testing and the inherent risks and uncertainties associated with internal drug discovery operations, all of which may be increased as a result of the COVID-19 pandemic. In connection with efforts to expand our product pipeline, we may be unsuccessful in discovering new drug candidates or identifying appropriate candidates for in-licensing or acquisition.
Some of these challenges and risks are specific to our business, and others are common to companies in the biotechnology, biopharmaceutical and pharmaceutical industries with development and commercial operations. Moreover, as described under “—COVID-19 Update” above, these risks have been or may be exacerbated by the COVID-19 pandemic. For a more detailed discussion of challenges and risks we face, including those relating to the COVID-19 pandemic, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Fiscal Year Convention
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2020, which is a 52-week fiscal year, will end on January 1, 2021 and fiscal year 2019, which was a 53-week fiscal year, ended on January 3, 2020. For convenience, references in this report as of and for the three months ended April 3, 2020 and March 29, 2019, and as of and for the fiscal years ending January 1, 2021, and ended January 3, 2020, are indicated as being as of and for the three months ended March 31, 2020 and March 31, 2019 and the years ending December 31, 2020 and ended December 31, 2019, respectively.
Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended March 31,		Percentage Change
	2020	2019
Net product revenues	$193,880	$179,581	8%
License revenues	20,879	25,564	(18)%
Collaboration services revenues	12,156	10,342	18%
Total revenues	$226,915	$215,487	5%
Net Product Revenues
Gross product revenues, discounts and allowances, and net product revenues were as follows (dollars in thousands):

	Three Months Ended March 31,		Percentage Change
	2020	2019
Gross product revenues	$252,566	$223,750	13%
Discounts and allowances	(58,686)	(44,169)	33%
Net product revenues	$193,880	$179,581	8%
Net product revenues by product were as follows (dollars in thousands):

	Three Months Ended March 31,		Percentage Change
	2020	2019
CABOMETYX	$189,216	$175,890	8%
COMETRIQ	4,664	3,691	26%
Net product revenues	$193,880	$179,581	8%
The increase in product revenues for CABOMETYX for the three months ended March 31, 2020, as compared to the comparable period in 2019, was due to an increase in the average net selling price of the product and an increase in the number of units of CABOMETYX sold. The stabilization of the CABOMETYX sales volume reflects the continued evolution of the metastatic RCC and HCC treatment landscapes. The increase in product revenues for COMETRIQ for the three months ended March 31, 2020, as compared to the comparable period in 2019, was due to an increase in the number of units of COMETRIQ sold and an increase in the average net selling price of the product. COMETRIQ sales volumes have stabilized following the declines initially observed after the launch of CABOMETYX in April 2016.
We expect our net product revenues for the remainder of 2020 to remain in-line with 2019.
We recognize product revenues net of discounts and allowances that are described in “Note 1. Organization and Summary of Significant Accounting Policies” to our “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2019. The increase in discounts and allowances for the three months ended March 31, 2020, as compared to the comparable period in 2019, was primarily the result of increases in Public Health Service hospital utilization and the dollar amount of the related chargebacks, and, to a lesser extent, increases in utilization and the dollar amount of chargebacks associated with Veterans Affairs hospitals, as well as increases to other government and commercial rebates. We expect a moderate increase in our discounts and allowances as a percentage of gross product revenues during the remainder of 2020 as the proportion of our patients participating in government programs continues to increase, and as the discounts given and rebates paid to government payers also increase.
License Revenues
License revenues include the recognition of the portion of milestone payments allocated to the transfer of intellectual property licenses for which it had become probable in the related period that the milestone would be achieved and a significant reversal of revenues would not occur, as well as royalty revenues and the profit on the U.S. commercialization of COTELLIC from Genentech.
Milestone revenues, which are allocated between license revenues and collaboration services revenues, were $0.1 million for the three months ended March 31, 2020, as compared to $10.0 million for the comparable period in 2019. Due to the nature and timing of milestone events, their achievement can vary significantly from period to period. Milestone revenues for the three months ended March 31, 2020 related to the recognition of deferred revenue for the portion of payments that have been allocated to research and development services performance obligations. Milestone revenues for the three months ended March 31, 2019 primarily related to $9.4 million in revenues recognized in connection with a $10.0 million milestone from Takeda for the then expected submission in April 2019 of a regulatory application for cabozantinib as a treatment for patients with advanced RCC to the Japanese MHLW.
Royalties increased primarily as a result of an increase in royalties earned on Ipsen’s net sales of cabozantinib outside of the U.S. and Japan. Ipsen royalties were $17.9 million for the three months ended March 31, 2020, compared to $14.0 million for the comparable period in 2019. Ipsen’s net sales of cabozantinib have continued to grow since their first commercial sale of the product in the fourth quarter of 2016, primarily due to increased demand of CABOMETYX, which, as of March 31, 2020, is approved in 54 counties outside of the U.S.
Our share of profits on the U.S. commercialization of COTELLIC under our collaboration agreement with Genentech was $1.4 million for the three months ended March 31, 2020, as compared to $1.1 million for the comparable period in 2019. We also earned royalties on ex-U.S. net sales of COTELLIC by Genentech of $1.3 million for the three months ended March 31, 2020, compared to $1.5 million for the comparable period in 2019.
We expect our license revenues to decrease during the remainder of 2020, as compared to the same period in 2019, as a result of a decrease in milestones expected to be achieved during the year. We expect license revenues for 2020 to include revenues related to milestone payments we will receive from Takeda on the first sale of CABOMETYX as a treatment for patients with curatively unresectable or metastatic RCC in Japan.
Collaboration Services Revenues
Collaboration services revenues include the recognition of deferred revenue for the portion of upfront and milestone payments that have been allocated to research and development services performance obligations, development cost reimbursements earned under our collaboration agreements, product supply revenues, net of product supply costs, and the royalties we paid to GlaxoSmithKline (GSK) on sales by Ipsen of products containing cabozantinib.
Development cost reimbursements were $14.4 million for the three months ended March 31, 2020, as compared to $10.3 million for the comparable period in 2019. The increase in development cost reimbursements was primarily a result of reimbursements from Ipsen for their share of the increase in spending on the COSMIC-312 and COSMIC-021 studies.
For the three months ended March 31, 2020, collaboration services revenues were reduced by $2.4 million for the 3% royalty we are required to pay GSK on the net sales by Ipsen of any product incorporating cabozantinib, compared to $1.9 million in 2019. As royalty generating sales of cabozantinib by Ipsen have increased as described above, our royalty payments to GSK have also increased.
We expect collaboration services revenues to increase during the remainder of 2020, as compared to the same period in 2019, as a result of higher development cost reimbursements earned under our collaboration agreements.

Cost of Goods Sold
The cost of goods sold and our gross margin were as follows (dollars in thousands):

	Three Months Ended March 31,		Percentage Change
	2020	2019
Cost of goods sold	$9,289	$7,501	24%
Gross margin	95%	96%
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty payable to GSK on U.S. net sales of any product incorporating cabozantinib, as well as the cost of inventory sold, indirect labor costs, write-downs related to expiring and excess inventory, and other third-party logistics costs. The increase in cost of goods sold for the three months ended March 31, 2020, as compared to the comparable period in 2019, was primarily the result of increases in certain period costs. We do not expect our gross margin to change significantly during the remainder of 2020.
Research and Development Expenses
Research and development expenses were as follows (dollars in thousands):

	Three Months Ended March 31,		Percentage Change
	2020	2019
Research and development expenses	$101,877	$63,289	61%
Research and development expenses consist primarily of clinical trial costs, personnel expenses, the allocation of general corporate costs, stock-based compensation, license and other collaboration costs, and consulting and outside services.
The increase in research and development expenses for the three months ended March 31, 2020, as compared to the comparable period in 2019, was primarily related to increases in clinical trial costs, personnel expenses, license and other collaboration costs, and the allocation of general corporate costs, which were partially offset by the impact of development cost reimbursements. Clinical trial costs, which include services performed by third-party contract research organizations and other vendors who support our clinical trials, and comparator drug purchases, increased $25.2 million for the three months ended March 31, 2020, as compared to the comparable period in 2019. The increase in clinical trial costs was primarily due to costs associated with the expanding clinical trial program for cabozantinib, which includes COSMIC-312, COSMIC-313 and COSMIC-021. Personnel expenses increased $8.4 million for the three months ended March 31, 2020, as compared to the comparable period in 2019, primarily due to an increase in headcount to support our expanding discovery and development efforts. License and other collaboration costs increased $2.5 million for the three months ended March 31, 2020, as compared to the comparable period in 2019, primarily due to our research funding commitments to our collaboration partners and a development milestone achieved by one of those collaboration partners. General corporate costs, which include our costs for facilities, information technology, human resources, financial planning and analysis and purchasing, are allocated to cost of goods sold, research and development and selling general and administrative expenses based on headcount. The allocation of general corporate costs to research and development expenses increased $2.2 million for the three months ended March 31, 2020, as compared to the comparable period in 2019, primarily due to an increase in headcount to support our expanding discovery and development efforts. Research and development expenses for the three months ended March 31, 2020 were reduced by $2.1 million as a result of development cost reimbursements received in connection with our December 2019 collaboration arrangement with Roche; there were no such reimbursements during the comparable period in 2019.
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

Research and development expenses by category were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development expenses:
Development:
Clinical trial costs	$53,344	$28,187
Personnel expenses	20,288	13,587
Consulting and outside services	3,244	2,712
Other development costs	4,741	4,134
Total development	81,617	48,620
Drug discovery:
License and other collaboration costs	5,013	2,506
Other drug discovery (1)	6,734	4,534
Total drug discovery	11,747	7,040
Other (2)	8,513	7,629
Total research and development expenses	$101,877	$63,289
____________________

(1)	Primarily includes personnel expenses, consulting and outside services and laboratory supplies.

(2)
Includes stock-based compensation, the allocation of general corporate costs to research and development, and development cost reimbursement received in connection with our December 2019 collaboration arrangement with Roche.

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
We are focusing our development efforts primarily on cabozantinib to maximize the therapeutic and commercial potential of this compound and, as a result, we expect our near-term research and development expenses to primarily relate to the continued clinical development of cabozantinib. We expect to continue to incur significant development costs for cabozantinib in future periods as we evaluate its potential in a broad development program comprising over 90 ongoing or planned clinical trials across multiple indications. Notable company-sponsored studies resulting from this program include: COSMIC-021 and COSMIC-312, for which Roche is providing atezolizumab free of charge; COSMIC-313, for which BMS is providing nivolumab and ipilimumab free of charge; and COSMIC-311. In addition, post-marketing commitments in connection with the approval of COMETRIQ in progressive, metastatic MTC led to the ongoing EXAMINER study in that indication.
We are also committed to building our product pipeline by discovering and developing new cancer therapies for patients. In this regard, we conduct internal drug discovery activities with the goal of identifying new product candidates to advance into clinical trials. We augment these internal drug discovery activities with business development initiatives aimed at identifying and in-licensing promising, early-stage oncology assets and then further develop them utilizing our established clinical development infrastructure.
Subject to the impact of the COVID-19 pandemic on our research and development efforts described under “—COVID-19 Update” above, we expect our research and development expenses to continue to increase over the remainder of 2020 as a result of the expected initiation and completion of numerous late-stage and other potentially label-enabling cabozantinib trials.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended March 31,		Percentage Change
	2020	2019
Selling, general and administrative expenses	$62,940	$60,138	5%
Selling, general and administrative expenses consist primarily of personnel expenses, stock-based compensation, marketing costs, and certain other administrative costs.
The increase in selling, general and administrative expenses for the three months ended March 31, 2020, as compared to the comparable period in 2019, was primarily related to the increases in the Branded Prescription Drug Fee, personnel expenses and occupancy costs, which were partially offset by decreases in marketing costs and corporate giving. The Branded Prescription Drug Fee increased $5.3 million for the three months ended March 31, 2020, as compared to the comparable period in 2019, primarily due to a change in estimate for such fees related to 2018 and 2019 sales following our receipt of the 2020 preliminary fee notice from the Internal Revenue Service for the 2018 sales year. Personnel expenses increased $4.5 million for the three months ended March 31, 2020, as compared to the comparable period in 2019, primarily due to an increase in administrative headcount to support our commercial and research and development organizations. Occupancy costs increased $1.1 million for the three months ended March 31, 2020, as compared to the comparable period in 2019, primarily due to an increase in the space leased for our corporate headquarters. Marketing costs decreased $4.0 million for the three months ended March 31, 2020, as compared to the comparable period in 2019. Corporate giving, consisting predominantly of donations to independent patient support foundations, decreased $3.6 million for the three months ended March 31, 2020, as compared to the comparable period in 2019.
We expect our selling, general and administrative expenses to increase modestly during the remainder of 2020 to support our overall organizational growth.
Non-operating Income
Items of non-operating income were as follows (dollars in thousands):

	Three Months Ended March 31,		Percentage Change
	2020	2019
Interest income	$7,220	$6,087	19%
Other income, net	$6	$25	(76)%
The increase in interest income for the three months ended March 31, 2020, as compared to the comparable period in 2019, was the result of an increase in our investment balances.

Provision for Income Taxes
The provision for income taxes and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended March 31,		Percentage Change
	2020	2019
Provision for income taxes	$11,423	$14,896	(23)%
Effective income tax rate	19.0%	16.4%
The decrease in the provision for income taxes for the three months ended March 31, 2020, as compared to the comparable period in 2019, primarily due to a decrease in pre-tax income. The effective tax rate for the three months ended March 31, 2020 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options during the period and the generation of research tax credits. The effective tax rate for the three months ended March 31, 2019 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options during the period.
Liquidity and Capital Resources
As of March 31, 2020, we had $1.4 billion in cash and investments. We anticipate that the aggregate of our current cash and cash equivalents, short-term investments available for operations, product revenues and collaboration revenues will enable us to maintain our operations for a period of at least 12 months following the filing date of this report.
We expect to continue to spend significant amounts to fund the continued development and commercialization of cabozantinib. In addition, we intend to continue to expand our product pipeline through our internal drug discovery efforts and the execution of strategic transactions that align with our oncology drug expertise. Financing these activities could materially impact our liquidity and capital resources and may require us to incur debt or raise additional funds through the issuance of equity. Furthermore, even though we believe we have sufficient funds for our current and future operating plans, we may choose to incur debt or raise additional funds through the issuance of equity due to market conditions or strategic considerations. However, the COVID-19 pandemic has caused volatility in the U.S. and global financial markets and a downturn in the U.S. and global economy, which may adversely impact our rates of return for our invested cash resources, the availability and cost of credit, as well as our ability to raise additional funds in the capital markets. Among other things, our inability to access additional funds could in the future inhibit our ability to engage in larger scale strategic transactions or investments.
Sources and Uses of Cash
Cash flow activities were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$56,074	$161,593
Net cash provided by (used in) investing activities	$32,620	$(107,657)
Net cash provided by financing activities	$2,145	$5,226
Operating Activities
Cash flows provided by operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash provided by operating activities is derived by adjusting our net income for: non-cash operating items such as deferred taxes, stock-based compensation, depreciation, non-cash lease expense and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our Condensed Consolidated Statements of Income, the most significant of which may include the timing of milestones payments from our collaboration partners.
The most significant factors that contributed to the decrease in cash provided by operating activities for the three months ended March 31, 2020, as compared to the comparable period in 2019, were a $48.0 million decrease in milestone payments received, an increase in cash paid for operating expenses as a result of a $43.2 million increase in operating expenses, and other net changes in operating assets and liabilities described above, which were partially offset by an increase in cash received on sales of our products.

Investing Activities
Cash provided by investing activities for the three months ended March 31, 2020 was due to cash provided by the maturities and sales of investments of $287.1 million, less investment purchases of $251.5 million and purchases of property, equipment and other of $3.0 million.
Cash used in investing activities for the three months ended March 31, 2019 was due to investment purchases of $239.9 million and property and equipment purchases of $2.3 million, less cash provided by the maturities and sales of investments of $134.5 million.
Financing Activities
Cash provided by financing activities for the three months ended March 31, 2020 was a result of $3.9 million in proceeds from the issuance of common stock under our equity incentive plans, offset by $1.8 million of taxes paid related to net share settlements.
Cash provided by financing activities for the three months ended March 31, 2019 was primarily a result of $6.8 million in proceeds from the issuance of common stock under our equity incentive plans, partially offset by $1.6 million of taxes paid related to net share settlements.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations as of March 31, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any material off-balance-sheet arrangements, as defined by applicable SEC regulations.
Critical Accounting Policies and Estimates
The preparation of our Condensed Consolidated Financial Statements conforms to accounting principles generally accepted in the U.S. which requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosures. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our Condensed Consolidated Financial Statements. On an ongoing basis, management evaluates its estimates including, but not limited to: those related to revenue recognition, including determining the nature and timing of satisfaction of performance obligations and determining the standalone selling price of performance obligations, and variable consideration such as rebates, chargebacks, sales returns and sales allowances as well as milestones included in collaboration arrangements; the amounts of revenues and expenses under our profit and loss sharing agreement; recoverability of inventory; the amounts of deferred tax assets and liabilities including the related valuation allowance; the accrual for certain liabilities including accrued clinical trial liabilities; and valuations of equity awards used to determine stock-based compensation, including certain awards with vesting subject to market or performance conditions. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results could differ materially from those estimates.
We believe our critical accounting policies relating to revenue recognition, inventory, clinical trial accruals, stock-based compensation and income taxes reflect the more significant estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements.
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2020, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 25, 2020.

Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks as of March 31, 2020 have not changed significantly from those described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Limitations on the effectiveness of controls. A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In September 2019, we received a notice letter regarding an ANDA submitted to the FDA by MSN, requesting approval to market a generic version of CABOMETYX tablets. MSN’s initial notice letter included a Paragraph IV certification with respect to our U.S. Patent Nos. 8,877,776, 9,724,342, 10,034,873 and 10,039,757, which are listed in the Orange Book. MSN’s initial notice letter did not provide a Paragraph IV certification against U.S. Patent No. 7,579,473, the composition of matter patent, or U.S. Patent No. 8,497,284, a method of use patent. On October 29, 2019, we filed a complaint for patent infringement against MSN asserting U.S. Patent No. 8,877,776 in the United States District Court for the District of Delaware arising from MSN’s ANDA filing with the FDA. Our complaint does not allege infringement of U.S. Patent Nos. 9,724,342, 10,034,873 and 10,039,757. In our complaint, we are seeking, among other relief, an order that the effective date of any FDA approval of the ANDA would be a date no earlier than the expiration of U.S. Patent No. 8,877,776 on October 8, 2030 and equitable relief enjoining MSN from infringing this patent. On November 20, 2019, MSN filed its response to the complaint, alleging that U.S. Patent No. 8,877,776 is invalid and not infringed. A date for a bench trial in this case has been scheduled for April 2022.
On May 5, 2020, we received notice from MSN that it had amended its ANDA to assert additional Paragraph IV certifications. The ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of the two previously-unasserted CABOMETYX patents: U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284. We have not yet responded to this additional Paragraph IV certification notice letter, but are well prepared to do so and will vigorously defend our cabozantinib intellectual property estate
We may also from time to time become a party or subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Some of these proceedings have involved, and may involve in the future, claims that are subject to substantial uncertainties and unascertainable damages.
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

If the current public health pandemic related to COVID-19 continues and grows in severity, our business operations and corresponding financial results could suffer, which could have a material adverse impact on our financial condition and prospects for growth.
 Our business could be materially and adversely affected by the ongoing COVID-19 pandemic, a disease caused by a novel strain of coronavirus, SARS-CoV-2, which has been spreading globally since December 2019. Thus far, the COVID-19 pandemic has had a relatively modest impact on our business operations, in particular on our clinical trial and drug discovery activities. For example, to varying degrees and at different rates across our clinical trials being conducted in regions impacted by COVID-19, we have seen a decline in screening and enrollment activity, delays in new site activations, and restrictions on access to treatment sites that is necessary to monitor clinical study progress and initiation. Should the aggressive spread of the COVID-19 pandemic continue indefinitely, the impact on our clinical development operations could grow more severe. We anticipate that a prolonged global public health crisis could limit our ability to identify and work with clinical investigators at clinical trial sites globally to enroll, initiate and maintain treatment per protocol of patients for our ongoing COSMIC-311, COSMIC-312, COSMIC-313 and COSMIC-021 clinical trials. Disruptions to medical and administrative operations at clinical trial sites and the implementation of crisis management initiatives may reduce personnel and other resources necessary to conduct our clinical trials, which could delay our ability to execute on our clinical trial plans or require certain of our clinical trials to be temporarily suspended. Moreover, quarantines and travel restrictions have and may continue to impede patient movement or interrupt healthcare services, which we anticipate over time, could also interfere with and potentially negatively impact clinical trial results. In addition, new and increased costs connected with our efforts to mitigate the effect of the COVID-19 pandemic on our clinical trials could cause the expenses we incur in administering those clinical trials to increase considerably. Specifically, with respect to our clinical trials evaluating cabozantinib in combination with therapies that must be administered via professional intravenous infusion, such as COSMIC-312, COSMIC-313 and COSMIC-021, limited patient movement or interrupted healthcare services at medical institutions may delay or prevent on-site infusion of the therapies being evaluated in combination with cabozantinib. If a sizable portion of patients in our combination studies are unable or unwilling to receive all components of the combination therapy being tested in accordance with the applicable clinical trial protocol, those studies could be delayed, suspended or prevented from producing statistically significant results. Depending upon how long the COVID-19 pandemic continues and its severity, we could also experience delays in the commencement of new clinical trials of cabozantinib, including our three planned phase 3 pivotal trials evaluating cabozantinib in combination with atezolizumab in mCRPC, NSCLC and RCC, or our earlier-stage investigative product candidates. The COVID-19 pandemic could also impede our internal clinical operations and delay our planning and preparation timelines for new clinical trials, as well as adversely affect our ability to obtain regulatory approval for clinical protocols and increase the operating expenses connected with these new clinical trials.
In addition, we have suspended internal drug discovery work in our laboratories temporarily while we observe the shelter in place orders issued by the State of California and Alameda County, and we have also experienced some delays with respect to the portion of drug discovery work outsourced to third-party contractors in regions impacted by COVID-19. While our outsourced drug discovery activities have since resumed and we are exploring various strategies to resume internal drug discovery work in our laboratories, should the COVID-19 pandemic continue and grow in severity, we could experience further delays or scaling back of activities. Prior to the COVID-19 pandemic, we had largely outsourced preclinical development work to third-party contractors, and although to date that work has continued without substantial delay or interference due to the COVID-19 pandemic, the ongoing effects of the crisis could impede these third parties from meeting their contractual obligations to us in the future. Should the COVID-19 pandemic continue and grows in severity, we may ultimately be unable to achieve our drug discovery and preclinical development objectives within the previously disclosed timelines, which could have a material adverse impact on our prospects for growth.
Although as of the date of this Quarterly Report, we have substantial safety stock inventories for both our commercial drug substance and drug products and, to our knowledge, we have not yet experienced production delays or seen significant impairment to our supply chain as a result of the COVID-19 pandemic, our third-party contract manufacturers and suppliers may experience delays, facility closures and other hardships due to COVID-19, which could potentially impact our supply chain and cause delays or disruption in our commercial or clinical supply of our products or product candidates. These potential delays or disruptions to our supply chain could be exacerbated if the COVID-19 pandemic persists for an extended period of time and begins to impact essential distribution systems such as FedEx and postal delivery, which could substantially increase delivery times and costs, or otherwise adversely affect our ability to provide our products to customers and clinical trial sites and generate product revenues.
As of the date of this Quarterly Report, we have taken temporary precautions to help minimize the risk of transmission of the virus, including: requiring Alameda-based employees to work remotely since March 16, 2020, with rare exceptions to maintain critical operational activities; suspending all non-essential business travel for our employees; and

restricting our commercial field employees and medical science liaisons from engaging in personal in-office promotional activities with healthcare professionals. Over a longer period, all of these measures could negatively affect our business operations and prospects in both foreseeable and unforeseeable ways. For instance, requiring all employees to work remotely has already limited our internal drug discovery activities, which if continued, would eventually cause substantial delays and otherwise negatively impact the effectiveness of these programs and delay our ability to execute on our long-term business plans. In addition, obstacles and changes to standard sales and marketing practices resulting from the COVID-19 pandemic, including the shift from in-person to telephonic and virtual interactions with healthcare professionals, could negatively impact the flow of important information regarding our medicines and ultimately diminish sales of our marketed products. Further, extended periods of remote work could impede the focused attention of management or reduce the productivity of teams that would otherwise be working closely together. The COVID-19 pandemic has also caused volatility in the U.S. and global financial markets and a downturn in the U.S. and global economy, which may adversely impact our rates of return for our invested cash resources, the availability and cost of credit, as well as our ability to raise additional funds in the capital markets. Among other things, our inability to access additional funds could in the future inhibit our ability to engage in larger scale strategic transactions or investments.
While we expect the COVID-19 pandemic to continue to have varying degrees of adverse impact on our business operations and, potentially in the future, our financial results, the extent of such adverse impact arising from the COVID-19 pandemic to our business and our financial results, as well as to the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S. and in other countries, and the effectiveness of actions taken globally to contain and treat the disease. These effects could materially and adversely affect our business, financial condition, results of operations and growth prospects, as further explained in the risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of exacerbating many of these other risks and uncertainties inherent to our business.
We rely on Ipsen and Takeda for the commercial success of CABOMETYX in its approved indications outside of the U.S., and are unable to control the amount or timing of resources expended by these collaboration partners in the commercialization of CABOMETYX in its approved indications outside of the U.S.
We rely heavily upon the regulatory, commercial, medical affairs, market access and other expertise and resources of our collaboration partners, Ipsen and Takeda, for commercialization of CABOMETYX in their respective territories outside of the U.S. We cannot control the amount and timing of resources that our collaboration partners dedicate to the commercialization of CABOMETYX, or to its marketing and distribution, and our ability to generate revenues from the commercialization of CABOMETYX by our collaboration partners depends on their ability to obtain and maintain regulatory approvals for, achieve market acceptance of, and to otherwise effectively market, CABOMETYX in its approved indications in their respective territories. Further, the operations of our collaboration partners, and ultimately their foreign sales of CABOMETYX, could be adversely affected by the degree and effectiveness of their respective corporate responses to the COVID-19 pandemic, as well as by the imposition of governmental price or other controls, political and economic instability, trade restrictions or barriers and changes in tariffs, escalating global trade and political tensions, or otherwise. If our collaboration partners are unable or unwilling to invest the resources necessary to commercialize CABOMETYX successfully in the EU, Japan and other international territories where it has been approved, this could reduce the amount of revenue we are due to receive under these collaboration agreements, thus resulting in harm to our business and operations.
Our ability to grow revenues from sales of CABOMETYX will depend upon the degree of market acceptance among physicians, patients, healthcare payers, and the medical community.
Our ability to increase or maintain revenues from sales of CABOMETYX for its approved indications is, and if approved for additional indications will be, highly dependent upon the extent of market acceptance of CABOMETYX among physicians, patients, government healthcare payers such as Medicare and Medicaid, commercial healthcare plans and the medical community. Market acceptance for CABOMETYX could depend on numerous factors, including the effectiveness and safety profile, or the perceived effectiveness and safety profile, of CABOMETYX compared to competing products, the strength of CABOMETYX sales and marketing efforts, the impact to healthcare systems resulting from the COVID-19 pandemic and changes in pricing and reimbursement for CABOMETYX. If CABOMETYX does not continue to be prescribed broadly for the treatment of its approved RCC and HCC indications, our product revenues could flatten or decrease, which could have a material adverse impact on our business, financial condition and results of operations.

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
Furthermore, the specific indications for which CABOMETYX is currently or may be approved, based on the results from clinical trials currently evaluating cabozantinib, are highly competitive. Several novel therapies and combinations of therapies have been approved, are in advanced stages of clinical development or are under expedited regulatory review in these indications, and these other therapies are currently competing or are expected to compete with CABOMETYX. We believe our future success will depend upon our ability to maintain a competitive position with respect to the shifting landscape of therapeutic strategy following the advent of ICIs. While we have adapted our cabozantinib development strategy to address the use of therapies that combine ICIs with other targeted agents in indications for which CABOMETYX is approved, we cannot ensure that our ongoing or planned clinical trials will show efficacy in comparison to competing product combinations. Moreover, the complexities of such a development strategy have required and are likely to continue to require collaboration with some of our competitors.
If we are unable to maintain or increase our internal sales, marketing, market access and product distribution capabilities for our products, we may be unable to maximize product revenues, which could have a material adverse impact on our business, financial condition and results of operations.
Maintaining our sales, marketing, market access and product distribution capabilities requires significant resources, and there are numerous risks involved with maintaining and continuously improving such a commercial organization, including our potential inability to successfully recruit, train, retain and incentivize adequate numbers of qualified and effective sales and marketing personnel. We are competing for talent with numerous commercial- and pre-commercial-stage oncology-focused biotechnology companies seeking to build out and maintain their commercial organizations, as well as other large pharmaceutical organizations that have extensive, well-funded and more experienced sales and marketing operations, and we may be unable to maintain or adequately scale our commercial organization as a result of such competition. Also, to the extent that the commercial opportunities for CABOMETYX grow over time, we may not properly scale the size and experience of our commercialization teams to market and sell CABOMETYX successfully in an expanded number of indications. If we are unable to maintain or scale our commercial function appropriately, or should we have to maintain telephonic and virtual interactions in lieu of in-person meetings with healthcare professionals for an extended period of time as a result of the COVID-19 pandemic, we may not be able to maximize product revenues, which could have a material adverse impact on our business, financial condition and results of operations.
If we are unable to enter into or maintain agreements with third parties to store, distribute and commercialize our products, we may be unable to maximize product revenues, which could have a material adverse impact on our business, financial condition and results of operations.
Our ability to commercialize our products successfully will depend, in part, on the adequacy of our distribution of those products to eligible patients. We currently rely on third-party providers for storage and distribution and on collaboration partners for ongoing commercialization and distribution of CABOMETYX and COMETRIQ in their respective territories outside of the U.S., as well as for access and distribution activities for the approved products under named patient use programs (or similar programs).
Our current and anticipated future dependence upon the activities, support, and legal and regulatory compliance of third parties may adversely affect our ability to supply CABOMETYX and COMETRIQ on a timely and competitive basis. The services provided by these third parties may not be effective or timely, which risks may be increased as a result of the COVID-19 pandemic. In such cases, we may be unable to maintain, improve or renew our arrangements with these third parties or enter into new, alternative arrangements with other service providers, on acceptable terms or at all. If we are unable to contract successfully for effective third-party services on acceptable terms, our commercialization efforts and those of our collaboration partners may be delayed or otherwise adversely affected, which could have a material adverse impact on our business, financial condition and results of operations.
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
We are subject to federal and state healthcare laws and regulations, which laws and regulations are enforced by the federal government and the states in which we conduct our business. Should our compliance controls prove ineffective at preventing or mitigating the risk and impact of improper business conduct or inaccurate reporting, we could be subject to enforcement of the following, including, without limitation:

•
the federal Anti-Kickback Statute, which governs our business activities, including our marketing practices, medical educational programs, pricing policies, and relationships with healthcare providers or other entities;

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
We face related uncertainties as a result of efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA. Notably, in December 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the penalty enforcing the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Then, in December 2019, the U.S. Court of Appeals for the 5th Circuit upheld this District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. While the U.S. Supreme Court has agreed to review an appeal of the 5th Circuit’s decision in 2020, it is unclear how this decision, future decisions, subsequent appeals and other efforts will impact the PPACA. Additionally, the 2020 federal spending package permanently repealed, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device taxes, and, effective January 1, 2021, also eliminates the health insurer tax. There is no assurance that the repeal or modification of some or all of the provisions of the PPACA in the future, will not have a material adverse impact on our business, financial condition and results of operations, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
In addition, there are pending federal and state-level legislative proposals that would significantly expand government-provided health insurance coverage, ranging from establishing a single-payer, national health insurance system to more limited “buy-in” options to existing public health insurance programs, each of which could have a significant impact on the healthcare industry. It is also possible that additional governmental actions will be taken to address the COVID-19 pandemic, and that such actions would have a significant impact on these public health insurance programs. While we cannot predict how future legislation (or enacted legislation that has yet to be implemented) will affect our business, such proposals could have the potential to impact access to and sales of our products.

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
In connection with its evaluation of proposals concerning the pricing of, and access to, pharmaceutical products, many companies in our industry have received governmental requests for documents and information relating to drug pricing and patient support programs. We could receive a similar request, which would require us to incur significant expense and divert the attention of management. Additionally, to the extent there are findings, or even allegations, of improper conduct on the part of the company, these findings could further harm our business, reputation and/or prospects.
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
For example, California adopted SB-17, which requires, among other provisions, pharmaceutical manufacturers to provide advance notice of price increases above a defined threshold to certain purchasers and related reports to the government. Such obligations to provide notices of price increases to purchasers may influence customer ordering patterns for CABOMETYX and COMETRIQ, which in turn may increase the volatility of our revenues as a reflection of changes in inventory volumes. Furthermore, adoption of drug pricing transparency regulations, and our associated compliance obligations, may increase general and administrative costs and/or diminish our revenues as a result of the imposition of caps on pricing and price increases. Therefore, the implementation of these cost-containment measures or other healthcare reforms may result in fluctuations in our results of operations and limit our ability to generate product revenue or commercialize our products.
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
A significant and prolonged economic downturn, whether globally or just within the U.S., could have a substantial impact on our revenues and financial condition.
Our revenues are substantially dependent on the net pricing that we ultimately realize in payment for our marketed products, and commercial third-party payers do not receive the same degree of discounts and allowances that we provide to government payers. In the event of a significant and prolonged economic downturn, the number of patients enrolled in commercial health insurance programs is likely to decrease, particularly in the U.S. where workforce reductions could cause widespread loss of the private health insurance coverage typically provided by employers, and a commensurate shift of eligible individuals to government insurance programs or to the circumstance of lacking health insurance coverage altogether. The COVID-19 pandemic, among other catalysts, has already caused a downturn in the U.S. and global economy and significant levels of unemployment, and the duration and severity of this economic downturn are not yet known. Depending on the scale and ultimate duration of the COVID-19 pandemic, as well as other factors, we could experience a substantial decrease in revenues as a result of the increase in gross-to-net discounting applied to the price of our products due to a substantial shift from private health insurance coverage to government insurance coverage, and also a significant increase in demand for our patient assistance and/or free drug program, all or any of which would adversely affect our product revenues.
Enhanced governmental and private scrutiny over, or investigations or litigation involving, pharmaceutical manufacturer donations to patient assistance programs offered by charitable foundations could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
To help patients afford our products, we have a patient assistance program and also occasionally make donations to independent charitable foundations that help financially needy patients. These types of programs designed to assist patients with affording pharmaceuticals have become the subject of Congressional interest and enhanced government scrutiny. The U.S. Department of Health and Human Services Office of Inspector General established specific guidelines permitting pharmaceutical manufacturers to make donations to charitable organizations that provide co-pay assistance to Medicare patients, provided that manufacturers meet certain specified compliance requirements. In the event we make such donations but are deemed not to have complied with these guidelines and other laws or regulations respecting the operation of these programs, we could be subject to significant damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. We also rely on a third-party hub provider and exercise oversight to monitor patient assistance program activities. Hub providers are generally hired by manufacturers to assist patients with insurance coverage, financial assistance and treatment support after the patients receive a prescription from their healthcare provider.  For manufacturers of specialty drugs (including our marketed products), the ability to have a single point of contact for their therapies helps ensure efficient medication distribution to patients. Accordingly, our hub activities are also subject to scrutiny and may create risk for us if not conducted appropriately. A variety of entities, including independent charitable foundations and pharmaceutical manufacturers, but not including our company, have received subpoenas from the U.S. Department of Justice and other enforcement authorities seeking information related to their patient assistance programs and support. Regardless of whether we have complied with the regulations governing patient assistance programs, this type of government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
We are subject to laws and regulations relating to privacy, data protection and the collection and processing of personal data. Failure to maintain compliance with these regulations could create additional liabilities for us.
The legislative and regulatory landscape for privacy and data protection continues to evolve globally and in the U.S. For example, the California Consumer Privacy Act of 2018 (CCPA) went into operation on January 1, 2020 and affords California residents expanded privacy rights and protections, including civil penalties for violations and statutory damages under a private right of action for data security breaches. Similar legislative proposals being advanced in other states and Congress is also considering federal privacy legislation. In addition, most healthcare providers are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, we could be subject to criminal penalties if we knowingly encourage, assist or otherwise facilitate a HIPAA-covered entity (or its business associate) to use or disclose individually identifiable health information in a manner not authorized or permitted by HIPAA. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. For example, the EU General Data Protection Regulation 2016/679 (GDPR) regulates the processing of personal data of individuals within the EU, even if, under certain circumstances, that processing occurs outside the EU, and also restricts transfers of such data to countries outside of the EU, including the U.S. Should we fail to provide adequate privacy or data security protections or maintain compliance with these laws and regulations, including the CCPA and GDPR, we could be subject to sanctions or other penalties, litigation or an increase in our cost of doing business.
Legislation and regulatory action designed to facilitate the development, approval and adoption of generic drugs in the U.S., and the entrance of generic competitors, could limit the commercial potential of our products, which could have a material adverse impact on our business, financial condition and results of operations.
Under the FDCA, the FDA can approve an ANDA for a generic version of a branded drug without the applicant undertaking the human clinical testing necessary to obtain approval to market a new drug. The FDA can also approve a New Drug Application (NDA) under section 505(b)(2) of the FDCA that relies in whole or in part on the agency’s findings of safety and/or effectiveness for a previously approved drug. Both the ANDA and 505(b)(2) processes are discussed in more detail under “Item 1. Business—Government Regulation—FDA Review and Approval” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 25, 2020. In either case, if an ANDA or 505(b)(2) applicant submits an application referencing one of our marketed products prior to the expiry of one or more our Orange Book-listed patents for the applicable product, we may litigate with the potential generic competitor to protect our patent rights, which would result in substantial costs and divert the attention of management, and could have an adverse impact on our stock price. For example, we received Paragraph IV certification notice letters from MSN concerning the ANDA that it had filed with the FDA seeking approval to market a generic version of CABOMETYX tablets. It is possible that MSN or other companies, following FDA approval of an ANDA or 505(b)(2) NDA, could introduce generic versions of our marketed products before our patents expire if they do not infringe our patents or if it is determined that our patents are invalid or unenforceable, and we expect that generic cabozantinib products would be offered at a significantly lower price compared to our marketed cabozantinib products. Therefore, regardless of the regulatory approach, the introduction of a generic version of cabozantinib could significantly decrease our revenues and thereby materially harm our business, financial condition and results of operations.
The U.S. federal government has also taken numerous legislative and regulatory actions to expedite the development and approval of generic drugs and biosimilars. In August 2017, President Trump signed the FDA Reauthorization Act of 2017, which reauthorized the FDA user fee programs for prescription drugs, generic drugs, medical devices, and biosimilars, under which applicants for such products partially pay for the FDA’s pre-market review of their product candidates and pay other specified fees. The legislation also includes, inter alia, measures to expedite the development and approval of generic products, where generic competition is lacking even in the absence of exclusivities or listed patents. In addition, the FDA has also released a Drug Competition Action Plan, which proposes actions to broaden access to generic drugs and lower consumers’ healthcare costs by, among other things, improving the efficiency of the generic drug approval process and supporting the development of complex generic drugs, and the FDA has taken steps to implement this plan. Moreover, both Congress and the FDA are considering various legislative and regulatory proposals focused on drug competition, including legislation focused on drug patenting and provision of drug to generic applicants for testing. For example, the Creating and Restoring Equal Access To Equivalent Samples (CREATES) Act of 2019, signed into law as part of the 2019 year-end federal spending package, purports to promote competition in the market for drugs and biological products by facilitating the timely entry of lower-cost generic and biosimilar versions of those drugs and biological products, including by allowing generic manufacturers access to branded drug samples. While we cannot predict the specific outcome or impact on our business of such regulatory actions or legislation, they do have the potential to facilitate the development and future approval of generic versions of our products, or otherwise limit or reduce the term for our market exclusivity, which could have a material adverse impact on our business, financial condition and results of operations.
Clinical testing of cabozantinib for new indications, or of new potential product candidates, is a lengthy, costly, complex and uncertain process and may fail to demonstrate safety and efficacy.
Clinical trials are inherently risky and may reveal that cabozantinib, despite its approval for certain indications, or a new product candidate, is ineffective or has an unacceptable safety profile with respect to an intended use. Such results may significantly decrease the likelihood of regulatory approval of that product for a particular indication. Moreover, the results of preliminary studies do not necessarily predict clinical or commercial success, and late-stage or other potentially label-enabling clinical trials may fail to confirm the results observed in early-stage trials or preliminary studies. Although we have established timelines for manufacturing and clinical development of cabozantinib and our other product candidates based on existing knowledge of our compounds in development and industry metrics, we may not be able to meet those timelines.

We may experience numerous unforeseen events, during or as a result of clinical investigations, that could delay or prevent commercialization of cabozantinib (or of other product candidates) in new indications, and in some cases, as described in the risk factor entitled, “If the current public health pandemic related to COVID-19 continues and grows in severity, our business operations and corresponding financial results could suffer, which could have a material adverse impact on our financial condition and prospects for growth,” the COVID-19 pandemic has already increased and may further increase the potential for such developments to occur. These may include:

•	lack of acceptable efficacy or a tolerable safety profile;

•	negative or inconclusive clinical trial results that require us to conduct further testing or to abandon projects;

•	discovery or commercialization by our competitors of other compounds or therapies that show significantly improved safety or efficacy compared to cabozantinib or our other product candidates;

•	our inability to identify and maintain a sufficient number of trial sites;

•	lower-than-anticipated patient registration or enrollment in our clinical testing;

•	failure by our collaboration partners to provide us with an adequate and timely supply of product that complies with the applicable quality and regulatory requirements for a combination trial;

•	failure of our third-party contract research organizations or investigators to satisfy their contractual obligations, including deviating from any trial protocols; and

•
withholding of authorization from regulators or institutional review boards to commence or conduct clinical trials or delays, suspensions or terminations of clinical research for various reasons, including noncompliance with regulatory requirements or a determination by these regulators and institutional review boards that participating patients are being exposed to unacceptable health risks.

If there are further delays in or termination of the clinical testing of cabozantinib or our other product candidates due to any of the events described above or otherwise, including as a result of the COVID-19 pandemic, our expenses could increase and our ability to generate revenues could be impaired, either of which could adversely impact our financial results. Furthermore, we rely on our collaboration partners to fund a significant portion of our clinical development programs. Should one or all of our collaboration partners decline to support future planned clinical trials, we will be entirely responsible for financing the further development of cabozantinib or our other product candidates and, as a result, we may be unable to execute our current business plans, which could have a material adverse impact on our business, financial condition and results of operations.
We may not be able to pursue the further development of cabozantinib or our other product candidates or meet current or future requirements of the FDA or regulatory authorities in other jurisdictions in accordance with our stated timelines or at all. Our planned clinical trials may not begin on time, or at all, may not be completed on schedule, or at all, may not be sufficient for registration of our product candidates or may not result in an approvable product. The duration and the cost of clinical trials vary significantly as a result of factors relating to the clinical trial, including, among others: characteristics of the product candidate under investigation; the number of patients who ultimately participate in the clinical trial; the duration of patient follow-up; the number of clinical sites included in the trials; and the length of time required to enroll eligible patients.
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
In addition, on March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in response to the COVID-19 pandemic. Amongst other provisions, the CARES Act made a number of changes to the FDCA aimed at preventing drug shortages. While we are still evaluating these and other CARES Act changes, these changes could impact our business. For example, in light of the COVID-19 pandemic, the FDA has issued a number of guidance documents describing the agency’s expectations for how drug manufacturers should comply with various FDA requirements during the pandemic, including with respect to conducting clinical trials and reporting post-marketing adverse events. These and any further guidance documents issued by FDA that impact the requirements to which we are subject, as well as any equivalent federal or state legislative or regulatory initiatives, or similar measures outside of the United States, could have a material adverse impact on our business, financial condition and results of operations.
We may be unable to expand our development pipeline, which could limit our growth and revenue potential.
Our business is focused on the discovery, development and commercialization of new medicines for difficult-to-treat cancers. In this regard, we have invested in substantial technical, financial and human resources toward internal drug discovery activities with the goal of identifying new product candidates to advance into clinical trials. Notwithstanding such investment, the COVID-19 pandemic has caused temporary suspensions of internal drug discovery in our laboratories and other limitations to our programs described in the risk factor entitled, “If the current public health pandemic related to COVID-19 continues and grows in severity, our business operations and corresponding financial results could suffer, which could have a material adverse impact on our financial condition and prospects for growth.” Even assuming we successfully return to normal drug discovery and preclinical development operations in the future, many programs that may have initially shown promise will ultimately fail to yield product candidates for multiple reasons. For example, product candidates may, on further study, be shown to have inadequate efficacy, harmful side effects, suboptimal pharmaceutical profiles or other characteristics suggesting that they are unlikely to be commercially viable products.
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
Although we reported net income of $48.6 million for the three months ended March 31, 2020 and $321.0 million for the year ended December 31, 2019, respectively, we may not be able to maintain or increase profitability on a quarterly or annual basis, and we are unable to predict the extent of future profits or losses. The amount of our net profits or losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the U.S.; achievement of clinical, regulatory and commercial milestones, if any, under our collaboration agreements with Ipsen and Takeda; the amount of royalties from sales of CABOMETYX and COMETRIQ outside of the U.S. under our collaboration agreements with Ipsen and Takeda; other collaboration revenues; and the level of our expenses, including for development and commercialization activities for cabozantinib and for any pipeline expansion efforts. We expect to continue to spend substantial amounts to fund the continued development of cabozantinib for additional indications and the commercialization of our approved products. In addition, we intend to continue to expand our product pipeline through our internal drug discovery efforts and the execution of additional partnerships through business development activities or strategic transactions that align with our oncology drug development, regulatory and commercial expertise, which efforts could involve substantial costs. To offset these costs in the future, we will need to generate substantial revenues. If these costs exceed our current expectations, or we fail to achieve anticipated revenue targets, the market value of our common stock may decline.
Our financial outlook may not be realized.
From time to time, in press releases and otherwise, we may publish estimates, forecasts or other forward-looking statements regarding our future financial or operating results, including estimated revenues, expenses and earnings. Any forecast of our future performance reflects various assumptions. These assumptions are subject to significant risks and uncertainties, and as a matter of course, any number of them may prove to be incorrect. Further, the achievement of any forecast depends on numerous assumptions and other factors (including those described in this discussion), many of which are beyond our control. Moreover, should the COVID-19 pandemic continue to spread and grow in severity, the impact on our profitability is difficult to predict. As a result, we cannot be certain that our performance will be consistent with any management estimates or forecasts or that the variation from such estimates or forecasts will not be material and adverse. Current and potential stockholders are cautioned not to base their entire analysis of our business and prospects upon isolated estimates or forecasts, but instead are encouraged to utilize our entire publicly available mix of historical and forward-looking information, as well as other available information regarding us, our products, the competitive landscape for our products, our commercialization, development and regulatory efforts, as well as those of our collaboration partners, and the biotechnology and pharmaceutical industry generally when evaluating our prospective financial or operating results.
If additional capital is not available to us when we need it, we may be unable to expand our product offerings and maintain business growth.
As of both March 31, 2020 and December 31, 2019, we had $1.4 billion in cash and investments. Our business operations grew substantially during 2019. In order to maintain business growth in 2020, we plan to continue to execute on our U.S. commercialization plans for CABOMETYX, while reinvesting in our product pipeline through the continued development of cabozantinib and our other product candidates, internal discovery activities, and the execution of strategic transactions. Our ability to achieve these business objectives will depend on many factors including but not limited to:

•	the commercial success of both CABOMETYX and COMETRIQ and the revenues we generate from those approved products;

•	costs associated with maintaining our expanded sales, marketing, market access, medical affairs and product distribution capabilities for CABOMETYX and COMETRIQ;

•	the achievement of stated regulatory and commercial milestones and royalties paid under our collaboration agreements with Ipsen and Takeda;

•	the commercial success of and revenues generated by products marketed under our collaboration and license agreements;

•	future clinical trial results;

•	the impact of the COVID-19 pandemic on our ability to conduct critical business operations, including internal drug discovery activities, clinical trials and commercial operations;

•	the level of our investments in the expansion of our pipeline through internal drug discovery and business development activities;

•	the number and size of clinical trials we conduct and the cost of drug supply for such clinical trials evaluating our products with other therapeutic agents;

•	trends and developments in the pricing of oncologic therapeutics in the U.S. and abroad, especially in the EU;

•	scientific developments in the market for oncologic therapeutics and the timing of regulatory approvals for competing oncologic therapies; and

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights.
Our commitment of cash resources to CABOMETYX and the reinvestment in our product pipeline through the continued development of cabozantinib and increasing internal drug discovery activities, as well as through the execution of strategic transactions, could require us to obtain additional capital. We may seek such additional capital through some or all of the following methods: corporate collaborations; licensing arrangements; and public or private debt or equity financings. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. Disruptions in the U.S. and global financial markets, including disruptions that have resulted and may continue to result from the COVID-19 pandemic and the related downturn in the U.S. and global economy, as well as future potential U.S. federal government shutdowns, rising interest rate environments, increased or changed tariffs and trade restrictions or otherwise, may adversely impact the availability and cost of credit, as well as our ability to raise additional funds in the capital markets. Economic and capital markets conditions have been, and continue to be, volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business. In particular, our inability to access additional funds, whether due to the effects of the COVID-19 pandemic or otherwise, could in the future inhibit our ability to engage in larger scale strategic transactions or investments. We do not know whether additional capital will be available when needed, or that, if available, we will obtain additional capital on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be unable to expand our product offerings and maintain business growth, which could have a material adverse impact on our business, financial condition and results of operations.

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
Certain accounting policies are critical to the presentation of our financial condition and results of operations. We believe our critical accounting policies relating to revenue recognition, clinical trial accruals, inventory, stock-based compensation and income taxes reflect the more significant estimates and judgments used in the preparation of our Consolidated Financial Statements. Although we base our estimates and judgments on historical experience, our interpretation of existing accounting literature and on various other assumptions that we believe to be reasonable under the circumstances, if our assumptions prove to be materially incorrect, actual results may differ materially from these estimates.
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
The United Kingdom’s (UK’s) withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.
Following the ratification of the Withdrawal Agreement by the European Parliament and UK Parliament, the UK left the EU on January 31, 2020 (commonly referred to as “Brexit”). The Withdrawal Agreement provides for a transition period until December 31, 2020, during which the UK remains in the single market and customs union and the free movement of people will continue, in order to ensure frictionless trade and business continuity until a long-term relationship is agreed. At the end of transition, the UK’s relationship with the EU will be determined by the new agreements it has entered into on trade and other areas of cooperation. The new agreements must be reached before the transition period ends. If not, the UK would have to rely on previous international conventions for security cooperation and would trade with the EU on World Trade Organization terms. The exception is Northern Ireland, whose trade in goods with the EU would be covered by the provisions in the Northern Ireland Protocol. As a result of the COVID-19 pandemic, planned negotiating rounds for the UK’s future relationship with the EU have not been progressing at a pace that would facilitate a final agreement on trade and cooperation between the UK and the EU prior to December 31, 2020. Under these circumstances, it is uncertain whether the UK and EU would agree to extend the transition period beyond December 31, 2020. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications Brexit will have and how it might affect us. For example, we rely on third-party contract manufacturing organization facilities located in the UK, responsible for packaging, labeling, storing and subsequently distributing supplies of our product to the EU. Any tariffs, differing regulatory requirements and other restrictions on the free movement of goods between the UK and the EU that ultimately result from Brexit may have an adverse impact on this part of our supply chain. Trade restrictions, changes to the regulatory approval or drug cost reimbursement systems, and additional administrative costs may impede the ability of our collaboration partner Ipsen to market our products in Europe. Furthermore, the initial announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations; therefore, the Brexit transition may continue to adversely affect European and global economic and market conditions, which may cause third-party payers, including governmental organizations, to closely monitor their costs and reduce their spending budgets, and which could contribute to instability in the global financial and foreign exchange markets. Any of these effects of Brexit could have a material adverse impact on our business, financial condition and results of operations.
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

•
the possibility that collaboration partners may delay clinical trials, fail to supply us on a timely basis with the product required for a combination trial (including as a result of the COVID-19 pandemic), deliver product that fails to meet appropriate quality and regulatory standards and results in a market recall or withdrawal, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing;

•
disputes that may arise between us and our collaboration partners that result in the delay or termination of the research, development or commercialization of our drug candidates, or that diminish or delay receipt of the economic benefits we are entitled to receive under the collaboration, or that result in costly litigation or arbitration;

•	the possibility that our collaboration partners may experience financial difficulties, including, without limitation, difficulties arising from the impact of the COVID-19 pandemic;

•	our collaboration partners’ lack of success in their efforts to obtain regulatory approvals in a timely manner, or at all;

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
We do not have the ability to conduct clinical trials for cabozantinib or for new potential product candidates independently, so we rely on independent third parties for the performance of these trials, such as the U.S. federal government (including NCI-CTEP, a department of the National Institutes of Health, with whom we have our CRADA), third-party contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, whether as a result of the COVID-19 pandemic or otherwise, or if the third parties must be replaced or if the quality or accuracy of the data they generate or provide is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or commercialize cabozantinib or other product candidates beyond currently approved indications. In addition, due to the complexity of our research initiatives, we may be unable to engage with third-party contract research organizations that have the necessary experience and sophistication to further our internal drug discovery efforts, which would impede our ability to identify, develop and commercialize our potential product candidates.
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
Our third-party contract manufacturers may not be able to produce material on a timely basis or manufacture material with the required quality standards, or in the quantity required to meet our development and commercial needs and applicable regulatory requirements, including as a result of the COVID-19 pandemic. Although as of the date of this Quarterly Report, we have substantial safety stock inventories for both our commercial drug substance and drug products and, to our knowledge, have not yet experienced production delays or seen significant impairment to our supply chain as a result of the COVID-19 pandemic, our third-party contract manufacturers and suppliers may experience delays, facility closures and other hardships due to COVID-19, which could potentially impact our supply chain and cause delays or disruption in our commercial or clinical supply of our products or product candidates. If our third-party contract manufacturers and suppliers do not continue to supply us with our products or product candidates in a timely fashion and in compliance with applicable quality and regulatory requirements, or if they otherwise fail or refuse to comply with their obligations to us under our supply and manufacturing arrangements, we may not have adequate remedies for any breach. Furthermore, their failure to supply us could impair or preclude our ability to meet our commercial supply requirements, or our supply needs for clinical trials, including those being conducted in collaboration with our partners, which could delay our product development efforts and have a material adverse impact on our business, financial condition and results of operations. In addition, through our third-party contract manufacturers and data service providers, we continue to provide serialized commercial products as required to comply with the Drug Supply Chain Security Act (DSCSA). If our third-party contract manufacturers or data service providers fail to support our efforts to continue to comply with DSCSA and any future federal or state electronic pedigree requirements, we may face legal penalties or be restricted from selling our products.
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
We work with scientific advisors at academic and other institutions, as well as third-party contractors in various locations throughout the world, that assist us in our research and development efforts, including in internal drug discovery and preclinical development strategy. These third parties are not our employees and may have other commitments or contractual obligations that limit their availability to us. Although these third-party scientific advisors and contractors generally agree not to do competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services. There has also been increased scrutiny surrounding the disclosures of payments made to medical researchers from companies in the pharmaceutical industry, and it is possible that the academic and other institutions that employ these medical researchers may prevent us from engaging them as scientific advisors and contractors or otherwise limit our access to these experts, or that the scientific advisors themselves may now be more reluctant to work with industry partners. Even if these scientific advisors and contractors with whom we have engaged intend to meet their contractual obligations, their ability to perform services may be impacted by external factors, as we experienced in the early stages of the COVID-19 pandemic. If we have or may continue to experience delays in the receipt of services, lose work performed by these scientific advisors and contractors or are unable to engage them in the first place, our discovery and development efforts with respect to the matters on which they were working or would work in the future may be significantly delayed or otherwise adversely affected.
Risks Related to Our Information Technology, Data Privacy and Intellectual Property
Data breaches, cyber attacks and other failures in our information technology infrastructure could compromise our intellectual property or other sensitive information, damage our operations and cause significant harm to our business and reputation.
In the ordinary course of our business, we collect, maintain and transmit sensitive data on our networks and systems, including our intellectual property and proprietary or confidential business information (such as research data and personal information) and confidential information with respect to our customers, clinical trial patients and our collaboration partners. We have also outsourced significant elements of our information technology infrastructure to third parties and, as a result, such third parties may or could have access to our confidential information. The secure maintenance of this information is critical to our business and reputation, and while we have enhanced and are continuing to enhance our cybersecurity efforts commensurate with the growth and complexity of our business, our systems and those of third-party service providers may be vulnerable to a cyber attack. Such vulnerabilities may be further exacerbated by the fact that our workforce is operating remotely as we comply with shelter in place orders and the recent rise in COVID-19 phishing attacks targeting remote workers. In addition, we are heavily dependent on the functioning of our information technology infrastructure to carry out our business processes, such as external and internal communications or access to clinical data and other key business information. Accordingly, both inadvertent disruptions to this infrastructure and cyber attacks could cause us to incur significant remediation or litigation costs, result in product development delays, disrupt critical business operations, expend key information technology resources and divert the attention of management.
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
Our success will depend in part upon our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of biopharmaceutical companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We will continue to apply for patents covering our technologies and products as, where and when we deem lawful and appropriate. However, these applications may be challenged or may fail to result in issued patents. Our issued patents have been and may in the future be challenged by third parties as invalid or unenforceable under U.S. or foreign laws, or they may be infringed by third parties, and we are from time to time involved in the defense and enforcement of our patents or other intellectual property rights in a court of law, U.S. Patent and Trademark Office inter partes review or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the U.S. and elsewhere. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse outcome may allow third parties to use our intellectual property without a license and/or allow third parties to introduce generic and other competing products, any of which would negatively impact our business. Third parties may also attempt to invalidate or design around our patents, or assert that they are invalid or otherwise unenforceable, and seek to introduce generic versions of cabozantinib. For example, we received Paragraph IV certification notice letters from MSN concerning the ANDA that it had filed with the FDA seeking approval to market a generic version of CABOMETYX tablets. Should MSN or any other third parties receive FDA approval of an ANDA or a 505(b)(2) NDA with respect to cabozantinib, it is possible that such company or companies could introduce generic versions of our marketed products before our patents expire if they do not infringe our patents or if it is determined that our patents are invalid or unenforceable, and the resulting generic competition could have a material adverse impact on our business, financial condition and results of operations.
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
In addition, third parties may obtain patents that relate to our technologies and claim that use of such technologies infringes on their patents or otherwise employs their proprietary technology without authorization. Regardless of their merit, such claims could require us to incur substantial costs and divert the attention of management and key technical personnel in defending ourselves against any such claims or enforcing our own patents. In the event that a successful claim of infringement is brought against us, we may be required to pay damages and obtain one or more licenses from these third parties, subjecting us to substantial royalty payment obligations. We may not be able to obtain these licenses on commercially reasonable terms, or at all. Defense of any lawsuit or failure to obtain any of these licenses could adversely affect our ability to develop and commercialize products.
We may be subject to damages resulting from claims that we, our employees or independent contractors have wrongfully used or disclosed alleged trade secrets of their former employers.
Many of our employees and independent contractors were previously employed at universities or other biotechnology, biopharmaceutical or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that we or these employees or independent contractors have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers, or used or sought to use patent inventions belonging to their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and divert the attention of management. If we fail in defending such claims, in addition to paying damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel and/or their work product could hamper or prevent our ability to develop or commercialize certain product candidates, which could have a material adverse impact on our business, financial condition and results of operations.
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
We are highly dependent upon the principal members of our management, as well as clinical, commercial and scientific staff, the loss of whose services might adversely impact the achievement of our objectives. Also, we may not have sufficient personnel to execute our business plans. Retaining and, where necessary, recruiting qualified clinical, commercial, scientific and pharmaceutical operations personnel will be critical to support activities related to advancing the development program for cabozantinib and our other product candidates, successfully executing upon our commercialization plan for cabozantinib and our internal proprietary research and development efforts. Competition is intense for experienced clinical, commercial, scientific and pharmaceutical operations personnel, and we may be unable to retain or recruit such personnel with the expertise or experience necessary to allow us to successfully develop and commercialize our products. Similarly, the COVID-19 pandemic could negatively impact the health of key personnel or make it difficult to recruit qualified personnel for critical positions. Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.
Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.
Our headquarters in Alameda, California is located in the San Francisco Bay Area, and therefore our facilities are vulnerable to damage from earthquakes. Our earthquake insurance may not cover all of the damage we may suffer in the event of an earthquake. We are also vulnerable to damage from other types of disasters, including fires and floods, which have become a significant danger in California during recent years, as well as power loss, communications failures, aircraft disasters (due to the proximity of our headquarters to a major international airport), terrorism and similar events, and any insurance we may maintain may be inadequate to cover our losses. If any disaster were to occur, our ability to operate our business at our facilities could be seriously, or potentially completely, impaired, causing significant delays in our programs and making it difficult for us to recover due to the unique nature of our research activities. Accordingly, an earthquake or other disaster could have a material adverse impact on our business, financial condition and results of operations.
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
We may be held liable if any product we or our collaboration partners develop or commercialize causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, product liability claims could result in decreased demand for our products and product candidates, injury to our reputation, withdrawal of patients from our clinical trials, product recall, substantial monetary awards to third parties and the inability to commercialize any products that we may develop in the future. These claims might be made directly by consumers, healthcare providers, pharmaceutical companies or others selling or testing our products. We have obtained limited product liability insurance coverage for our clinical trials and commercial activities for cabozantinib in the amount of $20.0 million per occurrence and $20.0 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for expenses or losses we may suffer. Moreover, if insurance coverage becomes more expensive, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, juries have awarded large judgments in class action lawsuits for claims based on drugs that had unanticipated side effects. In addition, the biotechnology, biopharmaceutical and pharmaceutical industries, in general, have been subject to significant medical malpractice litigation. A successful product liability claim or series of claims brought against us could harm our reputation and business and would decrease our cash reserves.
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

•
general market, economic and political conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors, such as the impact of the COVID-19 pandemic on financial markets.

These and other factors could have material adverse impact on the market price of our common stock. In addition, the stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have historically experienced significant volatility that has often been unrelated or disproportionate to the operating performance of particular companies. Likewise, as a result of significant changes in U.S. or global political and economic conditions, including the effects of the COVID-19 pandemic, policies governing foreign trade and healthcare spending and delivery, or future potential U.S. federal government shutdowns, the financial markets could continue to experience significant volatility that could also continue to negatively impact the markets for biotechnology and pharmaceutical stocks. These broad market fluctuations have adversely affected, and may in the future adversely affect the trading price of our common stock. Excessive volatility may continue for an extended period of time following the date of this report.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert the attention of management, which could have a material adverse impact on our business, financial condition and results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Certificate of Change of Registered Agent and/or Registered Office of Exelixis, Inc.	8-K	000-30235	3.1	10/15/2014
3.5	Certificate of Ownership and Merger Merging X-Ceptor Therapeutics, Inc. with and into Exelixis, Inc.	8-K	000-30235	3.2	10/15/2014
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/23/2019
3.7	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	2/20/2020
4.1	Specimen Common Stock Certificate	S-1, as amended	333-96335	4.1	4/7/2000
10.1	Fifth Amendment dated January 16, 2020, to Lease Agreement dated May 2, 2017, between Waterfront EDP, LLC (as successor in interest to Hillwood Enterprises, L.P.) and Exelixis, Inc.	10-K	000-30235	10.37	2/25/2020
10.2	First Amendment dated January 16, 2020, to Lease Agreement dated May 2, 2017, between Alameda BTS EDP, LLC (as successor in interest to Ernst Development Partners, Inc.) and Exelixis, Inc.	10-K	000-30235	10.39	2/25/2020
10.3	Cash Compensation for Non-Employee Directors	10-K	000-30235	10.29	2/25/2020
10.4	Non-Employee Director Equity Compensation Policy					X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350					X

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
101.INS	XBRL Instance Document	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

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

EXELIXIS, INC.

May 5, 2020	By:	/s/ CHRISTOPHER J. SENNER
Date		Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)