Form 10-Q
period 2020-07-03
EXELIXIS, INC.
filed 2020-08-06
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☒
As of July 27, 2020, there were 308,995,819 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$527,143	$266,501
Short-term investments	685,895	585,742
Trade receivables, net	121,080	119,073
Inventory	16,608	12,886
Prepaid expenses and other current assets	43,937	26,988
Total current assets	1,394,663	1,011,190
Long-term investments	327,141	536,385
Property and equipment, net	52,323	48,892
Deferred tax assets, net	148,235	172,374
Goodwill	63,684	63,684
Other long-term assets	60,502	53,145
Total assets	$2,046,548	$1,885,670
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,103	$11,581
Accrued compensation and benefits	33,156	37,364
Accrued clinical trial liabilities	39,940	38,777
Rebates and fees due to customers	16,957	18,719
Accrued collaboration liabilities	10,695	11,856
Other current liabilities	32,830	24,449
Total current liabilities	142,681	142,746
Long-term portion of deferred revenues	15,003	6,596
Long-term portion of operating lease liabilities	48,334	48,011
Other long-term liabilities	7,206	2,347
Total liabilities	213,224	199,700
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000 shares authorized; issued and outstanding: 308,886 and 304,831 at June 30, 2020 and December 31, 2019, respectively	309	305
Additional paid-in capital	2,269,093	2,241,947
Accumulated other comprehensive income	7,840	3,069
Accumulated deficit	(443,918)	(559,351)
Total stockholders’ equity	1,833,324	1,685,970
Total liabilities and stockholders’ equity	$2,046,548	$1,885,670

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Net product revenues	$178,730	$193,675	$372,610	$373,256
License revenues	59,234	37,742	80,113	63,306
Collaboration services revenues	21,515	8,858	33,671	19,200
Total revenues	259,479	240,275	486,394	455,762
Operating expenses:
Cost of goods sold	9,221	7,539	18,510	15,040
Research and development	114,933	81,932	216,810	145,221
Selling, general and administrative	59,791	58,815	122,731	118,953
Total operating expenses	183,945	148,286	358,051	279,214
Income from operations	75,534	91,989	128,343	176,548
Interest income	5,162	6,975	12,382	13,062
Other income, net	—	803	6	828
Income before income taxes	80,696	99,767	140,731	190,438
Provision for income taxes	13,875	20,725	25,298	35,621
Net income	$66,821	$79,042	$115,433	$154,817
Net income per share:
Basic	$0.22	$0.26	$0.38	$0.51
Diluted	$0.21	$0.25	$0.36	$0.49
Weighted-average common shares outstanding:
Basic	307,807	302,188	306,598	301,365
Diluted	318,144	314,911	316,992	314,786
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$66,821	$79,042	$115,433	$154,817
Other comprehensive income:
Net unrealized gains on available-for-sale debt securities, net of tax impact of $2,287, $413, $1,346 and $807, respectively	8,062	1,479	4,771	2,908
Comprehensive income	$74,883	$80,521	$120,204	$157,725

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2020	305,780	$306	$2,258,307	$(222)	$(510,739)	$1,747,652
Net income	—	—	—	—	66,821	66,821
Other comprehensive income	—	—	—	8,062	—	8,062
Issuance of common stock under equity incentive and stock purchase plans	3,106	3	13,780	—	—	13,783
Stock transactions associated with taxes withheld on equity awards	—	—	(19,148)	—	—	(19,148)
Stock-based compensation	—	—	16,154	—	—	16,154
Balance at June 30, 2020	308,886	$309	$2,269,093	$7,840	$(443,918)	$1,833,324

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2019	301,520	$302	$2,188,578	$728	$(804,588)	$1,385,020
Net income	—	—	—	—	79,042	79,042
Other comprehensive income	—	—	—	1,479	—	1,479
Issuance of common stock under equity incentive and stock purchase plans	1,265	1	8,865	—	—	8,866
Stock transactions associated with taxes withheld on equity awards	—	—	(854)	—	—	(854)
Stock-based compensation	—	—	15,079	—	—	15,079
Balance at June 30, 2019	302,785	$303	$2,211,668	$2,207	$(725,546)	$1,488,632
Continued on next page

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - continued
(in thousands)
(unaudited)

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	304,831	$305	$2,241,947	$3,069	$(559,351)	$1,685,970
Net income	—	—	—	—	115,433	115,433
Other comprehensive income	—	—	—	4,771	—	4,771
Issuance of common stock under equity incentive and stock purchase plans	4,055	4	17,951	—	—	17,955
Stock transactions associated with taxes withheld on equity awards	—	—	(20,941)	—	—	(20,941)
Stock-based compensation	—	—	30,136	—	—	30,136
Balance at June 30, 2020	308,886	$309	$2,269,093	$7,840	$(443,918)	$1,833,324

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	299,876	$300	$2,168,217	$(701)	$(880,363)	$1,287,453
Net income	—	—	—	—	154,817	154,817
Other comprehensive income	—	—	—	2,908	—	2,908
Issuance of common stock under equity incentive and stock purchase plans	2,909	3	18,277	—	—	18,280
Stock transactions associated with taxes withheld on equity awards	—	—	(2,434)	—	—	(2,434)
Stock-based compensation	—	—	27,608	—	—	27,608
Balance at June 30, 2019	302,785	$303	$2,211,668	$2,207	$(725,546)	$1,488,632
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Net income	$115,433	$154,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,376	3,998
Stock-based compensation	30,136	27,608
Non-cash lease expense	2,383	1,099
Deferred taxes	22,793	33,067
Other, net	726	(98)
Changes in operating assets and liabilities:
Trade receivables, net	(2,014)	65,230
Inventory	(7,049)	(2,514)
Prepaid expenses and other assets	(18,954)	(9,278)
Deferred revenue	9,659	4,656
Accounts payable and other liabilities	262	14,736
Net cash provided by operating activities	157,751	293,321
Cash flows from investing activities:
Purchases of property, equipment and other	(9,925)	(3,516)
Purchases of investments	(433,154)	(518,268)
Proceeds from maturities and sales of investments	548,973	271,198
Net cash provided by (used in) investing activities	105,894	(250,586)
Cash flows from financing activities:
Proceeds from issuance of common stock under equity incentive and stock purchase plans	17,938	14,735
Taxes paid related to net share settlement of equity awards	(20,941)	(2,434)
Other, net	—	(22)
Net cash (used in) provided by financing activities	(3,003)	12,279
Net increase in cash, cash equivalents and restricted cash	260,642	55,014
Cash, cash equivalents and restricted cash at beginning of period	268,137	315,875
Cash, cash equivalents and restricted cash at end of period	$528,779	$370,889
Supplemental cash flow disclosures:
Right-of-use assets obtained in exchange for lease obligations	$1,824	$11,338
Unpaid liabilities incurred for purchases of property and equipment	$804	$1,350

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
The other two products resulting from our discovery efforts are: COTELLIC® (cobimetinib), an inhibitor of MEK, approved as part of multiple combination regimens to treat specific forms of advanced melanoma and marketed under a collaboration with Genentech, Inc. (a member of the Roche Group) (Genentech); and MINNEBRO® (esaxerenone), an oral, non-steroidal, selective blocker of the mineralocorticoid receptor, approved for the treatment of hypertension in Japan and licensed to Daiichi Sankyo Company, Limited (Daiichi Sankyo).
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements include the accounts of Exelixis and those of our wholly-owned subsidiaries. These entities’ functional currency is the U.S. dollar. All intercompany balances and transactions have been eliminated.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial statements for the periods presented have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any future period. The accompanying Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the SEC on February 25, 2020.
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2020, which is a 52-week fiscal year, will end on January 1, 2021 and fiscal year 2019, which was a 53-week fiscal year, ended on January 3, 2020. For convenience, references in this report as of and for the fiscal periods ended July 3, 2020 and June 28, 2019, and as of and for the fiscal years ending January 1, 2021, and ended January 3, 2020, are indicated as being as of and for the fiscal periods ended June 30, 2020 and June 30, 2019 and the years ending December 31, 2020 and ended December 31, 2019, respectively. Similarly, references in this report to the first day of the fiscal year ending January 1, 2021 are indicated as being as of January 1, 2020.
Reclassifications
Certain prior period amounts in the accompanying Condensed Consolidated Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported total revenues, income from operations, net income, total assets, total liabilities or total stockholders’ equity.

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
In March 2020, we received the 2020 preliminary fee notice from the Internal Revenue Service for the Branded Prescription Drug Fee for the 2018 sales year, which resulted in an increase in our estimate of such fees for the 2018 and 2019 sales years. Accordingly, we recorded an adjustment to increase selling, general and administrative expenses and our accrual for these fees by $5.4 million during the three months ended March 31, 2020. This adjustment resulted in a $0.02 decrease in basic and diluted earnings per share for the six months ended June 30, 2020. Our total accrual for the Branded Prescription Drug Fee was $15.1 million and $6.0 million as of June 30, 2020 and December 31, 2019, respectively, of which $8.6 million and $4.4 million was recorded in other current liabilities, and $6.5 million and $1.6 million was recorded in other long-term liabilities.
Recently Adopted Accounting Pronouncements
On January 1, 2020, we adopted Accounting Standards Update (ASU) No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as part of revenues under Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606) when the counterparty is a customer for a distinct good or service (i.e. a unit of account). For units of account that are in the scope of Topic 606, all of the guidance in Topic 606 should be applied, including the guidance on recognition, measurement, presentation and disclosure. ASU 2018-18 precludes entities from presenting amounts related to transactions with a counterparty in a collaborative arrangement that is not a customer as revenue from contracts with customers. If a portion of a distinct bundle of goods or services within an arrangement is not with a customer, then the unit of account is not within the scope of Topic 606, and the recognition and measurement of that unit of account shall be based on analogy to authoritative accounting literature or, if there is no appropriate analogy, a reasonable, rational, and consistently applied accounting policy election. Upon adoption of ASU 2018-18, we have presented revenues from performance obligations associated with our collaboration arrangements that are within the scope of Topic 606 (license revenues) separately from revenues from performance obligations that are not subject to Topic 606 (collaboration services revenues). The adoption of ASU 2018-18 was applied retrospectively, and prior periods have been restated to conform to the presentation prescribed by ASU 2018-18. The adoption of ASU 2018-18 did not impact total revenues for the prior period presented in the accompanying Condensed Consolidated Statements of Income.
On January 1, 2020, we adopted ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 simplifies goodwill impairment testing by eliminating the second step of the impairment test. The amended guidance requires an impairment charge to be recognized for the amount by which the carrying amount of a reporting unit exceeds its fair value under a one-step impairment test. The adoption of ASU 2017-04 did not impact the accompanying Condensed Consolidated Financial Statements.
On January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (ASU 2016-13). ASU 2016-13 implements an impairment model, known as the current expected credit loss model, that is based on expected losses rather than incurred losses. Under the new guidance, we will recognize our estimate of current expected credit losses as an allowance on financial assets measured at amortized cost, including accounts receivable, unbilled collaboration revenues, and investments classified as available for sale. Current expected credit losses were immaterial as of the date of adoption, and the adoption of ASU 2016-13 did not have a significant impact on the accompanying Condensed Consolidated Financial Statements.
Investment Impairment
Quarterly, we assess each of our investments in debt securities available-for-sale whose fair value is below its cost basis to determine if the investment’s impairment is due to credit-related factors or noncredit-related factors. Factors considered in determining whether an impairment is credit-related include the extent to which the investment’s fair value is less than its cost basis, declines in published credit ratings, issuer default on interest or principal payments, and declines in the financial condition and near-term prospects of the issuer. If we determine a credit-related impairment exists, we will measure the credit loss based on a discounted cash flows model. Credit-related impairments on debt securities available-for-sale are recognized as an allowance for credit losses with a corresponding adjustment to other income, net in the accompanying Condensed Consolidated Statements of Income. The portion of the impairment that is not credit-related is recorded, net of applicable taxes, as a reduction of other comprehensive income.
We have elected to exclude accrued interest from both the fair value and the amortized cost basis of debt securities available-for-sale for the purposes of identifying and measuring an impairment. We write-off accrued interest as a reduction of interest income when an issuer has defaulted on interest payments due on a security.
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
Goodwill
We recorded goodwill amounts as the excess purchase price over tangible assets, liabilities and intangible assets acquired based on their estimated fair value. We review the carrying amount of goodwill for impairment annually and whenever events or changes in circumstance indicate that the carrying value may not be recoverable. We perform our annual assessment of the recoverability of our goodwill as of the first day of our fourth quarter. The assessment of recoverability may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of our reporting unit is less than its carrying amount. We perform a quantitative assessment if the qualitative assessment results in a more likely than not determination or if a qualitative assessment is not performed. The quantitative assessment determines whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recognized for the amount by which the carrying amount of a reporting unit exceeds its fair value, limited to the goodwill balance. We operate in one business segment, which is also considered to be our sole reporting unit and therefore, goodwill is tested for impairment at the enterprise level. We did not recognize any impairment charges in any of the periods presented.
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
Up-front License Fees: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from nonrefundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license, which happens at or near the inception of the contract. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenues from non-refundable, up-front fees. We evaluate the measure of progress at the end of each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
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
Development Cost Reimbursements: Our collaboration arrangements may include promises of future clinical development and drug safety services, as well as participation on certain joint committees. When such services are provided to a customer, and they are distinct from the licenses provided to our collaboration partners, these promises are accounted for as a separate performance obligation which we estimate using internal development costs incurred and projections through the term of the arrangements. We record revenues for these services as the performance obligations are satisfied over time. However, if we conclude that our collaboration partner is not a customer for those collaborative research and development activities, we present such payments as a reduction of research and development expenses.
Profit-sharing Arrangements: Under the terms of our collaboration agreement with Genentech for cobimetinib, we are entitled to a share of U.S. profits and losses received in connection with the commercialization of cobimetinib. We account for this arrangement in accordance with Topic 606. We have determined that we are an agent under the agreement and therefore revenues are recorded net of costs incurred. We record revenues for the variable consideration associated with the profits and losses under the collaboration agreement when it is probable that a significant reversal in the amount of cumulative revenues recognized will not occur.
Royalty and Sales-based Milestone Payments: For arrangements that include royalties and sales-based milestone payments, including milestone payments earned for the first commercial sale of a product, the license is deemed to be the predominant item to which such payments relate and we recognize revenues at the later of when the related sales occur or when the performance obligation to which the royalty has been allocated has been satisfied.
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
NOTE 2. REVENUES
Revenues consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Product revenues:
Gross product revenues	$229,898	$240,418	$482,464	$464,168
Discounts and allowances	(51,168)	(46,743)	(109,854)	(90,912)
Net product revenues	178,730	193,675	372,610	373,256
Collaboration revenues:
License revenues	59,234	37,742	80,113	63,306
Collaboration services revenues	21,515	8,858	33,671	19,200
Total collaboration revenues	80,749	46,600	113,784	82,506
Total revenues	$259,479	$240,275	$486,394	$455,762

Net product revenues and license revenues are recorded in accordance with Topic 606. License revenues include the recognition of the portion of milestones payments allocated to the transfer of intellectual property licenses for which it had become probable in the current period that the milestone would be achieved and a significant reversal of revenues would not occur, as well as royalty revenues and our share of profits under our collaboration agreement with Genentech. Collaboration services revenues were recorded in accordance with Topic 808 and by analogy to Topic 606. Collaboration services revenues include the recognition of deferred revenues for the portion of upfront and milestone payments allocated to our research and development services performance obligations, development cost reimbursements earned under our collaboration agreements, product supply revenues, net of product supply costs, and the royalties we paid to GlaxoSmithKline (GSK) on sales of products containing cabozantinib by our collaboration partners.
Net product revenues by product were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
CABOMETYX	$173,610	$189,015	$362,826	$364,905
COMETRIQ	5,120	4,660	9,784	8,351
Net product revenues	$178,730	$193,675	$372,610	$373,256

The percentage of total revenues by customer who individually accounted for 10% or more of our total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Ipsen Pharma SAS (Ipsen)	20%	9%	17%	10%
Affiliates of CVS Health Corporation	13%	15%	15%	15%
Affiliates of McKesson Corporation	11%	13%	13%	12%
Affiliates of AmerisourceBergen Corporation	11%	10%	11%	10%
Affiliates of Optum Specialty Pharmacy	10%	8%	11%	8%
Takeda Pharmaceutical Company Limited (Takeda)	10%	1%	5%	3%
Accredo Health, Incorporated	10%	8%	9%	9%

Revenues by geographic region were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
U.S.	$181,231	$196,347	$377,827	$378,473
Europe	52,917	22,249	81,953	44,117
Japan	25,331	21,679	26,614	33,172
Total revenues	$259,479	$240,275	$486,394	$455,762

Net product revenues are attributed to geographic region based on the ship-to location. License and collaboration services revenues are attributed to geographic region based on the location of our collaboration partners’ headquarters.
Product Sales Discounts and Allowances
The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Chargebacks and Discounts for Prompt Payment	Other Customer Credits/Fees and Co-pay Assistance	Rebates	Total
Balance at December 31, 2019	$7,514	$3,497	$15,222	$26,233
Provision related to sales made in:
Current period	72,874	8,339	28,226	109,439
Prior periods	39	(364)	740	415
Payments and customer credits issued	(72,169)	(9,111)	(29,592)	(110,872)
Balance at June 30, 2020	$8,258	$2,361	$14,596	$25,215

The allowance for chargebacks and discounts for prompt payment is recorded as a reduction of trade receivables, net and the remaining reserves are recorded as rebates and fees due to customers in the accompanying Condensed Consolidated Balance Sheets.
Contract Assets and Liabilities
We receive payments from our collaboration partners based on billing schedules established in each contract. Amounts are recorded as accounts receivable when our right to consideration is unconditional. We may also recognize revenues in advance of the contractual billing schedule and such amounts are recorded, net of any allowance for credit losses, as a contract asset when recognized. Contract assets, which are presented in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets, were $13.8 million and $1.1 million as of June 30, 2020 and December 31, 2019, respectively. We may be required to defer recognition of revenues for upfront and milestone payments until we perform our obligations under these arrangements, and such amounts are recorded as deferred revenues upon receipt or when due. Contract liabilities were $16.3 million and $6.6 million as of June 30, 2020 and December 31, 2019, respectively. The current portion of the contract liabilities totaling $1.3 million and $0 as of June 30, 2020 and December 31, 2019, respectively, are presented in other current liabilities and the remainder of the contract liabilities are presented in long-term portion of deferred revenues as of those dates in the accompanying Condensed Consolidated Balance Sheets. For those contracts that have multiple performance obligations, contract assets and liabilities are reported on a net basis at the contract level.
Significant changes in contract assets during the six months ended June 30, 2020 include the impact of a $20.0 million development milestone from Ipsen we determined was probable of achievement, which was offset by the impact of a $10.0 million milestone from Takeda which was recognized as revenues during the year ended December 31, 2019 and was achieved, invoiced and collected during the current period.
During the six months ended June 30, 2020 and 2019, we recognized $3.4 million and $1.8 million, respectively, in revenues that were included in the beginning deferred revenues balance for those periods.

During the three and six months ended June 30, 2020, we recognized $62.0 million and $82.2 million, respectively, in revenues for performance obligations satisfied in previous periods as compared to $36.1 million and $61.4 million during the comparable periods in 2019. Such revenues primarily related to milestone and royalty payments allocated to the license performance obligations for our collaborations with Ipsen, Takeda, Daiichi Sankyo and Genentech.
As of June 30, 2020, $71.4 million of the transaction price was allocated to performance obligations that had not yet been satisfied. See “Note 3. Collaboration Agreements - Cabozantinib Commercial Collaborations - Performance Obligations and Transaction Prices for our Ipsen and Takeda Collaborations” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for information about the expected timing to satisfy these performance obligations.
NOTE 3. COLLABORATION AGREEMENTS
We have established multiple collaborations with leading pharmaceutical companies for the commercialization and further development of cabozantinib. Additionally, consistent with our business strategy prior to the commercialization of cabozantinib, we entered into other collaborations with leading pharmaceutical companies for other compounds and programs in our portfolio. Under these collaborations, we are generally entitled to receive milestone and royalty payments, and for certain collaborations receive payments for product supply services, development cost reimbursements, and/or profit-sharing payments. See “Note 2. Revenues” for additional information on revenues recognized under our collaboration agreements.
We have also established multiple collaborations with smaller, discovery-focused biotechnology companies to expand our product pipeline. Under these collaborations, we may be required to make milestone and royalty payments, and for certain collaborations make payments for development cost reimbursements and/or option exercise fees.
See “Note 3. Collaboration Agreements” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of each of our collaboration agreements.
Cabozantinib Collaborations
Ipsen Collaboration
In February 2016, we entered into a collaboration agreement with Ipsen for the commercialization and further development of cabozantinib. Under the terms of the collaboration agreement, as amended, Ipsen received exclusive commercialization rights for current and potential future cabozantinib indications outside of the U.S. and Japan. We have also agreed to collaborate with Ipsen on the development of cabozantinib for current and potential future indications. The parties’ efforts are governed through a joint steering committee and appropriate subcommittees established to guide and oversee the collaboration’s operation and strategic direction; provided, however, that we retain final decision-making authority with respect to cabozantinib’s ongoing development. During the second quarter of 2020, Ipsen opted into and is now co-funding the development costs for CONTACT-01 and CONTACT-02, two phase 3 pivotal trials of cabozantinib in combination with atezolizumab in patients with previously treated, metastatic non-small cell lung cancer and metastatic castration-resistant prostate cancer, respectively, and the four remaining cohorts of COSMIC-021 it had not previously opted into.
Revenues under the collaboration agreement with Ipsen were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
License revenues	$33,597	$14,946	$51,546	$28,909
Collaboration services revenues	19,320	7,303	30,407	15,208
Total	$52,917	$22,249	$81,953	$44,117

Revenues for both the three and six months ended June 30, 2020 included $18.8 million in revenues recognized in connection with a $20.0 million development milestone from Ipsen we determined was probable of achievement.
As of June 30, 2020, $46.2 million of the transaction price was allocated to our research and development services performance obligation that has not yet been satisfied.

Takeda Collaboration
In January 2017, we entered into a collaboration agreement with Takeda. Under this collaboration agreement, as amended, Takeda has exclusive commercialization rights for current and potential future cabozantinib indications in Japan, and the parties have agreed to collaborate on the clinical development of cabozantinib in Japan. The operation and strategic direction of the parties’ collaboration is governed through a joint executive committee and appropriate subcommittees.
Revenues under the collaboration agreement with Takeda were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
License revenues	$22,946	$—	$22,946	$9,056
Collaboration services revenues	2,195	1,565	3,264	4,002
Total	$25,141	$1,565	$26,210	$13,058

Revenues for both the three and six months ended June 30, 2020 included $23.7 million in revenues recognized in connection with $31.0 million in milestones we achieved upon Takeda’s first commercial sale of CABOMETYX as a treatment for patients with curatively unresectable or metastatic renal cell carcinoma in Japan, as well as royalties earned related to sales of cabozantinib in Japan.
As of June 30, 2020, $25.1 million of the transaction price was allocated to our research and development services performance obligation that has not yet been satisfied.
GSK
In October 2002, we established a product development and commercialization collaboration agreement with GSK. We are required to pay a 3% royalty to GSK on the net sales of any product incorporating cabozantinib by us and our collaboration partners. Royalties earned by GSK in connection with the sales of cabozantinib are included in cost of goods sold for sales by us and as a reduction of collaboration services revenues for sales by our collaboration partners. Such royalties were $7.6 million and $15.7 million during the three and six months ended June 30, 2020, respectively, as compared to $7.8 million and $15.1 million during the comparable periods in 2019.
Genentech Collaboration
In December 2006, we out-licensed the development and commercialization of cobimetinib to Genentech under a worldwide collaboration agreement. In November 2015, the U.S. Food and Drug Administration (FDA) approved cobimetinib, under the brand name COTELLIC, in combination with Genentech’s Zelboraf (vemurafenib) as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma. COTELLIC in combination with Zelboraf has also been approved in the European Union and multiple additional countries for use in the same indication. In July 2020, the FDA also approved COTELLIC for use in combination with Zelboraf and Tecentriq (atezolizumab) as a treatment for BRAF V600-mutation positive advanced melanoma in previously untreated patients. License revenues under the collaboration agreement with Genentech were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Profits on U.S. commercialization	$1,376	$1,349	$2,783	$2,404
Royalty revenues on ex-U.S. sales	$1,125	$1,323	$2,434	$2,813

NOTE 4. CASH AND INVESTMENTS
Cash, Cash Equivalents and Restricted Cash Equivalents
A reconciliation of cash, cash equivalents, and restricted cash equivalents reported in the accompanying Condensed Consolidated Balance Sheets to the amount reported within the accompanying Condensed Consolidated Statements of Cash Flows was as follows (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$527,143	$266,501
Restricted cash equivalents included in long-term investments	1,636	1,636
Cash, cash equivalents, and restricted cash equivalents as reported in the accompanying Condensed Consolidated Statements of Cash Flows	$528,779	$268,137

Restricted cash equivalents consisted of certificates of deposit with original maturities of 90 days or less used to collateralize letters of credit. The long-term classification of restricted cash equivalents is based upon the remaining term of the underlying restriction.
Cash and Investments
Cash and investments consisted of the following (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$239,685	$245	$—	$239,930
Corporate bonds	663,491	9,527	(150)	672,868
U.S. Treasury and government-sponsored enterprises	89,890	462	—	90,352
Municipal bonds	28,229	152	(1)	28,380
Total debt securities available-for-sale	1,021,295	10,386	(151)	1,031,530
Cash	52,053	—	—	52,053
Money market funds	404,313	—	—	404,313
Certificates of deposit	52,283	—	—	52,283
Total cash and investments	$1,529,944	$10,386	$(151)	$1,540,179

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$389,573	$—	$—	$389,573
Corporate bonds	752,295	3,934	(3)	756,226
U.S. Treasury and government-sponsored enterprises	166,483	187	(5)	166,665
Total debt securities available-for-sale	1,308,351	4,121	(8)	1,312,464
Cash	40,964	—	—	40,964
Money market funds	2,467	—	—	2,467
Certificates of deposit	32,728	5	—	32,733
Total cash and investments	$1,384,510	$4,126	$(8)	$1,388,628

Interest receivable was $5.3 million and $6.2 million as of June 30, 2020 and December 31, 2019, respectively, and is included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.

Realized gains and losses on the sales of investments were insignificant during the three and six months ended June 30, 2020 and 2019.
We manage credit risk associated with our investment portfolio through our investment policy, which limits purchases to high-quality issuers and limits the amount of our portfolio that can be invested in a single issuer. The fair value and gross unrealized losses on debt securities available-for-sale in an unrealized loss position were as follows (in thousands):

	June 30, 2020
	Fair Value	Gross Unrealized Losses
Corporate bonds	$27,850	$(150)
U.S. Treasury and government-sponsored enterprises	4,997	—
Municipal bonds	2,471	(1)
Total	$35,318	$(151)

	December 31, 2019
	Fair Value	Gross Unrealized Losses
Corporate bonds	$14,529	$(3)
U.S. Treasury and government-sponsored enterprises	2,848	(5)
Total	$17,377	$(8)

All securities presented have been in an unrealized loss position less than 12 months. There were 17 and 9 investments in an unrealized loss position as of June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020 and 2019, we did not record an allowance for credit losses or other impairment charges on our investment securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. Based on the scheduled maturities of our investments, we determined that it was more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The fair value of debt securities available-for-sale by contractual maturity was as follows (in thousands):

	June 30, 2020	December 31, 2019
Maturing in one year or less	$720,089	$789,913
Maturing after one year through five years	311,441	522,551
Total debt securities available-for-sale	$1,031,530	$1,312,464

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

The classifications within the fair value hierarchy of our financial assets that were measured and recorded at fair value on a recurring basis were as follows (in thousands):

	June 30, 2020
	Level 1	Level 2	Total
Commercial paper	$—	$239,930	$239,930
Corporate bonds	—	672,868	672,868
U.S. Treasury and government-sponsored enterprises	—	90,352	90,352
Municipal bonds	—	28,380	28,380
Total debt securities available-for-sale	—	1,031,530	1,031,530
Money market funds	404,313	—	404,313
Certificates of deposit	—	52,283	52,283
Total financial assets carried at fair value	$404,313	$1,083,813	$1,488,126

	December 31, 2019
	Level 1	Level 2	Total
Commercial paper	$—	$389,573	$389,573
Corporate bonds	—	756,226	756,226
U.S. Treasury and government-sponsored enterprises	—	166,665	166,665
Total debt securities available-for-sale	—	1,312,464	1,312,464
Money market funds	2,467	—	2,467
Certificates of deposit	—	32,733	32,733
Total financial assets carried at fair value	$2,467	$1,345,197	$1,347,664

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
NOTE 6. INVENTORY
Inventory consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$1,876	$2,709
Work in process	15,275	9,447
Finished goods	5,086	4,367
Total	$22,237	$16,523
Balance Sheet classification:
Current portion included in inventory	$16,608	$12,886
Long-term portion included in other long-term assets	5,629	3,637
Total	$22,237	$16,523

Write-downs related to excess and expiring inventory were $1.3 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.

NOTE 7. STOCK-BASED COMPENSATION
We allocated the stock-based compensation expense for our equity incentive plans and our 2000 Employee Stock Purchase Plan (ESPP) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$6,112	$5,138	$11,198	$9,444
Selling, general and administrative	10,042	9,941	18,938	18,164
Total stock-based compensation	$16,154	$15,079	$30,136	$27,608

As of June 30, 2020, 25,749,356 shares were available for grant under the Exelixis, Inc. 2017 Equity Incentive Plan (as amended and restated, the 2017 Plan). The share reserve is reduced by 1 share for each share issued pursuant to a stock option or stock appreciation award and 1.5 shares for full value awards granted in the form of restricted stock units (RSUs). On May 20, 2020, at our 2020 Annual Meeting of Stockholders, our stockholders approved the amendment and restatement of the 2017 Plan. The amendment and restatement increased the share reserve under the 2017 Plan by 21,000,000 shares (the Additional Shares), subject to adjustment for certain changes in our capitalization, which became effective immediately upon stockholder approval. The Additional Shares will be registered on a Form S-8 prior to grant.
During the six months ended June 30, 2020, we granted 839,318 stock options with a weighted average exercise price of $21.40 per share and a weighted average grant date fair value of $9.74 per share. As of June 30, 2020, there were 16,655,274 stock options outstanding and $30.3 million unrecognized compensation expense.
During the six months ended June 30, 2020, we granted 889,023 RSUs with a weighted average grant date fair value of $21.43 per share. As of June 30, 2020, there were 4,774,852 RSUs outstanding and $75.1 million unrecognized compensation expense.
Stock options and RSUs granted to employees during the six months ended June 30, 2020 have vesting conditions and contractual lives of a similar nature to those described in “Note 8. Employee Benefit Plans” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
During the year ended December 31, 2018, in connection with our long-term incentive compensation program, we granted 308,365 performance-based stock options (PSOs) to our President and Chief Executive Officer. In addition to the standard service-based vesting conditions included in our other stock options, these PSOs contain a market vesting condition such that they may not be exercised until, at any time after the grant date, the closing market price of our Common Stock is equal to or greater than 125% of the per share exercise price of the PSOs over a period of at least 30 consecutive calendar days. This market vesting condition was achieved during the three months ended June 30, 2020. The stock-based compensation expense for the PSOs is being recognized on an accelerated basis over the service period of the award, which commenced on the date of grant. The achievement of the market vesting condition did not impact the compensation expense recognized during the period.
As of June 30, 2020, there were 4,343,852 performance-based restricted stock units (PSUs) outstanding with $79.7 million in related unrecognized compensation expense. Expense recognition for PSUs commences when it is determined that achievement of the performance target is probable. Of the outstanding PSUs, 237,945 relate to awards for which we achieved the performance target during 2019 or had determined during 2019 that it was probable that we would achieve the performance target during 2020. During the three months ended June 30, 2020, we determined that it had become probable that we would achieve an additional performance target for 98,653 additional PSUs granted during 2018 resulting in $0.9 million in compensation expense during the period. For more information about our PSUs, see “Note 8. Employee Benefit Plans” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
NOTE 8. INCOME TAXES
Our effective income tax rate was 17.2% and 18.0% during the three and six months ended June 30, 2020, respectively, as compared to 20.8% and 18.7% for the comparable periods in 2019. The effective tax rate for the three and six months ended June 30, 2020 and 2019 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options during the periods.

NOTE 9. NET INCOME PER SHARE
Net income per share - basic and diluted, were computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$66,821	$79,042	$115,433	$154,817
Denominator:
Weighted-average common shares outstanding - basic	307,807	302,188	306,598	301,365
Dilutive securities	10,337	12,723	10,394	13,421
Weighted-average common shares outstanding - diluted	318,144	314,911	316,992	314,786
Net income per share - basic	$0.22	$0.26	$0.38	$0.51
Net income per share - diluted	$0.21	$0.25	$0.36	$0.49

Dilutive securities included stock options, RSUs, PSUs and ESPP contributions.
Certain potential common shares were excluded from our calculation of weighted-average common shares outstanding - diluted because either they would have had an anti-dilutive effect on net income per share or they were related to shares from PSOs and PSUs for which the contingent vesting condition had not been achieved. These excluded potential common shares were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Anti-dilutive securities and contingently issuable shares excluded	8,812	5,935	10,413	5,625

NOTE 10. COMMITMENTS AND CONTINGENCIES
In September 2019, we received a notice letter regarding an Abbreviated New Drug Application (ANDA) submitted to the FDA by MSN Pharmaceuticals, Inc. (MSN), requesting approval to market a generic version of CABOMETYX tablets. MSN’s initial notice letter included a Paragraph IV certification with respect to our U.S. Patent Nos. 8,877,776, 9,724,342, 10,034,873 and 10,039,757, which are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, also referred to as the Orange Book. MSN’s initial notice letter did not provide a Paragraph IV certification against U.S. Patent No. 7,579,473, the composition of matter patent, or U.S. Patent No. 8,497,284, a method of use patent. On October 29, 2019, we filed a complaint in the United States District Court for the District of Delaware for patent infringement against MSN asserting U.S. Patent No. 8,877,776 arising from MSN’s ANDA filing with the FDA. On November 20, 2019, MSN filed its response to the complaint, alleging that U.S. Patent No. 8,877,776 is invalid and not infringed. On May 5, 2020, we received notice from MSN that it had amended its ANDA to assert additional Paragraph IV certifications. The ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of the two previously-unasserted CABOMETYX patents: U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284. On May 11, 2020, we filed a complaint in the United States District Court for the District of Delaware for patent infringement against MSN asserting U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284 arising from MSN’s amended ANDA filing with the FDA. On May 22, 2020, MSN filed its response to the complaint, alleging that each of U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284 is invalid and not infringed. Neither of our complaints alleges infringement of U.S. Patent Nos. 9,724,342, 10,034,873 and 10,039,757. In our complaints, we are seeking, among other relief, an order that the effective date of any FDA approval of the ANDA would be a date no earlier than the expiration of all of U.S. Patent No. 7,579,473, U.S. Patent No. 8,497,284 and U.S. Patent No. 8,877,776, the latest of which expires on October 8, 2030, and equitable relief enjoining MSN from infringing these patents. These two lawsuits against MSN have been consolidated, and a bench trial has been scheduled for May 2022. The sale of a generic version of CABOMETYX earlier than its patent expiration could significantly decrease our revenues and thereby materially harm our business, financial condition and results of operations. It is not possible at this time to determine the likelihood of an unfavorable outcome or estimate of the amount or range of any potential loss.

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
Overview
We are an oncology-focused biotechnology company that strives to accelerate the discovery, development and commercialization of new medicines for difficult-to-treat cancers. Since we were founded in 1994, four products resulting from our discovery efforts have progressed through clinical development, received regulatory approval and established a commercial presence in various geographies around the world. Two are derived from cabozantinib, our flagship molecule, an inhibitor of multiple tyrosine kinases including MET, AXL, VEGF receptors and RET. Our cabozantinib products are: CABOMETYX® (cabozantinib) tablets approved for advanced renal cell carcinoma (RCC) and previously treated hepatocellular carcinoma (HCC); and COMETRIQ® (cabozantinib) capsules approved for progressive, metastatic medullary thyroid cancer (MTC). For these types of cancer, cabozantinib has become or is becoming a standard of care. The other two products resulting from our discovery efforts are: COTELLIC® (cobimetinib), an inhibitor of MEK, approved as part of multiple combination regimens to treat specific forms of advanced melanoma and marketed under a collaboration with Genentech, Inc. (a member of the Roche Group) (Genentech); and MINNEBRO® (esaxerenone), an oral, non-steroidal, selective blocker of the mineralocorticoid receptor, approved for the treatment of hypertension in Japan and licensed to Daiichi Sankyo Company, Limited (Daiichi Sankyo).
The U.S. Food and Drug Administration (FDA) first approved CABOMETYX for previously treated patients with advanced RCC in April 2016, and in December 2017 the FDA expanded CABOMETYX’s approval to include previously untreated patients with advanced RCC. Additionally, in January 2019, the FDA approved CABOMETYX as a treatment for patients with HCC who have been previously treated with sorafenib.
To develop and commercialize CABOMETYX and COMETRIQ outside the U.S., we have entered into license agreements with Ipsen Pharma SAS (Ipsen) and Takeda Pharmaceutical Company Limited (Takeda). We granted to Ipsen the rights to develop and commercialize cabozantinib outside of the U.S. and Japan, and to Takeda the rights to develop and commercialize cabozantinib in Japan. Both Ipsen and Takeda also contribute financially and operationally to the further global development and commercialization of cabozantinib in other potential indications, and we continue to work closely with them on these activities. Utilizing its regulatory expertise and established international oncology marketing network, Ipsen has continued to execute on its commercialization plans for CABOMETYX, having received regulatory approvals and launched in multiple territories outside of the U.S., including in the European Union (EU) and Canada, as a treatment for advanced RCC and for HCC in adults who have previously been treated with sorafenib. With respect to the Japanese market, Takeda has achieved important milestones in 2020, including receipt of Manufacturing and Marketing Approval from the Japanese Ministry of Health, Labour and Welfare (MHLW) and first commercial sales of CABOMETYX as a treatment for patients with curatively unresectable or metastatic RCC, and the submission of its application to the Japanese MHLW for Manufacturing and Marketing Approval of CABOMETYX as a treatment for patients with unresectable HCC who progressed after prior systemic therapy.

In addition to our regulatory and commercialization efforts in the U.S. and the support provided to our collaboration partners for rest-of-world regulatory and commercialization activities, we are also pursuing other indications for cabozantinib that have the potential to increase the number of cancer patients who could benefit from this medicine. We are evaluating cabozantinib, both as a single agent and in combination with other therapies, in a broad development program comprising over 100 ongoing or planned clinical trials across multiple indications. We, along with our collaboration partners, sponsor some of the trials, and independent investigators conduct the remaining trials through our Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute’s Cancer Therapy Evaluation Program (NCI-CTEP) or our investigator-sponsored trial program. Informed by the available data from these clinical trials, we continue to advance cabozantinib’s development program with potentially label-enabling trials. One pivotal trial that has resulted from this effort is COSMIC-311, our ongoing phase 3 pivotal trial evaluating cabozantinib versus placebo in patients with radioiodine (RAI)-refractory differentiated thyroid cancer (DTC) who have progressed after up to two VEGF receptor-targeted therapies. We plan to conduct an analysis in these first 100 patients enrolled in COSMIC-311 for the co-primary endpoint of objective response rate (ORR), and an interim analysis of progression-free survival (PFS) in the second half of 2020.
We are particularly interested in examining cabozantinib’s potential in combination with immune checkpoint inhibitors (ICIs) to determine if such combinations further improve outcomes for patients. Building on preclinical and clinical observations that cabozantinib may promote a more immune-permissive tumor environment potentially resulting in cooperative activity of cabozantinib in combination with these products, we are evaluating cabozantinib in combination with a variety of ICIs. Furthest advanced is our evaluation of cabozantinib in combination with Bristol-Myers Squibb Company’s (BMS) nivolumab as a treatment for patients with previously untreated advanced or metastatic RCC, for which we plan to submit a supplemental New Drug Application (sNDA) for use of the combination in this indication to the FDA during the third quarter of 2020. The data in support of this filing will be derived from CheckMate -9ER, a phase 3 pivotal trial evaluating the combination of cabozantinib and nivolumab compared to sunitinib in previously untreated advanced or metastatic RCC, for which we and our collaboration partner BMS announced positive top-line results in April 2020. CheckMate -9ER met its primary endpoint of PFS at final analysis, as well as the secondary endpoints of overall survival (OS) at a pre-specified interim analysis and ORR. The results, which will be presented as part of the Presidential Symposium II at the European Society for Medical Oncology (ESMO) Virtual Congress 2020 in September 2020, showed that the combination of cabozantinib with nivolumab significantly reduced the risk of disease progression or death compared with sunitinib (hazard ratio [HR]=0.51, p<0.0001) and also significantly improved OS compared to sunitinib (HR=0.60, p<0.001). We have also collaborated with BMS on CheckMate 040, a multi-cohort phase 1/2 trial evaluating cabozantinib in combination with nivolumab and in combination with both nivolumab and ipilimumab in patients with previously treated or previously untreated advanced HCC, for which initial clinically meaningful results were presented at American Society of Clinical Oncology’s (ASCO’s) Gastrointestinal Cancers Symposium in January 2020, and COSMIC-313, a phase 3 pivotal trial evaluating the triplet combination of cabozantinib, nivolumab and ipilimumab versus the combination of nivolumab and ipilimumab in patients with previously untreated advanced intermediate- or poor-risk RCC. We expect to complete enrollment for COSMIC-313 in early 2021 and to report top-line results of the event-driven analyses from the trial in the 2022 time frame.
In an effort to diversify our exploration of combinations with ICIs, we have also initiated multiple trials evaluating cabozantinib in combination with F. Hoffmann-La Roche Ltd.’s (Roche’s) ICI, atezolizumab, including COSMIC-312, a phase 3 pivotal trial evaluating cabozantinib in combination with atezolizumab versus sorafenib in previously untreated advanced HCC, for which we announced in August 2020 that enrollment was completed, and COSMIC-021, a broad phase 1b study evaluating the safety and tolerability of cabozantinib in combination with atezolizumab in patients with locally advanced or metastatic solid tumors. COSMIC-021 is divided into two parts: a dose-escalation phase, which was completed in 2018; and an expansion phase, which is ongoing. Findings from the dose-escalation stage of COSMIC-021 demonstrated that the combination was well-tolerated and showed encouraging anti-tumor activity in patients with advanced RCC. The expansion phase of COSMIC-021 comprises 24 total cohorts, with 20 cohorts evaluating the combination of cabozantinib and atezolizumab and four cohorts evaluating cabozantinib or atezolizumab as single-agent therapies. Based on continuing encouraging efficacy and safety data certain cohorts have been or may be further expanded, including the cohorts of patients with non-small cell lung cancer (NSCLC) who have been previously treated with an ICI and metastatic castration-resistant prostate cancer (mCRPC) who have been previously treated with enzalutamide and/or abiraterone acetate and experienced radiographic disease progression in soft tissue. We anticipate enrolling up to 1,732 patients in the trial in late 2020, which timing is subject to the initiation of additional cohorts or expansion of selected existing cohorts, as well as potential delays resulting from the COVID-19 pandemic. Since its initiation, data from COSMIC-021 have been instrumental in guiding our clinical development strategy for cabozantinib in combination with ICIs, including supporting the recent initiation of three phase 3 pivotal trials in collaboration with Roche evaluating the combination of cabozantinib with atezolizumab. The first, CONTACT-01, focuses on patients with metastatic NSCLC who have been previously treated with an ICI and platinum-containing chemotherapy; the second, CONTACT-02, focuses on patients with mCRPC who have been previously treated with one novel hormonal therapy; and the third, CONTACT-03, focuses on patients with inoperable, locally advanced or metastatic RCC who have progressed during or following treatment with an ICI as the immediate preceding therapy. Encouraging results from interim analyses of the mCRPC and NSCLC cohorts of COSMIC-021 were presented at ASCO’s Genitourinary Cancer Symposium in February 2020 and the 2020 ASCO Virtual Scientific Program in May 2020, respectively. Based on regulatory feedback from the FDA, and if supported by the clinical data, we intend to file with the FDA for accelerated approval in an mCRPC indication as early as 2021.
We also remain committed to building our product pipeline by discovering and developing new cancer therapies for patients. Notably, these efforts are led by some of the same experienced scientists that led the efforts to discover cabozantinib, cobimetinib and esaxerenone, which have been approved for commercialization. Using our expertise in medicinal chemistry, tumor biology and pharmacology and supported by our partners, we are advancing drug candidates across approximately 20 ongoing discovery programs toward and through preclinical development, with plans for up to three new compounds to reach Investigational New Drug (IND) filing status before the end of 2020.
The first compounds to advance from our recent internal drug discovery efforts include XL092, a next-generation oral tyrosine kinase inhibitor that is currently in a phase 1 clinical trial in patients with advanced solid malignancies for which we anticipate that dose expansion cohorts and potential combination cohorts with ICIs will begin enrolling in 2020, and XL265, a TAM kinase-focused kinase inhibitor for which we anticipate filing an IND in 2020. We augment our internal drug discovery activities with business development initiatives aimed at identifying and in-licensing promising, early-stage oncology assets and then further develop them utilizing our established clinical development infrastructure. In furtherance of this strategy, in 2019, we entered into collaboration and license agreements with Aurigene Discovery Technologies Limited (Aurigene), which is focused on the discovery and development of novel small molecules as therapies for cancer, and Iconic Therapeutics, Inc. (Iconic), which is focused on the advancement of a next-generation antibody-drug conjugate (ADC) program targeting tissue factor in solid tumors. Both the lead Aurigene program targeting CDK7 and the tissue factor ADC program with Iconic are in preclinical development and could result in IND filings in 2020. We have also made progress under our 2018 collaborations with Invenra, Inc., which is focused on the discovery and development of multispecific antibodies for the treatment of cancer, and StemSynergy Therapeutics, Inc., which is focused on the discovery and development of novel oncology compounds aimed to inhibit tumor growth by targeting Casein Kinase 1 alpha. To further enhance our early-stage pipeline, we expect to enter into additional, external collaborative relationships around assets and technologies that complement our internal drug discovery and development efforts.
COVID-19 Update
As of the date of this Quarterly Report, the COVID-19 pandemic continues to have a modest impact on our business operations, in particular on our clinical trial, drug discovery and commercial activities. We have and continue to undertake considerable efforts to mitigate the various problems presented by this crisis, including as described below:
Clinical Trials. To varying degrees and at different rates across our clinical trials being conducted in regions impacted by COVID-19, we have experienced declines in screening and enrollment activity, delays in new site activations, and restrictions on the access to treatment sites that is necessary to monitor clinical study progress and administration. However, we recently began to see an increase in screening and enrollment activity, and overall, we and our collaboration partners, including principal investigators and personnel at clinical trial sites, have been successful in preventing material delays to our ongoing and planned clinical trials. We have done this through ongoing assessment of the pandemic’s impact and, wherever possible, taking proactive steps in compliance with guidance issued by the FDA, European Medicines Agency (EMA) and other regulatory agencies to support the safety of our patients and their access to treatment, as well as to maintain the high quality of our clinical trials. We recognize, however, that we may have to make further operational adjustments to our ongoing and planned clinical trials and that patient enrollment, and new clinical trial site initiations may be further slowed due to the COVID-19 pandemic, especially if it continues to grow in severity.
Drug Discovery and Preclinical Development. We have partially resumed internal drug discovery in our laboratories following a temporary suspension of these activities while we observed the shelter in place orders issued by the State of California and Alameda County. While this temporary suspension did not result in any significant changes to the timelines for our late-stage discovery work, we did experience modest delays in the advancement of certain of our early-stage programs. We also experienced some modest delays with respect to the portion of drug discovery work outsourced to third-party contractors in regions first impacted by COVID-19. However, those service providers have resumed discovery work and are meeting their contractual obligations in accordance with planned timelines. Prior to the COVID-19 pandemic, we largely outsourced preclinical development work to third-party contractors, and that work has continued without substantial delay or interference resulting from the COVID-19 pandemic. While we continue to utilize our resources effectively to move new product candidates toward the clinic, we may ultimately be unable to achieve our drug discovery and preclinical development objectives within the previously disclosed timelines due to the COVID-19 pandemic, especially if it continues to grow in severity.
Commercial Activities. Although our field employees have limited their in person promotional activities, they remain engaged with healthcare professionals and are available to them as an informational resource. Nevertheless, with healthcare professionals acutely focused on the COVID-19 pandemic and patient access to healthcare professionals limited due to shelter in place orders, we experienced a decrease in demand for CABOMETYX during the quarter ended June 30, 2020. We also observed fluctuations in CABOMETYX ordering, and we believe that this effect could continue depending on developments related to the COVID-19 pandemic. Overall, despite the challenges posed by the pandemic, our commercial business has only experienced a small impact. We believe this is the case largely because of the gravity of the cancer conditions that our products are indicated to treat and the fact that CABOMETYX has been available as an orally administrable cancer treatment in the U.S. since 2016, thereby establishing a safety and efficacy profile that is well known to healthcare professionals. It remains possible, however, that over a longer period, changes to our standard sales and marketing practices resulting from the COVID-19 pandemic, including the shift from in-person to primarily telephonic and virtual interactions with healthcare professionals, along with obstacles to patient access to healthcare professionals, could diminish sales of our marketed products.
Supply Chain.  We have not experienced production delays or seen any significant impact to our clinical or commercial supply chain as a result of the COVID-19 pandemic. In addition, we have substantial safety stock inventories for both our commercial drug substance and drug products, which should be sufficient to maintain robust long-term supply. We continue to work closely with our third-party contract manufacturers, suppliers, comparator drug sourcing vendors and collaboration partners to safeguard both the timely production and delivery of our products. If the COVID-19 pandemic becomes more severe, however, we are prepared to modify our manufacturing and supply chain operations as appropriate in response.
General Business Operations. Most of our Alameda-based employees began working remotely on March 16, 2020, while a small number of employees have continued to work on-site in order to maintain critical operational activities. Beginning in June 2020, we started permitting some of our employees to return to our Alameda headquarters under enhanced safety and social distancing protocols. Although having most of our employees continue to work remotely has required that we devise new ways of working and collaborating, to date we have not experienced any material reduction in productivity or interruptions in our general business operations. If the COVID-19 pandemic becomes more severe, however, we may find it more challenging to maintain that level of productivity, to grow the company as we have anticipated, and to execute on our long-term business plans.
The circumstances surrounding the COVID-19 pandemic are volatile and subject to rapid change. Despite our mitigation efforts, we may experience delays or an inability to execute on our clinical and preclinical development plans, reduced revenues or other adverse impacts to our business, which are described in more detail in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. We recognize that this pandemic will continue to present unique challenges for us throughout 2020, and potentially in future years should the adverse effects of the COVID-19 pandemic continue indefinitely.
Second Quarter 2020 Business Updates and Financial Highlights
During the second quarter of 2020, we continued to execute on our business objectives, generating significant revenues from operations and enabling us to continue to seek to maximize the clinical and commercial potential of our products and expand our product pipeline. Significant business updates and financial highlights for the quarter and subsequent to quarter-end include:
Business Updates

•
In March 2020, Takeda, our partner responsible for the clinical development and commercialization of CABOMETYX in Japan, received approval from the Japanese MHLW to manufacture and market CABOMETYX as a treatment for patients with curatively unresectable or metastatic RCC. During the second quarter of 2020, Takeda launched CABOMETYX in Japan, triggering $31.0 million in milestone payments from Takeda upon the first commercial sale of CABOMETYX, of which $23.7 million was recognized as revenue in this quarter.

•
In April 2020, we announced that CheckMate -9ER, BMS’ phase 3 pivotal trial evaluating the combination of cabozantinib and nivolumab in previously untreated advanced or metastatic RCC, met its primary endpoint of significantly improving PFS, as well as the secondary endpoints of OS and ORR, versus sunitinib. More detailed results of CheckMate -9ER will be presented as part of the Presidential Symposium II at the upcoming ESMO Virtual Congress 2020.

•
In May 2020, cabozantinib was the subject of 12 presentations at the 2020 ASCO Annual Meeting. Data presentations included results from NSCLC, mCRPC and urothelial carcinoma cohorts of COSMIC-021, as well as updates from other externally sponsored studies.

•
In May 2020, we filed a second complaint in our patent infringement lawsuit against MSN Pharmaceuticals, Inc. (MSN), following receipt of notice from MSN that it had amended its Abbreviated New Drug Application (ANDA), originally filed with the FDA in September 2019, to assert additional Paragraph IV certifications. The ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of two previously-unasserted CABOMETYX patents listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, also referred to as the Orange Book: U.S. Patent No. 7,579,473, the composition of matter patent, and U.S. Patent No. 8,497,284, a method of use patent. We are seeking, among other relief, an order that the effective date of any FDA approval of the ANDA would be a date no earlier than the expiration of all of U.S. Patent No. 7,579,473, U.S. Patent No. 8,497,284, and U.S. Patent No. 8,877,776, the latest of which expires on October 8, 2030, and equitable relief enjoining MSN from infringing these patents. For a more detailed discussion of this litigation matter, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.

•
In June 2020, we announced the initiation of CONTACT-01, a global phase 3 pivotal trial evaluating cabozantinib in combination with atezolizumab in patients with metastatic NSCLC who have been previously treated with an ICI and platinum-containing chemotherapy. The primary endpoint of the trial is OS, and the secondary endpoints include PFS, ORR and duration of response (DOR).

•
In June 2020, we announced the initiation of CONTACT-02, a global phase 3 pivotal trial evaluating cabozantinib in combination with atezolizumab in patients with mCRPC who have been previously treated with one novel hormonal therapy. The co-primary endpoints of the trial are PFS and OS, and the secondary endpoints include ORR, prostate-specific antigen response rate and DOR.

•
In July 2020, we announced the initiation of CONTACT-03, a global phase 3 pivotal trial evaluating cabozantinib in combination with atezolizumab in patients with inoperable, locally advanced or metastatic RCC who progressed during or following treatment with an ICI as the immediate preceding therapy. The co-primary endpoints of the trial are PFS per Response Evaluation Criteria in Solid Tumors (RECIST) v. 1.1 as assessed by independent review and OS, and the secondary endpoints include PFS, ORR and DOR as assessed by the investigators.

•
In July 2020, we completed patient enrollment in EXAMINER, the phase 4 trial evaluating the safety and efficacy of the 60 mg tablet formulation of cabozantinib compared with the 140 mg capsule formulation, which is marketed as COMETRIQ, for the treatment of patients with progressive, metastatic MTC. EXAMINER is a post-marketing requirement from the FDA and the European Commission. The trial was designed to enroll up to 250 patients, and top-line results from the trial are anticipated later in 2020.

•
In July 2020, the FDA approved the supplemental Biologics License Application submitted by Genentech for atezolizumab plus cobimetinib and vemurafenib for the treatment of BRAF V600-mutation positive advanced melanoma in previously untreated patients. The approval is based on positive results from IMspire150, a phase 3 pivotal trial that demonstrated that adding atezolizumab to cobimetinib and vemurafenib helped to reduce the risk of disease worsening or death, compared to placebo plus cobimetinib and vemurafenib. This is the second FDA approval for a regimen including cobimetinib, which we discovered and is now being developed by Genentech as part of a worldwide collaboration agreement between the two companies.

•
In August 2020, we announced the completion of patient enrollment in COSMIC-312, a global phase 3 pivotal trial evaluating cabozantinib in combination with atezolizumab versus sorafenib in previously untreated advanced HCC, providing the patient population for the event-driven analyses of the study’s endpoints. Separately, patient enrollment remains open in China with a focus on enrolling the necessary patient number to enable local registration, if supported by the clinical data. The co-primary endpoints of the trial are PFS and OS. Based on current event rates, we anticipate announcing top-line results in the first half of 2021.

Financial Highlights

•	Net product revenues for the second quarter of 2020 were $178.7 million, compared to $193.7 million for the second quarter of 2019.

•	Total revenues for the second quarter of 2020 were $259.5 million, compared to $240.3 million for the second quarter of 2019.

•	Research and development expenses for the second quarter of 2020 were $114.9 million, compared to $81.9 million for the second quarter of 2019.

•	Selling, general and administrative expenses for the second quarter of 2020 were $59.8 million, compared to $58.8 million for the second quarter of 2019.

•	Provision for income taxes for the second quarter of 2020 was $13.9 million, compared to $20.7 million for the second quarter of 2019.

•
Net income for the second quarter of 2020 was $66.8 million, or $0.22 per share, basic and $0.21 per share, diluted, compared to $79.0 million, or $0.26 per share, basic and $0.25 per share diluted, for the second quarter of 2019.

•	Cash and investments were $1.5 billion as of June 30, 2020, compared to $1.4 billion as of December 31, 2019.
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

Fiscal Year Convention
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2020, which is a 52-week fiscal year, will end on January 1, 2021 and fiscal year 2019, which was a 53-week fiscal year, ended on January 3, 2020. For convenience, references in this report as of and for the three months ended July 3, 2020 and June 28, 2019, and as of and for the fiscal years ending January 1, 2021, and ended January 3, 2020, are indicated as being as of and for the three months ended June 30, 2020 and June 30, 2019 and the years ending December 31, 2020 and ended December 31, 2019, respectively.
Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2020	2019		2020	2019
Net product revenues	$178,730	$193,675	(8)%	$372,610	$373,256	0%
License revenues	59,234	37,742	57%	80,113	63,306	27%
Collaboration services revenues	21,515	8,858	143%	33,671	19,200	75%
Total revenues	$259,479	$240,275	8%	$486,394	$455,762	7%
Net Product Revenues
Gross product revenues, discounts and allowances, and net product revenues were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2020	2019		2020	2019
Gross product revenues	$229,898	$240,418	(4)%	$482,464	$464,168	4%
Discounts and allowances	(51,168)	(46,743)	9%	(109,854)	(90,912)	21%
Net product revenues	$178,730	$193,675	(8)%	$372,610	$373,256	0%
Net product revenues by product were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2020	2019		2020	2019
CABOMETYX	$173,610	$189,015	(8)%	$362,826	$364,905	(1)%
COMETRIQ	5,120	4,660	10%	9,784	8,351	17%
Net product revenues	$178,730	$193,675	(8)%	$372,610	$373,256	0%
The decreases in product revenues for CABOMETYX for the three and six months ended June 30, 2020, as compared to the comparable periods in 2019, were due to decreases in the number of units of CABOMETYX sold, which were partially offset by increases in the average net selling price of the product. We partially attribute these decreases in the number of units of CABOMETYX sold to factors related to the COVID-19 pandemic, including obstacles to patient access to healthcare professionals and fluctuations in product ordering patterns. The increases in product revenues for COMETRIQ for the three and six months ended June 30, 2020, as compared to the comparable periods in 2019, were due to increases in the number of units of COMETRIQ sold and increases in the average net selling price of the product.
We expect our net product revenues for the remainder of 2020 to remain in-line with 2019.
We recognize product revenues net of discounts and allowances that are described in “Note 1. Organization and Summary of Significant Accounting Policies” to our “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2019. The 9% and 21% increase in discounts and allowances for the three and six months ended June 30, 2020, respectively, as compared to the comparable periods in 2019, was primarily the result of increases in Public Health Service hospital utilization. We do not expect our discounts and allowances as a percentage of gross revenues to change significantly during the remainder of 2020.
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
Milestone revenues, which are allocated between license revenues and collaboration services revenues, were $43.5 million and $43.6 million for the three and six months ended June 30, 2020, respectively, as compared to $20.4 million and $30.5 million for the comparable periods in 2019. Milestone revenues by period included the following:

•
Milestone revenues for the three and six months ended June 30, 2020 included $23.7 million in revenues recognized in connection with $31.0 million in milestones we achieved upon Takeda’s first commercial sale of CABOMETYX as a treatment for patients with curatively unresectable or metastatic RCC in Japan and $18.8 million in revenues recognized in connection with a $20.0 million development milestone from Ipsen we determined was probable of achievement.

•
Milestone revenues for the three and six months ended June 30, 2019 included recognition of a $20.0 million milestone from Daiichi Sankyo for the launch of MINNEBRO tablets as a treatment for patients with hypertension in Japan.

•
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
Royalties increased primarily as a result of increases in royalties earned on Ipsen’s net sales of cabozantinib outside of the U.S. and Japan. Ipsen royalties were $16.3 million and $34.2 million for the three and six months ended June 30, 2020, respectively, compared to $14.9 million and $28.9 million for the comparable periods in 2019. Ipsen’s net sales of cabozantinib have continued to grow since their first commercial sale of the product in the fourth quarter of 2016, primarily due to increased demand of CABOMETYX, which, as of June 30, 2020, is approved in 54 countries outside of the U.S. Royalties also increased due to the commercial launch of CABOMETYX as a treatment for patients with curatively unresectable or metastatic RCC in Japan by Takeda during the three months ended June 30, 2020.
Our share of profits on the U.S. commercialization of COTELLIC under our collaboration agreement with Genentech was $1.4 million and $2.8 million for the three and six months ended June 30, 2020, respectively, as compared to $1.3 million and $2.4 million for the comparable periods in 2019. We also earned royalties on ex-U.S. net sales of COTELLIC by Genentech of $1.1 million and $2.4 million for the three and six months ended June 30, 2020, compared to $1.3 million and $2.8 million for the comparable periods in 2019.
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
Development cost reimbursements were $19.6 million and $34.0 million for the three and six months ended June 30, 2020, respectively, as compared to $10.2 million and $20.5 million for the comparable periods in 2019. The increases in development cost reimbursements were primarily a result of reimbursements from Ipsen for their share of the increase in spending on the COSMIC-312, COSMIC-021 and CONTACT-02 studies.
Collaboration services revenues were reduced by $2.3 million and $4.7 million for the 3% royalty we are required to pay GSK on the net sales by Ipsen and Takeda of any product incorporating cabozantinib for the three and six months ended June 30, 2020, respectively, compared to $2.0 million and $3.9 million for the comparable periods in 2019. As royalty generating sales of cabozantinib by Ipsen have increased as described above, our royalty payments to GSK have also increased.
We expect collaboration services revenues to increase during the remainder of 2020, as compared to the same period in 2019, as a result of higher development cost reimbursements earned under our collaboration agreements including in particular the impact of CONTACT-01 and CONTACT-02.
Cost of Goods Sold
The cost of goods sold and our gross margin were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2020	2019		2020	2019
Cost of goods sold	$9,221	$7,539	22%	$18,510	$15,040	23%
Gross margin	95%	96%		95%	96%
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty payable to GSK on U.S. net sales of any product incorporating cabozantinib, as well as the cost of inventory sold, indirect labor costs, write-downs related to expiring and excess inventory, and other third-party logistics costs. The increases in cost of goods sold for the three and six months ended June 30, 2020, as compared to the comparable periods in 2019, were primarily the result of increases in write-downs of inventory and certain period costs. We do not expect our gross margin to change significantly during the remainder of 2020.
Research and Development Expenses
Research and development expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2020	2019		2020	2019
Research and development expenses	$114,933	$81,932	40%	$216,810	$145,221	49%
Research and development expenses consist primarily of clinical trial costs, personnel expenses, license and other collaboration costs, stock-based compensation, and consulting and outside services.
The increases in research and development expenses for the three and six months ended June 30, 2020, as compared to the comparable periods in 2019, were primarily related to increases in clinical trial costs, personnel expenses, and the allocation of general corporate costs, which were partially offset by decreases in license and other collaboration costs and the impact of development cost reimbursements. Clinical trial costs, which include services performed by third-party contract research organizations and other vendors who support our clinical trials, and comparator drug purchases, increased $34.2 million and $59.4 million for the three and six months ended June 30, 2020, respectively, as compared to the comparable periods in 2019. The increases in clinical trial costs were primarily due to costs associated with the expanding clinical trial program for cabozantinib, which includes COSMIC-312, COSMIC-313, CONTACT-02 and COSMIC-021. Personnel expenses increased $6.4 million and $14.9 million for the three and six months ended June 30, 2020, respectively, as compared to the comparable periods in 2019, primarily due to increases in headcount to support our expanding discovery and development efforts. License and other collaboration costs decreased $7.7 million and $5.2 million for the three and six months ended June 30, 2020, respectively, as compared to the comparable periods in 2019, primarily as a result of upfront license fee payments we made in 2019, offset in part by an increase in payments for our research funding commitments. Research and development expenses for the three and six months ended June 30, 2020 were reduced by $2.9 million and $5.0 million, respectively, as a result of development cost reimbursements in connection with our December 2019 collaboration arrangement with Roche; there were no such reimbursements during the comparable periods in 2019.
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
Research and development expenses by category were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expenses:
Development:
Clinical trial costs	$62,606	$28,369	$115,950	$56,556
Personnel expenses	20,610	15,526	40,898	29,113
Consulting and outside services	3,811	4,089	7,055	6,801
Other development costs	5,194	3,935	9,935	8,069
Total development	92,221	51,919	173,838	100,539
Drug discovery:
License and other collaboration costs	7,239	14,975	12,252	17,481
Other drug discovery (1)	6,407	6,440	13,141	10,974
Total drug discovery	13,646	21,415	25,393	28,455
Other (2)	9,066	8,598	17,579	16,227
Total research and development expenses	$114,933	$81,932	$216,810	$145,221

____________________

(1)	Primarily includes personnel expenses, consulting and outside services and laboratory supplies.

(2)
Includes stock-based compensation, the allocation of general corporate costs to research and development, and development cost reimbursements in connection with our December 2019 collaboration arrangement with Roche.

In addition to reviewing the three categories of research and development expenses described above, we principally consider qualitative factors in making decisions regarding our research and development programs. Such factors include enrollment in clinical trials for our drug candidates, preliminary data and final results from clinical trials, the potential indications for our drug candidates, the clinical and commercial potential for our drug candidates, and competitive dynamics. We also make our research and development decisions in the context of our overall business strategy.
We are focusing our development efforts primarily on cabozantinib to maximize the therapeutic and commercial potential of this compound and, as a result, we expect that a significant portion of our research and development expenses will relate to the continuing clinical development program of cabozantinib, which includes over 100 ongoing or planned clinical trials across multiple indications. Notable company-sponsored studies resulting from this program include: COSMIC-021 and COSMIC-312, for which Roche is providing atezolizumab free of charge; COSMIC-313, for which BMS is providing nivolumab and ipilimumab free of charge; CONTACT-02 for which Roche is sharing in the development costs including the provision of atezolizumab free of charge; and COSMIC-311. In addition, post-marketing commitments in connection with the approval of COMETRIQ in progressive, metastatic MTC led to the ongoing EXAMINER study in that indication.
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
Subject to the impact of the COVID-19 pandemic on our research and development efforts described under “—COVID-19 Update” above, we expect our research and development expenses to continue to increase over the remainder of 2020 as a result of the expected initiation and completion of numerous late-stage and other potentially label-enabling cabozantinib trials. In addition, our research and development expenses may further increase as we enter into business development transactions to augment our internal drug discovery efforts.

The length of time required for clinical development of a particular product candidate and our development costs for that product candidate may be impacted by the scope and timing of enrollment in clinical trials for the product candidate, our decisions to develop a product candidate for additional indications and whether we pursue development of the product candidate or a particular indication with a collaborator or independently. For example, cabozantinib is being developed in multiple indications, and we do not yet know for how many of those indications we will ultimately pursue regulatory approval. In this regard, our decisions to pursue regulatory approval of cabozantinib for additional indications depend on several variables outside of our control, including the strength of the data generated in our prior, ongoing and potential future clinical trials. Furthermore, the scope and number of clinical trials required to obtain regulatory approval for each pursued indication is subject to the input of the applicable regulatory authorities, and we have not yet sought such input for all potential indications that we may elect to pursue. Even after having given such input, applicable regulatory authorities may subsequently require additional clinical studies prior to granting regulatory approval based on new data generated by us or other companies, or for other reasons outside of our control. As a condition to any regulatory approval, we may also be subject to post-marketing development commitments, including additional clinical trial requirements. As a result of the uncertainties discussed above, we are unable to determine the duration of, or total costs associated with the development of cabozantinib or any of our other research and development projects.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2020	2019		2020	2019
Selling, general and administrative expenses	$59,791	$58,815	2%	$122,731	$118,953	3%
Selling, general and administrative expenses consist primarily of personnel expenses, stock-based compensation, marketing costs, and certain other administrative costs.
The increases in selling, general and administrative expenses for the three and six months ended June 30, 2020, as compared to the comparable periods in 2019, were primarily related to the increases in personnel expenses and the Branded Prescription Drug Fee, which were offset by decreases in marketing costs. Personnel expenses increased $2.7 million and $7.2 million for the three and six months ended June 30, 2020, respectively, as compared to the comparable periods in 2019, primarily due to increases in administrative headcount to support our commercial and research and development organizations. The Branded Prescription Drug Fee increased $0.5 million and $5.8 million for the three and six months ended June 30, 2020, respectively, as compared to the comparable periods in 2019, primarily due to a change in estimate for such fees related to 2018 and 2019 sales following our receipt of the 2020 preliminary fee notice from the Internal Revenue Service for the 2018 sales year. Marketing costs decreased $2.9 million and $6.4 million for the three and six months ended June 30, 2020, as compared to the comparable periods in 2019.
We expect our selling, general and administrative expenses to continue to increase during the remainder of 2020 in support of our continued commercial investment in CABOMETYX and the growth of the broader organization.

Non-operating Income
Items of non-operating income were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2020	2019		2020	2019
Interest income	$5,162	$6,975	(26)%	$12,382	$13,062	(5)%
Other income, net	$—	$803	(100)%	$6	$828	(99)%
The decreases in interest income for the three and six months ended June 30, 2020, as compared to the comparable periods in 2019, were the result of lower interest rates.
Provision for Income Taxes
The provision for income taxes and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2020	2019		2020	2019
Provision for income taxes	$13,875	$20,725	(33)%	$25,298	$35,621	(29)%
Effective income tax rate	17.2%	20.8%		18.0%	18.7%
The decreases in the provision for income taxes for the three and six months ended June 30, 2020, as compared to the comparable periods in 2019, were primarily due to decreases in pre-tax income. The effective tax rate for the three and six months ended June 30, 2020 and 2019 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options during the periods.
Liquidity and Capital Resources
As of June 30, 2020, we had $1.5 billion in cash and investments, compared to $1.4 billion as of December 31, 2019. We anticipate that the aggregate of our current cash and cash equivalents, short-term investments available for operations, product revenues and collaboration revenues will enable us to maintain our operations for a period of at least 12 months following the filing date of this report.
We expect to continue to spend significant amounts to fund the continued development and commercialization of cabozantinib. In addition, we intend to continue to expand our product pipeline through our internal drug discovery efforts and the execution of strategic transactions that align with our oncology drug expertise. Financing these activities could materially impact our liquidity and capital resources and may require us to incur debt or raise additional funds through the issuance of equity. Furthermore, even though we believe we have sufficient funds for our current and future operating plans, we may choose to incur debt or raise additional funds through the issuance of equity due to market conditions or strategic considerations. The COVID-19 pandemic has caused volatility in the U.S. and global financial markets and a downturn in the U.S. and global economy, which may adversely impact our rates of return for our invested cash resources, the availability and cost of credit, as well as our ability to raise additional funds in the capital markets. Among other things, our inability to access additional funds could in the future inhibit our ability to engage in larger-scale strategic transactions or investments.
Sources and Uses of Cash
Cash flow activities were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$157,751	$293,321
Net cash provided by (used in) investing activities	$105,894	$(250,586)
Net cash (used in) provided by financing activities	$(3,003)	$12,279

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
The most significant factors that contributed to the decrease in cash provided by operating activities for the six months ended June 30, 2020, as compared to the comparable period in 2019, were an increase in cash paid for operating expenses as a result of a $78.8 million increase in operating expenses, a $33.0 million decrease in milestone payments received, and other net changes in operating assets and liabilities described above.
Investing Activities
Cash provided by investing activities for the six months ended June 30, 2020 included cash provided by the maturities and sales of investments of $549.0 million, less investment purchases of $433.2 million and purchases of property, equipment and other of $9.9 million.
Cash used in investing activities for the six months ended June 30, 2019 included investment purchases of $518.3 million and property and equipment purchases of $3.5 million, less cash provided by the maturities and sales of investments of $271.2 million.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2020 included $20.9 million of taxes paid related to net share settlements of equity awards, partially offset by $17.9 million in proceeds from the issuance of common stock under our equity incentive and stock purchase plans.
Cash provided by financing activities for the six months ended June 30, 2019 included $14.7 million in proceeds from the issuance of common stock under our equity incentive and stock purchase plans, partially offset by $2.4 million of taxes paid related to net share settlements of equity awards.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations as of June 30, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any material off-balance-sheet arrangements, as defined by applicable SEC regulations.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2020, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 25, 2020.
Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks as of June 30, 2020 have not changed significantly from those described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In September 2019, we received a notice letter regarding an ANDA submitted to the FDA by MSN, requesting approval to market a generic version of CABOMETYX tablets. MSN’s initial notice letter included a Paragraph IV certification with respect to our U.S. Patent Nos. 8,877,776, 9,724,342, 10,034,873 and 10,039,757, which are listed in the Orange Book. MSN’s initial notice letter did not provide a Paragraph IV certification against U.S. Patent No. 7,579,473, the composition of matter patent, or U.S. Patent No. 8,497,284, a method of use patent. On October 29, 2019, we filed a complaint in the United States District Court for the District of Delaware for patent infringement against MSN asserting U.S. Patent No. 8,877,776 arising from MSN’s ANDA filing with the FDA. On November 20, 2019, MSN filed its response to the complaint, alleging that U.S. Patent No. 8,877,776 is invalid and not infringed. On May 5, 2020, we received notice from MSN that it had amended its ANDA to assert additional Paragraph IV certifications. The ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of the two previously-unasserted CABOMETYX patents: U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284. On May 11, 2020, we filed a complaint in the United States District Court for the District of Delaware for patent infringement against MSN asserting U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284 arising from MSN’s amended ANDA filing with the FDA. On May 22, 2020, MSN filed its response to the complaint, alleging that each of U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284 is invalid and not infringed. Neither of our complaints alleges infringement of U.S. Patent Nos. 9,724,342, 10,034,873 and 10,039,757. In our complaints, we are seeking, among other relief, an order that the effective date of any FDA approval of the ANDA would be a date no earlier than the expiration of all of U.S. Patent No. 7,579,473, U.S. Patent No. 8,497,284 and U.S. Patent No. 8,877,776, the latest of which expires on October 8, 2030, and equitable relief enjoining MSN from infringing these patents. These two lawsuits against MSN have been consolidated, and a bench trial has been scheduled for May 2022.
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
We anticipate that for the foreseeable future, our ability to maintain or meaningfully increase cash flow to fund our business operations and growth will depend upon the continued commercial success of CABOMETYX as a treatment for advanced RCC and previously treated HCC, and possibly for other indications for which cabozantinib is being evaluated in potentially label-enabling clinical trials, if warranted by the data generated from such trials. In this regard, part of our strategy is to pursue additional indications for cabozantinib to increase the number of cancer patients who could benefit from this medicine. However, we cannot be certain that the clinical trials we and our collaboration partners are currently conducting, or may conduct in the future, will demonstrate adequate safety and efficacy in these additional indications to receive regulatory approval in the major commercial markets where CABOMETYX is approved. Even if we and our collaboration partners receive the required regulatory approvals to market cabozantinib for additional indications, we and our collaboration partners may not be able to commercialize CABOMETYX effectively and successfully in these additional indications. If revenue from CABOMETYX decreases or remains flat, or if we are unable to expand the labeled indications in major commercial markets where CABOMETYX is approved, or if we fail to achieve anticipated product royalties and collaboration milestones, whether as a result of the COVID-19 pandemic or otherwise, we may need to reduce our operating expenses, access other sources of cash or otherwise modify our business plans, which could have a material adverse impact on our business, financial condition and results of operations.

If the COVID-19 pandemic becomes more severe, our business operations and corresponding financial results could suffer, which could have a material adverse impact on our financial condition and prospects for growth.
  Our business could be materially and adversely impacted by the ongoing COVID-19 pandemic, a disease caused by a novel coronavirus, SARS-CoV-2, which has spread globally. The COVID-19 pandemic continues to have a modest impact on our business operations, in particular on our clinical trial, drug discovery and commercial activities. For example, to varying degrees and at different rates across our clinical trials being conducted in regions impacted by COVID-19, we experienced declines in screening and enrollment activity, delays in new site activations, and restrictions on access to treatment sites that is necessary to monitor clinical study progress and initiation. As the COVID-19 pandemic continues to surge in various parts of the world, the impact on our clinical development operations could grow more severe. We anticipate that a prolonged, or more severe, global public health crisis could limit our ability to identify and work with clinical investigators at clinical trial sites globally to enroll, initiate and maintain treatment per protocol of patients for our ongoing COSMIC-311, COSMIC-312, COSMIC-313, COSMIC-021, CONTACT-01, CONTACT-02 and CONTACT-03 clinical trials. Disruptions to medical and administrative operations at clinical trial sites and the implementation of crisis management initiatives have and may continue to reduce personnel and other resources necessary to conduct our clinical trials, which could delay our clinical trial plans or require certain trials to be temporarily suspended. Moreover, quarantines and travel restrictions have impeded and may continue to impede patient movement or interrupt healthcare services, which we anticipate over time, could also interfere with and potentially negatively impact clinical trial results. In addition, new and increased costs connected with our efforts to mitigate the adverse impacts resulting from the COVID-19 pandemic on our clinical trials could cause the expenses we incur in administering those clinical trials to increase considerably. Specifically, with respect to our clinical trials evaluating cabozantinib in combination with therapies that must be administered via professional intravenous infusion, such as COSMIC-312, COSMIC-313, COSMIC-021, CONTACT-01, CONTACT-02 and CONTACT-03, limited patient movement or interrupted healthcare services at medical institutions have delayed in some instances and may continue to delay or prevent on-site infusion of the therapies being evaluated in combination with cabozantinib. If a sizable portion of patients in our combination studies are unable or unwilling to receive all components of the combination therapy being tested in accordance with the applicable clinical trial protocol, those studies could be delayed, suspended or prevented from producing statistically significant results. Depending upon the severity of the COVID-19 pandemic, we could also experience delays in the commencement of new clinical trials of cabozantinib, or our earlier-stage investigative product candidates. The COVID-19 pandemic could also impede internal clinical operations and delay our planning and preparation timelines for new clinical trials, as well as adversely affect our ability to obtain regulatory approval for clinical protocols and increase the operating expenses connected with these new clinical trials.
In addition, the COVID-19 pandemic caused us to suspend internal drug discovery work in our laboratories temporarily while we observed the shelter in place orders issued by the State of California and Alameda County. We also experienced some modest delays with respect to the portion of drug discovery work outsourced to third-party contractors in regions first impacted by COVID-19. While both internal drug discovery work in our laboratories and outsourced drug discovery activities have since partially resumed, we may be unable to maximize the potential of these programs due to reduced staffing and the imposition of increased safety protocols, and should the COVID-19 pandemic continue to grow in severity, we may have to further scale back activities in the future. For example, as a result of spikes or surges in infection, positivity or hospitalization rates, we may choose or be required to suspend work in our laboratories, which will once again impede our internal drug discovery efforts. Prior to the COVID-19 pandemic, we had largely outsourced preclinical development work, as well as certain drug discovery activities, to third-party contractors, and although to date that work has continued without substantial delay or interference, the COVID-19 pandemic could impede these third parties from providing timely deliverables to us in the future. As a result of the COVID-19 pandemic, especially if it continues to grow in severity, we may ultimately be unable to achieve our drug discovery and preclinical development objectives within the previously disclosed timelines, which could have a material adverse impact on our prospects for growth.
Moreover, while we believe that our commercial business has only experienced a small impact related to the COVID-19 pandemic, it remains possible that over a longer period, changes to our standard sales and marketing practices, including the shift from in-person to primarily telephonic and virtual interactions with healthcare professionals, could negatively impact the flow of important information regarding our medicines, which along with obstacles to patient access to healthcare professionals, could diminish sales of our marketed products.
Although as of the date of this Quarterly Report, we have substantial safety stock inventories for both our commercial drug substance and drug products and, to our knowledge, we have not yet experienced production delays or seen significant impairment to our supply chain as a result of the COVID-19 pandemic, our third-party contract manufacturers and suppliers may experience delays, facility closures and other hardships due to COVID-19, which could potentially impact our supply chain and cause delays or disruption in our commercial or clinical supply of our products or product candidates. These potential delays or disruptions to our supply chain could be exacerbated if the COVID-19 pandemic begins to impact essential mail distribution systems, which could substantially increase delivery times and costs, or otherwise adversely affect our ability to provide our products to customers and clinical trial sites and generate product revenues.
As of the date of this Quarterly Report, we have taken temporary precautions to help mitigate the risk of transmission of the virus, including: initially requiring Alameda-based employees to work remotely beginning on March 16, 2020, with rare exceptions to maintain critical operational activities, and then beginning in June 2020, permitting some of our employees to return to our Alameda headquarters under enhanced safety and social distancing protocols; suspending all non-essential business travel for our employees; and limiting the circumstances under which our field employees may engage in in-person promotional activities with healthcare professionals. Over a longer period, all of these measures could negatively affect our business operations and prospects in both foreseeable and unforeseeable ways. For instance, requiring employees to work remotely while we adhered to shelter in place orders limited our internal drug discovery activities, and although we have begun to allow our employees to return to our Alameda headquarters under enhanced safety and social distancing protocols, if we are forced to, or determine that we should, resume shelter in place restrictions for an extended period of time, this would eventually cause substantial delays and otherwise negatively impact the effectiveness of these programs and delay our ability to execute on our long-term business plans. Further, extended periods of remote work could impede the focused attention of management or reduce the productivity of teams that would otherwise be working closely together. The COVID-19 pandemic has also caused volatility in the U.S. and global financial markets and a downturn in the U.S. and global economy, which may adversely impact our rates of return for our invested cash resources, the availability and cost of credit, as well as our ability to raise additional funds in the capital markets. Among other things, our inability to access additional funds could in the future inhibit our ability to engage in larger scale strategic transactions or investments.
While we expect the COVID-19 pandemic to continue to have varying degrees of adverse impact on our business operations and, potentially in the future, our financial results, the extent of such adverse impact arising from the COVID-19 pandemic to our business and our financial results, as well as to the value of and market for our common stock, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S. and in other countries, and the effectiveness of actions taken globally to contain and treat the disease. These effects could materially and adversely affect our business, financial condition, results of operations and growth prospects, as further explained in the risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section. In addition, to the extent the ongoing COVID-19 pandemic adversely impacts our business and financial results, it may also have the effect of exacerbating many of these other risks and uncertainties inherent to our business.
We rely on Ipsen and Takeda for the commercial success of CABOMETYX in its approved indications outside of the U.S., and are unable to control the amount or timing of resources expended by these collaboration partners in the commercialization of CABOMETYX in its approved indications outside of the U.S.
We rely upon the regulatory, commercial, medical affairs, market access and other expertise and resources of our collaboration partners, Ipsen and Takeda, for commercialization of CABOMETYX in their respective territories outside of the U.S. We cannot control the amount and timing of resources that our collaboration partners dedicate to the commercialization of CABOMETYX, or to its marketing and distribution, and our ability to generate revenues from the commercialization of CABOMETYX by our collaboration partners depends on their ability to obtain and maintain regulatory approvals for, achieve market acceptance of, and to otherwise effectively market, CABOMETYX in its approved indications in their respective territories. Further, the operations of our collaboration partners, and ultimately their foreign sales of CABOMETYX, could be adversely affected by the degree and effectiveness of their respective corporate responses to the COVID-19 pandemic, as well as by the imposition of governmental price or other controls, political and economic instability, trade restrictions or barriers and changes in tariffs, escalating global trade and political tensions, or otherwise. If our collaboration partners are unable or unwilling to invest the resources necessary to commercialize CABOMETYX successfully in the EU, Japan and other international territories where it has been approved, this could reduce the amount of revenue we are due to receive under these collaboration agreements, thus resulting in harm to our business and operations.
Our ability to grow revenues from sales of CABOMETYX will depend upon the degree of market acceptance among physicians, patients, healthcare payers, and the medical community.
Our ability to increase or maintain revenues from sales of CABOMETYX for its approved indications is, and if approved for additional indications will be, highly dependent upon the extent of market acceptance of CABOMETYX among physicians, patients, government healthcare payers such as Medicare and Medicaid, commercial healthcare plans and the medical community. Market acceptance for CABOMETYX could depend on numerous factors, including the effectiveness and safety profile, or the perceived effectiveness and safety profile, of CABOMETYX compared to competing products, the strength of CABOMETYX sales and marketing efforts, the impact to healthcare systems and our ability to successfully communicate product information to healthcare professionals resulting from the COVID-19 pandemic, and changes in pricing and reimbursement for CABOMETYX. If CABOMETYX does not continue to be prescribed broadly for the treatment of its approved RCC and HCC indications, our product revenues could flatten or decrease, which could have a material adverse impact on our business, financial condition and results of operations.
Our competitors may develop products and technologies that impair the relative value of our marketed products and any future product candidates.
The biotechnology, biopharmaceutical and pharmaceutical industries are competitive and are characterized by constant technological change and diverse offerings of products, particularly in the area of novel oncology therapies. Many of our competitors have greater capital resources, larger research and development staff and facilities, deeper regulatory expertise and more extensive product manufacturing and commercial capabilities than we do, which may afford them a competitive advantage. Further, our competitors may be more effective at in-licensing and developing new commercial products that could render our products, and those of our collaboration partners, obsolete and noncompetitive. We face, and will continue to face, intense competition from biotechnology, biopharmaceutical and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing scientific and clinical research activities similar to ours.
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
Maintaining our sales, marketing, market access and product distribution capabilities requires significant resources, and there are numerous risks involved with maintaining and continuously improving such a commercial organization, including our potential inability to successfully recruit, train, retain and incentivize adequate numbers of qualified and effective sales and marketing personnel. We are competing for talent with numerous commercial- and pre-commercial-stage oncology-focused biotechnology companies seeking to build out and maintain their commercial organizations, as well as other large pharmaceutical and biotechnology organizations that have extensive, well-funded and more experienced sales and marketing operations, and we may be unable to maintain or adequately scale our commercial organization as a result of such competition. Also, to the extent that the commercial opportunities for CABOMETYX grow over time, we may not properly scale the size and experience of our commercialization teams to market and sell CABOMETYX successfully in an expanded number of indications. If we are unable to maintain or scale our commercial function appropriately, or should we have to maintain primarily telephonic and virtual interactions in lieu of in-person meetings with healthcare professionals for an extended period of time as a result of the COVID-19 pandemic, we may not be able to maximize product revenues, which could have a material adverse impact on our business, financial condition and results of operations.
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
These federal and state healthcare laws and regulations govern drug marketing practices, including off-label promotion. If our operations are found, or even alleged, to be in violation of the laws described above or any other governmental regulations that apply to us, we, or our officers or employees, may be subject to significant penalties, including administrative civil and criminal penalties, damages, fines, regulatory penalties, the curtailment or restructuring of our operations, exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs, imprisonment, reputational harm, additional reporting requirements and oversight, any of which would adversely affect our ability to sell our products and operate our business and also adversely affect our financial results. Of particular concern are suits filed under the civil False Claims Act, known as “qui tam” actions, which can be brought by any individual on behalf of the government. Under the False Claims Act, these individuals, commonly known as relators or “whistleblowers,” may potentially share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the civil False Claims Act, or settles a lawsuit brought pursuant to the False Claims Act to avoid further prosecution, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, if any such action is brought against us, our business may be impaired, even if we are ultimately successful in our defense.
Current healthcare laws and regulations in the U.S. and future legislative or regulatory reforms to the U.S. healthcare system may affect our ability to commercialize our marketed products profitably.
Federal and state governments in the U.S. are considering legislative and regulatory proposals to change the U.S. healthcare system in ways that could affect our ability to continue to commercialize CABOMETYX and COMETRIQ profitably. Similarly, among policy makers and payers, there is significant interest in promoting such changes with the stated goals of containing healthcare costs, improving quality and expanding patient access. The life sciences industry and specifically the market for the sale, insurance coverage and distribution of pharmaceuticals has been a particular focus of these efforts and would likely be significantly affected by any major legislative or regulatory initiatives.
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
In addition, there are pending federal and state-level legislative proposals that would significantly expand government-provided health insurance coverage, ranging from establishing a single-payer, national health insurance system to more limited “buy-in” options to existing public health insurance programs, each of which could have a significant impact on the healthcare industry. It is also possible that additional governmental actions will be taken to address the ongoing COVID-19 pandemic, and that such actions would have a significant impact on these public health insurance programs. While we cannot predict how future legislation (or enacted legislation that has yet to be implemented) will affect our business, such proposals could have the potential to impact access to and sales of our products.
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
There have been several recent U.S. Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as Executive Orders, designed to, among other things: reduce or limit the prices of drugs and make them more affordable for patients; reform the structure and financing of Medicare Part D pharmaceutical benefits, including through increasing manufacturer contributions to offset Medicare beneficiary costs; bring more transparency to drug pricing rationale and methodologies; revise rebate payments for prescription drugs under Medicaid and the methodologies to calculate average manufacturer price and best price; and facilitate the importation of certain lower-cost drugs from other countries. While we cannot know the final form of any such legislative, regulatory and/or administrative measures, some of the pending legislative proposals, such as those incorporating International Pricing Index models, if enacted, would likely have a significant and far-reaching impact on the biopharmaceutical industry and therefore also likely have a material adverse impact on our business, financial condition and results of operations.
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
Our revenues are substantially dependent on the net pricing that we ultimately realize in payment for our marketed products, and commercial third-party payers do not receive the same degree of discounts and allowances that we provide to government payers. In the event of a significant and prolonged economic downturn, the number of patients enrolled in commercial health insurance programs is likely to decrease, particularly in the U.S. where workforce reductions could cause widespread loss of the private health insurance coverage typically provided by employers, and a commensurate shift of eligible individuals to government insurance programs or to the circumstance of lacking health insurance coverage altogether. The effects of the COVID-19 pandemic, among other catalysts, have already caused a downturn in the U.S. and global economy and significant levels of unemployment, and the duration and severity of this economic downturn are not yet known. Depending on the severity of the COVID-19 pandemic, as well as other factors, we could experience a substantial decrease in revenues as a result of the increase in gross-to-net discounting applied to the price of our products due to a substantial shift from private health insurance coverage to government insurance coverage, and also a significant increase in demand for our patient assistance and/or free drug program, all or any of which would adversely affect our product revenues.
Enhanced governmental and private scrutiny over, or investigations or litigation involving, pharmaceutical manufacturer donations to patient assistance programs offered by charitable foundations could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
To help patients afford our products, we have a patient assistance program and also occasionally make donations to independent charitable foundations that help financially needy patients. These types of programs designed to assist patients with affording pharmaceuticals have become the subject of Congressional interest and enhanced government scrutiny. The U.S. Department of Health and Human Services Office of Inspector General established specific guidelines permitting pharmaceutical manufacturers to make donations to charitable organizations that provide co-pay assistance to Medicare patients, provided that manufacturers meet certain specified compliance requirements. In the event we make such donations but are deemed not to have complied with these guidelines and other laws or regulations respecting the operation of these programs, we could be subject to significant damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. We also rely on a third-party hub provider and exercise oversight to monitor patient assistance program activities. Hub providers are generally hired by manufacturers to assist patients with insurance coverage, financial assistance and treatment support after the patients receive a prescription from their healthcare professional.  For manufacturers of specialty pharmaceuticals (including our marketed products), the ability to have a single point of contact for their therapies helps ensure efficient medication distribution to patients. Accordingly, our hub activities are also subject to scrutiny and may create risk for us if not conducted appropriately. A variety of entities, including independent charitable foundations and pharmaceutical manufacturers, but not including our company, have received subpoenas from the U.S. Department of Justice and other enforcement authorities seeking information related to their patient assistance programs and support. Regardless of whether we have complied with the regulations governing patient assistance programs, this type of government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
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
We may experience numerous unforeseen events, during or as a result of clinical investigations, that could delay or prevent commercialization of cabozantinib (or of other product candidates) in new indications, and in some cases, as described in the risk factor titled, “If the COVID-19 pandemic becomes more severe, our business operations and corresponding financial results could suffer, which could have a material adverse impact on our financial condition and prospects for growth,” the COVID-19 pandemic has already increased and may further increase the potential for such developments to occur. These may include:

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
In addition, on March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) in response to the COVID-19 pandemic. Amongst other provisions, the CARES Act made a number of changes to the FDCA aimed at preventing drug shortages. While we are still evaluating these and other CARES Act changes, these changes could impact our business. For example, in light of the COVID-19 pandemic, the FDA has issued a number of guidance documents describing the agency’s expectations for how drug manufacturers should comply with various FDA requirements during the pandemic, including with respect to conducting clinical trials, distributing drug samples, and reporting post-marketing adverse events. In addition, as a result of the COVID-19 pandemic, there has been increasing political and regulatory scrutiny of foreign-sourced drugs and foreign drug supply chains, resulting in proposed legislative and executive actions to incentivize or compel drug manufacturing operations to relocate to the United States. These political and regulatory developments and any further guidance documents issued by FDA that impact the requirements to which we are subject, as well as any equivalent federal or state legislative or regulatory initiatives, or similar measures outside of the United States, could have a material adverse impact on our business, financial condition and results of operations.
We may be unable to expand our development pipeline, which could limit our growth and revenue potential.
Our business is focused on the discovery, development and commercialization of new medicines for difficult-to-treat cancers. In this regard, we have invested in substantial technical, financial and human resources toward internal drug discovery activities with the goal of identifying new product candidates to advance into clinical trials. Notwithstanding such investment, we temporarily suspended internal drug discovery in our laboratories due to the COVID-19 pandemic, among other limitations to our programs described in the risk factor titled, “If the COVID-19 pandemic becomes more severe, our business operations and corresponding financial results could suffer, which could have a material adverse impact on our financial condition and prospects for growth.” While we have since partially resumed our drug discovery operations, even assuming we successfully return these operations to full capacity in the future, many programs that may have initially shown promise will ultimately fail to yield product candidates for multiple reasons. For example, product candidates may, on further study, be shown to have inadequate efficacy, harmful side effects, suboptimal pharmaceutical profiles or other characteristics suggesting that they are unlikely to be commercially viable products.
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
Although we reported net income of $115.4 million for the six months ended June 30, 2020 and $321.0 million for the year ended December 31, 2019, respectively, we may not be able to maintain or increase profitability on a quarterly or annual basis, and we are unable to predict the extent of future profits or losses. The amount of our net profits or losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the U.S.; achievement of clinical, regulatory and commercial milestones, if any, under our collaboration agreements with Ipsen and Takeda; the amount of royalties from sales of CABOMETYX and COMETRIQ outside of the U.S. under our collaboration agreements with Ipsen and Takeda; other collaboration revenues; and the level of our expenses, including for development and commercialization activities for cabozantinib and for any pipeline expansion efforts. We expect to continue to spend substantial amounts to fund the continued development of cabozantinib for additional indications and the commercialization of our approved products. In addition, we intend to continue to expand our product pipeline through our internal drug discovery efforts and the execution of additional partnerships through business development activities or strategic transactions that align with our oncology drug development, regulatory and commercial expertise, which efforts could involve substantial costs. To offset these costs in the future, we will need to generate substantial revenues. If these costs exceed our current expectations, or we fail to achieve anticipated revenue targets, the market value of our common stock may decline.
Our financial outlook may not be realized.
From time to time, in press releases and otherwise, we may publish estimates, forecasts or other forward-looking statements regarding our future financial or operating results, including estimated revenues, expenses and earnings. Any forecast of our future performance reflects various assumptions. These assumptions are subject to significant risks and uncertainties, and as a matter of course, any number of them may prove to be incorrect. Further, the achievement of any forecast depends on numerous assumptions and other factors (including those described in this discussion), many of which are beyond our control. Moreover, the impact of the COVID-19 pandemic on our profitability, especially if it continues to grow in severity, is difficult to predict. As a result, we cannot be certain that our performance will be consistent with any management estimates or forecasts or that the variation from such estimates or forecasts will not be material and adverse. Current and potential stockholders are cautioned not to base their entire analysis of our business and prospects upon isolated estimates or forecasts, but instead are encouraged to utilize our entire publicly available mix of historical and forward-looking information, as well as other available information regarding us, our products, the competitive landscape for our products, our commercialization, development and regulatory efforts, as well as those of our collaboration partners, and the biotechnology and pharmaceutical industry generally when evaluating our prospective financial or operating results.
If additional capital is not available to us when we need it, we may be unable to expand our product offerings and maintain business growth.
Cash and investments were $1.5 billion as of June 30, 2020, compared to $1.4 billion as of December 31, 2019. Our business operations grew substantially during 2019 and the first six months of 2020. In order to maintain business growth during the remainder of 2020, we plan to continue to execute on our U.S. commercialization plans for CABOMETYX, while reinvesting in our product pipeline through the continued development of cabozantinib and our other product candidates, internal discovery activities, and the execution of strategic transactions. Our ability to achieve these business objectives will depend on many factors including but not limited to:

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
Our commitment of cash resources to CABOMETYX and the reinvestment in our product pipeline through the continued development of cabozantinib and increasing internal drug discovery activities, as well as through the execution of strategic transactions, could require us to obtain additional capital. We may seek such additional capital through some or all of the following methods: corporate collaborations; licensing arrangements; and public or private debt or equity financings. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. Disruptions in the U.S. and global financial markets, including disruptions that have resulted and may continue to result from the COVID-19 pandemic and the related downturn in the U.S. and global economy, as well as future potential U.S. federal government shutdowns, rising interest rate environments, increased or changed tariffs and trade restrictions or otherwise, may adversely impact the availability and cost of credit, as well as our ability to raise additional funds in the capital markets. Economic and capital markets conditions have been, and continue to be, volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business. In particular, our inability to access additional funds, whether due to the COVID-19 pandemic or otherwise, could in the future inhibit our ability to engage in larger scale strategic transactions or investments. We do not know whether additional capital will be available when needed, or that, if available, we will obtain additional capital on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be unable to expand our product offerings and maintain business growth, which could have a material adverse impact on our business, financial condition and results of operations.
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
We are subject to income tax in the U.S. as well as numerous U.S. states and territories, municipalities, and other local jurisdictions. As a result, our effective tax rate is derived from various factors including the mix of forecast and actual earnings and applicable tax rates in the various places that we operate, the accounting for stock options and stock-based awards, and research and development spending. In preparing our financial statements, we estimate the amount of tax that will become payable in each jurisdiction. Our effective tax rate, however, may be different than experienced in the past due to numerous factors, including changes in tax laws, changes in the mix of our earnings from state to state, the results of examinations and audits of our tax filings, or our inability to secure or sustain acceptable agreements with tax authorities. Any of these factors could cause our effective tax rate to fluctuate.
Our ability to use net operating losses and tax credits to offset future taxable income may be subject to limitations.
As of December 31, 2019, we had federal and, subject to the recent California franchise tax law change affecting California state net operating losses mentioned below, state net operating loss carryforwards of approximately $675 million. Portions of the federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2035 for federal income tax purposes and 2020 for state income tax purposes. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Internal Revenue Code (the Code) and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss carryforwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of a portion of our net operating losses and credit carryforwards before utilization. Based on our review and analysis, we concluded, as of December 31, 2019, that an ownership change, as defined under Section 382, had not occurred. However, if there is an ownership change under Section 382 of the Code in the future, we may not be able to utilize a material portion of our net operating losses. Furthermore, our ability to utilize our net operating losses is conditioned upon our maintaining profitability and generating U.S. federal taxable income. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited. For example,

California recently imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023.
The United Kingdom’s (UK’s) withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.
Following the ratification of the Withdrawal Agreement by the European Parliament and UK Parliament, the UK left the EU on January 31, 2020 (commonly referred to as “Brexit”). The Withdrawal Agreement provides for a transition period until December 31, 2020, during which the UK remains in the single market and customs union and the free movement of goods, services, people and capital will continue, in order to ensure frictionless trade and business continuity until a long-term relationship is agreed. At the end of transition, the UK’s relationship with the EU will be determined by the new agreements it has entered into on trade and other areas of cooperation. The new agreements must be reached before the transition period ends. If not, the UK would have to rely on previous international conventions for security cooperation and would trade with the EU on World Trade Organization terms. The exception is Northern Ireland, whose trade in goods with the EU would be covered by the provisions in the Northern Ireland Protocol. As a result of the COVID-19 pandemic, planned negotiating rounds for the UK’s future relationship with the EU have not been progressing at a pace that would facilitate a final agreement on trade and cooperation between the UK and the EU prior to December 31, 2020. Under these circumstances, it is uncertain whether the UK and EU would agree to extend the transition period beyond December 31, 2020. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications Brexit will have and how it might affect us. For example, we rely on third-party contract manufacturing organization facilities located in the UK, responsible for packaging, labeling, storing and subsequently distributing supplies of our product to the EU. Any tariffs, differing regulatory requirements and other restrictions on the free movement of goods between the UK and the EU that ultimately result from Brexit may have an adverse impact on this part of our supply chain. Trade restrictions, changes to the regulatory approval or drug cost reimbursement systems, and additional administrative costs may impede the ability of our collaboration partner Ipsen to market our products in Europe. Furthermore, the initial announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations; therefore, the Brexit transition may continue to adversely affect European and global economic and market conditions, which may cause third-party payers, including governmental organizations, to closely monitor their costs and reduce their spending budgets, and which could contribute to instability in the global financial and foreign exchange markets. Any of these effects of Brexit could have a material adverse impact on our business, financial condition and results of operations.
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
We lack internal manufacturing capabilities necessary for us to produce materials required for certain preclinical activities and produce our products for clinical development or for commercial sale and rely on third parties to do so, which subjects us to various risks.
We do not own or operate manufacturing facilities, distribution facilities or resources for chemistry, manufacturing and control development activities, preclinical, clinical or commercial production and distribution for our current products and new product candidates. Instead, we have multiple contractual agreements in place with third-party contract manufacturing organizations that, on our behalf, manufacture preclinical, clinical and commercial supplies of our products. As our operations continue to grow in these areas, we continue to appropriately expand our supply chain through secondary third-party contract manufacturers and suppliers.
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

Our third-party contract manufacturers may not be able to produce material on a timely basis or manufacture material with the required quality standards, or in the quantity required to meet our preclinical, clinical development and commercial needs and applicable regulatory requirements, including as a result of the COVID-19 pandemic. Although as of the date of this Quarterly Report, we have substantial safety stock inventories for both our commercial drug substance and drug products and, to our knowledge, have not yet experienced production delays or seen significant impairment to our supply chain as a result of the COVID-19 pandemic, our third-party contract manufacturers and suppliers may experience delays, facility closures and other hardships due to COVID-19, which could potentially impact our supply chain and cause delays or disruption in our commercial or clinical supply of our products or product candidates. If our third-party contract manufacturers and suppliers do not continue to supply us with our products or product candidates in a timely fashion and in compliance with applicable quality and regulatory requirements, or if they otherwise fail or refuse to comply with their obligations to us under our manufacturing and supply arrangements, we may not have adequate remedies for any breach. Furthermore, their failure to supply us could impair or preclude our ability to meet our commercial product supply requirements, or our product supply needs for clinical trials, including those being conducted in collaboration with our partners, which could delay our product development efforts and have a material adverse impact on our business, financial condition and results of operations. In addition, through our third-party contract manufacturers and data service providers, we continue to provide serialized commercial products as required to comply with the Drug Supply Chain Security Act (DSCSA). If our third-party contract manufacturers or data service providers fail to support our efforts to continue to comply with DSCSA and any future federal or state electronic pedigree requirements, we may face legal penalties or be restricted from selling our products.
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
We have experienced and expect to continue to experience growth in the number of our employees and in the scope of our operations. This growth places significant demands on our management and resources, and our current and planned personnel and operating practices may not be adequate to support our growth. To effectively manage our growth, we must continue to improve existing, and implement new, facilities, operational and financial systems, and procedures and controls, as well as expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies or control deficiencies. We expect that we may need to increase our management personnel to oversee our expanding operations, and recruiting and retaining qualified individuals is difficult. If we are unable to manage our growth effectively, including as result of the COVID-19 pandemic or otherwise, or we are unsuccessful in recruiting qualified management personnel, there could be a material adverse impact on our business, financial condition and results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Certificate of Change of Registered Agent and/or Registered Office of Exelixis, Inc.	8-K	000-30235	3.1	10/15/2014
3.5	Certificate of Ownership and Merger Merging X-Ceptor Therapeutics, Inc. with and into Exelixis, Inc.	8-K	000-30235	3.2	10/15/2014
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/23/2019
3.7	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	2/20/2020
4.1	Specimen Common Stock Certificate	S-1, as amended	333-96335	4.1	4/7/2000
10.1	Exelixis, Inc. 2014 Equity Incentive Plan					X
10.2	Exelixis, Inc. 2016 Inducement Award Plan					X
10.3	Exelixis, Inc. 2017 Equity Incentive Plan					X

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.4	Form of Stock Option Agreement under the Exelixis, Inc. 2017 Equity Incentive Plan					X
10.5	Form of Restricted Stock Unit Agreement under the Exelixis, Inc. 2017 Equity Incentive Plan					X
10.6	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the Exelixis, Inc. 2017 Equity Incentive Plan					X
10.7*
Second Amendment dated May 7, 2020, to the Supplement to the Clinical Trial Collaboration Agreement dated February 24, 2017, by and among Exelixis, Inc., Bristol-Myers Squibb Company and Ipsen Pharma SAS.
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

EXELIXIS, INC.

August 6, 2020	By:	/s/ CHRISTOPHER J. SENNER
Date		Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)