Form 10-K
period 2021-01-01
EXELIXIS, INC.
filed 2021-02-11
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,399,562,142. Excludes shares of the registrant’s common stock held by persons who were directors and/or executive officers of the registrant at July 3, 2020 on the basis that such persons may be deemed to have been affiliates of the registrant at such date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
Number shares of the registrant’s common stock outstanding as of February 1, 2021: 311,989,661
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than May 3, 2021, in connection with the registrant’s 2021 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

EXELIXIS, INC.
ANNUAL REPORT ON FORM 10-K

PART I
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
Some of the statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Annual Report on Form 10-K are forward-looking statements. These statements are based on our current expectations, assumptions, estimates and projections about our business and our industry and involve known and unknown risks, uncertainties and other factors that may cause our company’s or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the heading “Item 1A. Risk Factors” as well as those discussed elsewhere in this Annual Report on Form 10-K.
These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
RISK FACTOR SUMMARY
Investing in our securities involves a high degree of risk. Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, as well as other risks that we face, can be found under the heading “Item 1A. Risk Factors” below.
•Our ability to grow our company is critically dependent upon the commercial success of CABOMETYX in its approved indications and the further clinical development, regulatory approval and commercial success of the cabozantinib franchise in additional indications.
•If we are unable to obtain or maintain coverage and reimbursement for our products from third-party payers, our business will suffer.
•Pricing for pharmaceutical products in the U.S. has come under increasing attention and scrutiny by federal and state governments, legislative bodies and enforcement agencies. These activities may result in actions that have the effect of reducing our revenue or harming our business or reputation.
•Lengthy regulatory pricing and reimbursement procedures and cost control initiatives imposed by governments outside the U.S. could delay the marketing of and/or result in downward pressure on the price of our approved products, resulting in a decrease in revenue.
•Legislation and regulatory action designed to facilitate the development, approval and adoption of generic drugs in the U.S., and the entrance of generic competitors, could limit the revenue we derive from our products, which could have a material adverse impact on our business, financial condition and results of operations.
•We are subject to healthcare laws, regulations and enforcement, as well as laws and regulations relating to privacy, data collection and processing of personal data; our failure to comply with those laws could have a material adverse impact on our business, financial condition and results of operations.
•Clinical testing of cabozantinib for new indications, or of new product candidates, is a lengthy, costly, complex and uncertain process that may fail ultimately to demonstrate safety and efficacy for those products sufficiently impressive to compete in our highly competitive market environment.
•The regulatory approval processes of the U.S. Food and Drug Administration and comparable foreign regulatory authorities are lengthy and uncertain and may not result in regulatory approvals for cabozantinib or our other product candidates, which could have a material adverse impact on our business, financial condition and results of operations.
•We may be unable to expand our development pipeline, which could limit our growth and revenue potential.
•Our profitability could be negatively impacted if expenses associated with our extensive clinical development, business development and commercialization activities, both for the cabozantinib franchise and our earlier-stage product candidates, grow more quickly than the revenues we generate.

•Our clinical, regulatory and commercial collaborations with major companies make us reliant on those companies for their continued performance, which subjects us to a number of risks. For example, we rely on Ipsen and Takeda for the commercial success of CABOMETYX in its approved indications outside of the U.S., and are unable to control the amount or timing of resources expended by these collaboration partners in the commercialization of CABOMETYX in its approved indications outside of the U.S. In addition, our growth potential is dependent in part upon companies with which we have entered into research collaborations, in-licensing arrangements and similar business development relationships.
•Data breaches, cyber attacks and other failures in our information technology operations and infrastructure could compromise our intellectual property or other sensitive information, damage our operations and cause significant harm to our business and reputation.
•If we are unable to adequately protect our intellectual property, third parties may be able to use our technology, which could adversely affect our ability to compete in the market.
•If the COVID-19 pandemic is further prolonged or becomes more severe, our business operations and corresponding financial results could suffer, which could have a material adverse impact on our financial condition and prospects for growth.
•The loss of key personnel or the inability to retain and, where necessary, attract additional personnel could impair our ability to operate and expand our operations.

BASIS OF PRESENTATION
We have adopted a 52- or 53-week fiscal year policy that ends on the Friday closest to December 31st. Fiscal year 2020, which was a 52-week fiscal year, ended on January 1, 2021, fiscal year 2019, which was a 53-week fiscal year, ended on January 3, 2020 and fiscal year 2018, which was a 52-week fiscal year, ended on December 28, 2018. For convenience, references in this report as of and for the fiscal years ended January 1, 2021, January 3, 2020 and December 28, 2018 are indicated as being as of and for the years ended December 31, 2020, 2019 and 2018, respectively.

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
Since we were founded in 1994, four products resulting from our discovery efforts have progressed through clinical development, received regulatory approval and established a commercial presence in various geographies around the world. Two are derived from cabozantinib, our flagship molecule, an inhibitor of multiple tyrosine kinases including MET, AXL, VEGF receptors and RET. Our cabozantinib products are: CABOMETYX® (cabozantinib) tablets approved for advanced renal cell carcinoma (RCC), both alone and in combination with Bristol-Myers Squibb Company’s (BMS) OPDIVO® (nivolumab), and for previously treated hepatocellular carcinoma (HCC); and COMETRIQ® (cabozantinib) capsules approved for progressive, metastatic medullary thyroid cancer (MTC). For these types of cancer, cabozantinib has become or is becoming a standard of care. Beyond these approved indications, cabozantinib is currently the focus of a broad clinical development program, and is being investigated both alone and in combination with other therapies in a wide variety of cancers. The growth that we have experienced in recent years is largely attributable to cabozantinib’s clinical and commercial success; consistent with our values and legal obligations, we are committed to ensuring that all patients who are prescribed cabozantinib are able to access this critical medicine.
The other two products resulting from our discovery efforts are: COTELLIC® (cobimetinib), an inhibitor of MEK approved as part of multiple combination regimens to treat specific forms of advanced melanoma and marketed under a collaboration with Genentech, Inc. (a member of the Roche Group) (Genentech); and MINNEBRO® (esaxerenone), an oral, non-steroidal, selective blocker of the mineralocorticoid receptor (MR) approved for the treatment of hypertension in Japan and licensed to Daiichi Sankyo Company, Limited (Daiichi Sankyo). For additional information about these products, see “—Collaborations—Other Collaborations.”

Over the course of 2020, revenues from CABOMETYX and COMETRIQ sales and from the royalties and milestone payments we have received pursuant to collaboration agreements with our partners, coupled with disciplined expense management, fueled the growth of our organization. We believe in our long-term growth prospects, which are supported by a healthy cash position and annual profitability over the past four fiscal years. We have and plan to continue to utilize our cash and investments to maximize the likelihood of future success by expanding the development program for the cabozantinib franchise, and by advancing and expanding our pipeline of new drug candidates through drug discovery efforts, which include several research collaborations and in-licensing arrangements and has resulted in two compounds entering the clinic. The following report details the progress we have made executing our growth strategy.
Exelixis Marketed Products: CABOMETYX and COMETRIQ
Our marketed products have been approved to treat patients with various forms of cancer by the U.S. Food and Drug Administration (FDA), the European Commission (EC), the Japanese Ministry of Health, Labour and Welfare (MHLW) and other regulatory authorities across major markets worldwide.

Product	Indication	Approval Date	Regimen	Major Markets
CABOMETYX® (cabozantinib)	RCC
	Patients with advanced RCC who have received prior anti-angiogenic therapy	April 25, 2016	Monotherapy	U.S.
	Advanced RCC in adults following prior VEGF-targeted therapy	September 9, 2016	Monotherapy	EU
	Patients with advanced RCC	December 19, 2017	Monotherapy	U.S.
	First-line treatment of adults with intermediate- or poor-risk advanced RCC	May 17, 2018	Monotherapy	EU
	Patients with curatively unresectable or metastatic RCC	March 25, 2020	Monotherapy	Japan
	First-line treatment of patients with advanced RCC	January 22, 2021	Combination with OPDIVO® (nivolumab)	U.S.
HCC
	HCC in adults who have previously been treated with sorafenib	November 15, 2018	Monotherapy	EU
	Patients with HCC who have been previously treated with sorafenib	January 14, 2019	Monotherapy	U.S.
	Patients with unresectable HCC that has progressed after cancer chemotherapy	November 27, 2020	Monotherapy	Japan
COMETRIQ® (cabozantinib)	MTC
	Patients with progressive, metastatic MTC	November 29, 2012	Monotherapy	U.S.
	Adult patients with progressive, unresectable locally advanced or metastatic MTC	March 25, 2014	Monotherapy	EU
In 2020, 2019 and 2018, we generated $741.6 million, $760.0 million and $619.3 million, respectively, in net product revenues from sales of CABOMETYX and COMETRIQ in the U.S. Outside the U.S. and Japan, CABOMETYX and COMETRIQ are marketed by our collaboration partner Ipsen Pharma SAS (Ipsen), and in Japan, CABOMETYX is marketed by our collaboration partner Takeda Pharmaceutical Company Limited (Takeda). In 2020, 2019 and 2018, we earned $78.4 million, $62.4 million and $32.3 million, respectively, of royalties on net sales of cabozantinib products outside of the U.S. For additional information on the terms of our collaboration agreements with Ipsen and Takeda, see “—Collaborations—Cabozantinib Commercial Collaborations.”

Renal Cell Carcinoma - CABOMETYX is a Leading Tyrosine Kinase Inhibitor (TKI) Treatment Option for Patients with Advanced RCC
Kidney cancer is among the top ten most commonly diagnosed forms of cancer among both men and women in the U.S. Estimates suggest that approximately 32,000 patients in the U.S. and over 71,000 worldwide will require systemic treatment for kidney cancer in 2021, with nearly 15,000 patients in need of a first-line treatment in the U.S. A growing number of these patients with RCC have been or will be treated with CABOMETYX, which has become a standard of care for the treatment of patients suffering from this difficult-to-treat disease.
Since CABOMETYX was first approved, we have deployed our promotional and medical affairs teams to educate physicians about CABOMETYX’s unique clinical profile. We believe that the success of CABOMETYX is attributable to this clinical profile, which incorporates the results of the METEOR, CABOSUN and CheckMate -9ER clinical trials. In July 2015, we announced positive results of METEOR, a phase 3 pivotal trial comparing CABOMETYX to everolimus in patients with advanced RCC who have experienced disease progression following treatment with at least one prior VEGF receptor inhibitor. These results formed the basis for the FDA’s approval in April 2016, following which CABOMETYX became the first and only single-agent therapy approved for previously treated advanced RCC to demonstrate statistically significant and clinically meaningful improvements in three key efficacy parameters in a global pivotal trial: overall survival (OS); progression-free survival (PFS); and objective response rate (ORR). Subsequently, in October 2016, we announced positive results from CABOSUN, a randomized, open-label, active-controlled phase 2 trial conducted by the Alliance for Clinical Trials in Oncology, comparing cabozantinib with sunitinib in patients with previously untreated advanced RCC with intermediate- or poor-risk disease. These results formed the basis for the FDA’s approval in December 2017 of CABOMETYX for previously untreated patients with advanced RCC, and for this patient population, CABOMETYX is the only approved single-agent therapy to improve PFS compared with sunitinib, a first-generation TKI that was the previous standard of care.
CABOMETYX has also demonstrated strong clinical results in combination with immune checkpoint inhibitors (ICIs), most notably the positive results from CheckMate -9ER, an open-label, randomized, multi-national phase 3 pivotal trial evaluating OPDIVO, an ICI developed by BMS, in combination with CABOMETYX versus sunitinib in patients with previously untreated, advanced or metastatic RCC. Results from CheckMate -9ER formed the basis for the FDA’s approval of the combination in January 2021 as a first-line treatment of patients with advanced RCC. For additional information about CABOMETYX’s efficacy in combination with ICIs, including as demonstrated in the CheckMate -9ER clinical trial data, see “—Exelixis Development Programs—Cabozantinib Development Program—Trials Conducted under our Clinical Collaboration Agreements.”
In markets outside the U.S. in 2020, we continued to work closely with our collaboration partner Ipsen in support of its regulatory strategy and commercialization efforts for CABOMETYX as a treatment for advanced RCC, both as a single agent and in preparation for potential approvals of CABOMETYX in combination with other therapies, and similarly with our collaboration partner Takeda with respect to the Japanese market. As a result of the approvals of CABOMETYX for RCC indications in 57 countries outside of the U.S., including the Member States of the EU, Japan, Canada, Brazil, Taiwan, South Korea and Australia, CABOMETYX has continued to grow outside the U.S. both in sales revenue and the number of RCC patients benefiting from its clinical effect.
Hepatocellular Carcinoma - the CABOMETYX Label Expanded to Include Previously Treated HCC
According to published studies, liver cancer is a leading cause of cancer death worldwide, accounting for more than 800,000 deaths and 900,000 new cases each year. In the U.S., the incidence of liver cancer has more than tripled since 1980. Although HCC is the most common form of liver cancer, making up about three-fourths of the more than 42,000 cases of liver cancer estimated to be diagnosed in the U.S. during 2021, this patient population has long been underserved. Prior to 2017, there was only one approved systemic therapy for the treatment of HCC. Since that time, multiple new therapies were approved in the U.S. for HCC, both for previously untreated patients and for patients previously treated with sorafenib. Given the introduction of new and demonstrably more effective therapies, including ICI combination therapies, we believe the second- and later-line market for HCC therapies has the potential to grow significantly in coming years, as these new treatment options are expected to improve longer-term outcomes, thereby resulting in a greater number of patients receiving multiple lines of therapy. With the approval of CABOMETYX in January 2019 for HCC patients previously treated with sorafenib, we expect to continue to play a key role in the treatment landscape for these patients.
The FDA’s approval of CABOMETYX’s HCC indication was based on our phase 3 pivotal study, CELESTIAL. The CELESTIAL study met its primary endpoint, demonstrating that cabozantinib significantly improved OS, as compared to placebo. The National Comprehensive Cancer Network has included CABOMETYX in its Clinical Practice Guidelines for

Hepatobiliary Cancers as a Category 1 option for the treatment of patients with HCC (Child-Pugh Class A only) who have been previously treated with sorafenib, providing further support for CABOMETYX as an important treatment option for eligible HCC patients.
Outside the U.S., the EC’s approval of CABOMETYX provided physicians in the EU with a second approved therapy for the second-line treatment of this aggressive and difficult-to-treat cancer, and approvals from Health Canada and the Japanese MHLW brought a much-needed therapy to HCC patients in those countries. In addition to the Member States of the EU, Japan and Canada, CABOMETYX is also approved for previously treated HCC indications in Taiwan, South Korea, Australia and Hong Kong, among other countries.
Medullary Thyroid Cancer - COMETRIQ, the First Commercial Approval of Cabozantinib
Estimates suggest that there will be approximately 900 MTC cases diagnosed in the U.S. in 2021, and COMETRIQ has served as an important treatment option for these patients since November 2012. The FDA’s approval of COMETRIQ for progressive, metastatic MTC was based on our phase 3 trial, EXAM. The EXAM trial met its primary endpoint, demonstrating a statistically significant and clinically meaningful prolongation in PFS for cabozantinib, as compared to placebo. In connection with the approval of COMETRIQ for the treatment of progressive, metastatic MTC, we were subject to post-marketing requirements, including a requirement to conduct the EXAMINER clinical study, comparing a lower dose of cabozantinib with the labeled dose of 140 mg. For additional information on the EXAMINER post-marketing study, see “—Exelixis Development Programs—Cabozantinib Development Program—Late-Stage Exelixis Sponsored Trials Evaluating Cabozantinib as a Monotherapy—MTC - EXAMINER.”
Exelixis Development Programs
As part of our mission to help cancer patients recover stronger and live longer, we deploy our resources and invest in clinical development programs designed to identify and advance potential new cancer therapies that prove to be both safe and effective. Most of our resources remain dedicated to exploring the use of cabozantinib in new indications as a single-agent or in combination with other therapies, and in the near-term our growth strategy will continue to focus on the achievement of positive clinical trial results and new regulatory approvals for cabozantinib. However, we are steadily advancing additional small molecules and biologics through our pipeline of potential development candidates. In 2020, in addition to the standard complexities typically associated with the execution of global clinical trials, we were also presented with new challenges arising from the COVID-19 pandemic, which required us to make operational adjustments to our clinical study programs both to preserve their scientific integrity and to protect the safety of patients. For a more detailed discussion of the impact of the COVID-19 pandemic and our risk mitigation efforts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Update” in Part II, Item 7 and of this Annual Report on Form 10-K.
A summary of our cabozantinib and other development programs is provided below.
Cabozantinib Development Program
Cabozantinib inhibits the activity of tyrosine kinases, including MET, AXL, VEGF receptors, and RET. These receptor tyrosine kinases are involved in both normal cellular function and in pathologic processes such as oncogenesis, metastasis, tumor angiogenesis, drug resistance and maintenance of the tumor microenvironment. Objective tumor responses have been observed in patients treated with cabozantinib in more than 20 individual tumor types investigated in phase 1 and 2 clinical trials to date, reflecting the medicine’s broad clinical potential. We are currently evaluating cabozantinib, both as a single agent and in combination with ICIs, in a broad development program comprising over 100 ongoing or planned clinical trials across multiple indications. We, along with our collaboration partners, sponsor some of those trials, and independent investigators conduct the remaining trials through our Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute’s Cancer Therapy Evaluation Program (NCI-CTEP) or our investigator sponsored trial (IST) program. In addition to co-funding select trials with us, our collaboration partners Ipsen and Takeda also conduct trials in their territories through similar independently-sponsored programs.

The following two tables summarize select cabozantinib clinical development activities, one describing studies that evaluate the potential of cabozantinib as a single-agent, and the other describing studies that evaluate the potential of cabozantinib in combination with other therapies, including ICIs:

CLINICAL DEVELOPMENT PROGRAM FOR CABOZANTINIB, SINGLE-AGENT
Indication	Status Update
Thyroid Cancer
Progressive, metastatic medullary thyroid cancer	Approved in U.S. and EU (EXAM)
Progressive, metastatic medullary thyroid cancer	Post-marketing study (EXAMINER)
Differentiated thyroid cancer (DTC)	Phase 3 pivotal trial (COSMIC-311)
Renal Cell Carcinoma (RCC)
Advanced RCC	Approved in U.S., EU and Japan (METEOR and CABOSUN)
First- or second-line papillary RCC	Randomized phase 2† (PAPMET/SWOG S1500)
Metastatic Variant Histology RCC	Phase 2* (CABOSUN II)
Locally Advanced Non-Metastatic Clear Cell RCC	Phase 2*
Hepatocellular Carcinoma (HCC)
Second- and later-line HCC	Approved in U.S., EU and Japan (CELESTIAL)
Advanced HCC with Child-Pugh class B cirrhosis after first-line therapy	Phase 2*
Non-Small Cell Lung Cancer (NSCLC)
Molecular alterations in RET, ROS1, MET, AXL, or NTRK1	Phase 2*
Additional Trials
High-risk prostate cancer	Phase 2* (SPARC)
Metastatic castration-resistant prostate cancer (mCRPC) with genomic alterations	Phase 2*
Metastatic urothelial carcinoma (UC)	Phase 2* (ATLANTIS)
Colorectal cancer (CRC)	Phase 2*
High-grade uterine sarcomas	Phase 2§
Metastatic gastrointestinal stromal tumor	Phase 2§ (CABOGIST)
Pancreatic neuroendocrine tumors and carcinoid tumors	Phase 2* and Phase 3† (CABINET)
Plexiform neurofibromas (pediatric and adult cohorts)	Phase 2*
Neuroendocrine neoplasms	Phase 2*
Relapsed osteosarcoma or Ewing sarcoma	Phase 2† (CABONE)
Soft-tissue sarcomas	Phase 2†
    ____________________
*    Trial conducted through our IST program.
†     Trial conducted through collaboration with NCI-CTEP.
§     Trial sponsored by the European Organization for Research and Treatment of Cancer.

CLINICAL DEVELOPMENT PROGRAM FOR CABOZANTINIB, IN COMBINATION WITH OTHER THERAPIES
Indication	Combination Regimen	Status Update
Genitourinary Cancers
First-line advanced RCC	+ nivolumab	Approved in U.S. (CheckMate -9ER)
First-line advanced or metastatic RCC	+ nivolumab + ipilimumab	Phase 3 pivotal trial (COSMIC-313)
mCRPC	+ atezolizumab	Phase 3 pivotal trial (CONTACT-02)
Advanced RCC who progressed during or following treatment with an immune checkpoint inhibitor	+ atezolizumab	Phase 3 pivotal trial (CONTACT-03)

First-line metastatic RCC	+ nivolumab vs. nivolumab after 4 cycles of nivolumab + ipilimumab	Phase 3† randomized (PDIGREE)
Advanced or metastatic non-clear cell RCC	+ nivolumab	Phase 2*
Advanced RCC with bone metastasis	+ radium-223 dichloride	Phase 2† (RadiCal)
Cisplatin-Ineligible advanced UC	+ pembrolizumab	Phase 2* (PemCab)
Neoadjuvant muscle-invasive UC	+ atezolizumab	Phase 2* (ABATE)
Genitourinary tumors	+ nivolumab ± ipilimumab	Phase 1b†
Genitourinary tumors	+ nivolumab + ipilimumab	Phase 2† (ICONIC)
Advanced non-clear cell RCC	+ nivolumab + ipilimumab	Phase 2*
Metastatic RCC	+ nivolumab after cytoreductive surgery	Phase 2* (Cyto-KIK)
Metastatic RCC	+ avelumab	Phase 1b*
Gastrointestinal Cancers
First-line advanced HCC	+ atezolizumab	Phase 3 pivotal trial (COSMIC-312), including a single-agent cabozantinib arm
Second- and later-line advanced HCC	+ nivolumab ± ipilimumab	Phase 1/2 (CheckMate 040)
Neoadjuvant locally advanced HCC	± nivolumab	Phase 1b*
HCC who are not candidates for curative intent treatment	+ nivolumab + ipilimumab + transarterial chemoembolization	Phase 2*
Advanced HCC	+ pembrolizumab	Phase 2*
Thyroid Cancers
Advanced DTC	+ nivolumab + ipilimumab	Phase 2†
Lung Cancers
Metastatic NSCLC	+ atezolizumab	Phase 3 pivotal trial (CONTACT-01)
Previously treated non-squamous NSCLC	± nivolumab	Phase 2†
Gynecologic Cancers
Advanced or metastatic endometrial cancer	+ nivolumab	Phase 2†
Metastatic, triple negative breast cancer	+ nivolumab	Phase 2*
Neuroendocrine Tumors (NET) and Carcinoid
Advanced carcinoid tumors	+ nivolumab	Phase 2*
Poorly differentiated neuroendocrine carcinomas	+ nivolumab + ipilimumab	Phase 2†
Head and Neck Cancers
Recurrent, metastatic squamous cell carcinoma	+ cetuximab	Phase 1*
Recurrent, metastatic squamous cell carcinoma	+ pembrolizumab	Phase 2*
Melanoma
Unresectable, advanced melanoma	+ nivolumab + ipilimumab	Phase 2*
Advanced, metastatic melanoma	+ pembrolizumab	Phase 2*

Sarcoma
Unresectable or metastatic leiomyosarcoma and other soft tissue sarcomas	+ temozolomide	Phase 2*
Sarcomas of the extremities	+ radiation therapy	Phase 2*
Metastatic soft tissue sarcomas	+ PD-1 + CTLA-4 inhibition	Phase 2*
Angiosarcoma pre-treated with taxane	+ nivolumab	Phase 2†
Additional Trials in Multiple Tumor Types
Advanced solid tumors	+ atezolizumab	Phase 1b with 20 cabozantinib and atezolizumab expansion cohorts, including mCRPC (pivotal cohort), RCC, UC, HCC, colorectal adenocarcinoma, DTC, NSCLC, endometrial cancer, ovarian cancer, breast cancer, gastric or gastroesophageal junction adenocarcinoma and head and neck cancer, and three single-agent cabozantinib exploratory cohorts (UC, NSCLC and mCRPC), and one single-agent atezolizumab exploratory cohort (mCRPC) (COSMIC-021)
Advanced CRC, HCC, gastric, gastroesophageal or esophageal adenocarcinoma	+ durvalumab	Phase 1* (CAMILLA)
Metastatic or recurrent gastric or gastro-esophageal adenocarcinoma	+ pembrolizumab	Phase 2*
Advanced non-squamous NSCLC, UC and advanced malignant mesothelioma	+ pemetrexed	Phase 1*
    ____________________
*    Trial conducted through our IST program.
†     Trial conducted through collaboration with NCI-CTEP.
§     Trial sponsored by the European Organization for Research and Treatment of Cancer.
Late-Stage Exelixis Sponsored Trials Evaluating Cabozantinib as a Monotherapy
Differentiated Thyroid Cancer (DTC) - COSMIC-311. Published studies indicate that approximately 44,000 new cases of thyroid cancer will be diagnosed in the U.S. in 2021. Differentiated thyroid tumors, which make up about 90% of all thyroid cancers, are typically treated with surgery followed by ablation of the remaining thyroid with radioiodine (RAI). Approximately 5% to 15% of differentiated thyroid tumors are resistant to RAI treatment. With limited treatment options, these patients have a life expectancy of only three to six years from the time metastatic lesions are detected. New treatment options are therefore urgently needed. In December 2020 we announced that COSMIC-311, our ongoing phase 3 pivotal trial evaluating cabozantinib versus placebo in patients with RAI-refractory DTC who have progressed after up to two prior VEGF receptor-targeted therapies, met its co-primary endpoint of demonstrating significant improvement in PFS. Cabozantinib reduced the risk of disease progression or death by 78% with a hazard ratio (HR) of 0.22 (96% confidence interval [CI] 0.13 – 0.36; p<0.0001). The safety profile of cabozantinib observed in the study was consistent with the established profile of cabozantinib, and no new safety signals emerged. Given these results, the independent data monitoring committee for the study recommended to stop enrollment and unblind sites and patients. We intend to discuss the study results, proposed changes to the study conduct, as well as plans for filing a supplemental New Drug Application (sNDA) with the FDA in 2021.
MTC - EXAMINER. In connection with the approval of COMETRIQ for the treatment of progressive, metastatic MTC, we were subject to post-marketing requirements, including a requirement to conduct the EXAMINER clinical study, comparing a lower 60 mg dose of cabozantinib (tablet formulation) with the labeled dose of 140 mg (capsule formulation). EXAMINER evaluated PFS per Response Evaluation Criteria in Solid Tumors (RECIST) v. 1.1 as assessed by independent review as a primary endpoint, as well as ORR and safety as secondary endpoints, in progressive, metastatic MTC patients. EXAMINER was designed as a non-inferiority trial for PFS comparing 60 mg cabozantinib (tablet formulation) with 140 mg cabozantinib (capsule formulation). EXAMINER did not reach its primary endpoint. We intend to submit the results of EXAMINER to regulatory authorities as part of our post-marketing requirements, and we will continue to market COMETRIQ capsules for MTC patients consistent with the existing approval. Detailed results of the study will be presented at an upcoming medical conference.
Trials Conducted Under our Clinical Collaboration Agreements
Cabozantinib has shown clinical anti-tumor activity with objective responses observed in more than 20 forms of cancer in phase 1 and 2 evaluation; we are, therefore, focused on advancing a broad cabozantinib clinical development program to fully investigate its therapeutic potential, both alone and in combination with other therapies. In particular, given that clinical observations from clinical trials evaluating cabozantinib in combination with ICIs have shown preliminary promising activity across a diverse range of tumors, and that patients have been able to tolerate these drug combinations, we are focused on exploring the potential of cabozantinib in combination with ICIs in late-stage or other potentially label-enabling trials.
Combination Studies with BMS
As part of our development strategy for the cabozantinib franchise, in February 2017, we entered into a clinical collaboration agreement with BMS for the purpose of conducting clinical studies combining cabozantinib with BMS’ PD-1 ICI, nivolumab, both with or without BMS’ CTLA-4 ICI, ipilimumab. As part of this collaboration, we are evaluating these combinations in two phase 3 pivotal trials in previously untreated advanced RCC and in a phase 1/2 trial in both previously treated and previously untreated advanced HCC. We may also evaluate these combinations in other clinical trials in various other tumor types. Pursuant to our agreements with BMS, each party will be responsible for supplying finished drug product for the applicable clinical trial, and responsibility for the payment of costs for each trial will be determined on a trial-by-trial basis. For additional information on the terms of the clinical trial collaboration agreement, see “—Collaborations—Cabozantinib Development Collaborations—BMS.”
RCC - CheckMate -9ER. In April 2020, we announced positive results from CheckMate -9ER, an open-label, randomized, multi-national phase 3 pivotal trial evaluating nivolumab in combination with cabozantinib versus sunitinib in patients with previously untreated, advanced or metastatic RCC. Patients were randomized 1:1 to receive either 40 mg of cabozantinib daily and 240 mg of nivolumab every 2 weeks, or 50 mg of sunitinib daily on a 4-weeks-on/2-weeks-off schedule. The trial met its primary endpoint of PFS at final analysis, as well as its secondary endpoints of OS at a pre-specified interim analysis and ORR. The combination of cabozantinib with nivolumab: significantly reduced the risk of disease progression or death compared with sunitinib (HR=0.51; 95% CI 0.41 to 0.64; p<0.0001); significantly improved OS, reducing the risk of death by 40% compared with sunitinib (HR=0.60; 98.89% CI 0.40 to 0.89; p<0.0010); and demonstrated a superior ORR of 56% versus 27% for sunitinib. The safety profile of the combination observed in the study was consistent with the established profile of each agent. Data from CheckMate -9ER were presented at Presidential Symposium I at the European Society for Medical Oncology (ESMO) Virtual Congress 2020 in September 2020 and will be presented at the virtual American Society of Clinical Oncology (ASCO) Genitourinary Cancers Symposium in February 2021. On the basis of the data from the CheckMate -9ER trial, the FDA approved the combination of CABOMETYX and OPDIVO on January 22, 2021 as a first-line treatment of patients with advanced RCC, and we and BMS commenced the commercial launch of the combination upon such approval. Additionally, in September 2020, the EMA validated the type II variation applications submitted by Ipsen and BMS to approve the combination of CABOMETYX and OPDIVO as a treatment for advanced RCC and commenced the EMA’s centralized review process. Both Ipsen and BMS have also submitted applications to approve the combination in territories beyond the EU, including Australia, Canada and Brazil, and plan to submit additional applications in other territories. In October 2020, Takeda and Ono Pharmaceutical Co., Ltd. (Ono), BMS’ development and commercialization partner in Japan, submitted a supplemental application to the Japanese MHLW for Manufacturing and Marketing Approval of CABOMETYX in combination with OPDIVO for the treatment of patients with unresectable, advanced or metastatic RCC.
RCC - COSMIC-313. In May 2019, we initiated COSMIC-313, a multicenter, randomized, double-blinded, controlled phase 3 pivotal trial evaluating the triplet combination of cabozantinib, nivolumab and ipilimumab versus the combination of nivolumab and ipilimumab in patients with previously untreated advanced intermediate- or poor-risk RCC. The study aims to enroll approximately 840 patients at up to 180 sites globally. Patients are being randomized 1:1 to the experimental arm of the triplet combination of cabozantinib, nivolumab and ipilimumab or to the control arm of nivolumab and ipilimumab in combination with matched placebo. The primary endpoint for the trial is PFS, and secondary endpoints include OS and ORR. Based on recent publication of long-term follow-up results for CheckMate 214, in which the combination of nivolumab and ipilimumab showed a longer median OS compared to original assumptions, we expanded the enrollment target for COSMIC-313 to 840 patients to provide additional power to assess the secondary endpoint of OS for COSMIC-313, and we expect to complete the expanded enrollment in early 2021 and report top-line results of the event-driven analyses from the trial in 2022. We are sponsoring COSMIC-313, and BMS is providing nivolumab and ipilimumab for the study free of charge.
HCC- CheckMate 040. CheckMate 040 is a large, multi-cohort phase 1/2 trial in patients with previously treated and previously untreated advanced HCC, including a cohort evaluating treatment regimens that include cabozantinib in combination with nivolumab or in combination with both nivolumab and ipilimumab. This cohort was designed to enroll approximately 30 patients into each of two groups, with one group receiving 40 mg of cabozantinib daily and 3 mg/kg of nivolumab every two weeks, and the other group receiving 40 mg of cabozantinib daily, 3 mg/kg of nivolumab every two weeks and 1 mg/kg ipilimumab every six weeks. The primary endpoints for the cohorts are safety and tolerability and ORR; secondary endpoints include duration of response (DOR), PFS and OS. Results for CheckMate 040 were presented at the ASCO Gastrointestinal Cancers Symposium in January 2020. For the 36 patients treated with the combination of cabozantinib and nivolumab, ORR was 19%, and DCR was 75%. Median PFS was 5.4 months, and median OS was 21.5 months. For the 35 patients treated with the combination of cabozantinib, nivolumab and ipilimumab, ORR was 29%, and DCR was 83%. Median PFS was 6.8 months, and median OS had not yet been reached as of the data cut-off date. The safety profile of the combinations observed in the study were consistent with the established profile of each agent, and no new safety signals emerged.
Combination Studies with Roche
Diversifying our exploration of cabozantinib combinations with ICIs, in February 2017, we entered into a master clinical supply agreement with F. Hoffmann-La Roche Ltd. (Roche) for the purpose of evaluating cabozantinib and Roche’s anti-PD-L1 ICI, atezolizumab, in locally advanced or metastatic solid tumors. As part of the clinical supply agreement, we are evaluating this combination in a phase 1b trial in locally advanced or metastatic tumors and a phase 3 pivotal trial in previously untreated advanced HCC. Informed by the data generated from the phase 1b trial, COSMIC-021, we also entered into a joint clinical research agreement with Roche in December 2019, pursuant to which we are evaluating this combination in three late-stage clinical trials: the first, CONTACT-01, focuses on patients with metastatic NSCLC who have been previously treated with an ICI and platinum-containing chemotherapy; the second, CONTACT-02, focuses on patients with mCRPC who have been previously treated with one novel hormonal therapy; and the third, CONTACT-03, focuses on patients with inoperable, locally advanced or metastatic RCC who have progressed during or following treatment with an ICI as the immediate preceding therapy. For additional information on the terms of the joint clinical research agreement, see “—Collaborations—Cabozantinib Development Collaborations—Roche.”
Locally Advanced or Metastatic Solid Tumors - COSMIC-021. In June 2017, we initiated COSMIC-021, a phase 1b dose escalation study that is evaluating the safety and tolerability of cabozantinib in combination with Roche’s atezolizumab in patients with locally advanced or metastatic solid tumors. We are the trial sponsor of COSMIC-021, and Roche is providing atezolizumab free of charge. The study is divided into two parts: a dose-escalation phase, which was completed in 2018; and an expansion cohort phase, which is ongoing. The dose-escalation phase of the study determined the optimal dose of cabozantinib as 40 mg daily when given in combination with the standard atezolizumab dosing regimen of 1200 mg infusion once every 3 weeks. No dose-limiting toxicities or serious adverse events (AEs) were noted. Dose reductions and higher-grade AEs were less frequent with the 40 mg cabozantinib dosing cohort. Encouraging clinical activity was also observed. The safety profile of the combination in the dose-escalation phase of the trial was consistent with the established profile of each combination agent, and no new safety signals emerged.
Enrollment in the expansion stage of this study, which is currently ongoing, includes the following 20 combination tumor expansion cohorts:
•patients with advanced non-squamous NSCLC without a defined tumor genetic alteration (EGFR, ALK, ROS1, or BRAF) who have not received prior therapy with an ICI;
•patients with NSCLC without a defined tumor genetic alteration who have progressed following treatment with an ICI;
•patients with NSCLC with an EGFR mutation who have progressed following treatment with an EGFR-targeting TKI for metastatic disease;
•patients with UC who have progressed following treatment with an ICI;

•patients with mCRPC who have previously received enzalutamide and/or abiraterone acetate without prior docetaxel for mCRPC and experienced radiographic disease progression in soft tissue;
•patients with mCRPC who have previously received enzalutamide and/or abiraterone acetate with prior docetaxel therapy for mCRPC;
•patients with mCRPC who have previously received enzalutamide and/or abiraterone acetate without prior docetaxel therapy for mCRPC;
•patients with RCC with clear cell histology who have not received prior systemic anti-cancer therapy;
•patients with RCC with non-clear cell histology who have received no more than one prior VEGF receptor-targeted therapy and no other systemic anti-cancer therapy;
•patients with urothelial carcinoma (UC) who have progressed on or after platinum-containing chemotherapy;
•patients with UC who are ineligible for cisplatin-based chemotherapy and have not received prior systemic chemotherapy;
•patients with UC who are eligible for cisplatin-based chemotherapy and have not received prior systemic chemotherapy;
•patients with triple-negative breast cancer who have progressed following treatment with at least one prior systemic therapy;
•patients with epithelial ovarian cancer who have platinum-resistant or refractory disease;
•patients with endometrial cancer who have progressed following treatment with at least one prior systemic therapy;
•patients with advanced HCC who have a Child-Pugh score of A and have not received prior systemic anti-cancer therapy;
•patients with gastric or gastroesophageal junction adenocarcinoma who have progressed following treatment with platinum-containing or fluoropyrimidine-containing chemotherapy;
•patients with colorectal adenocarcinoma who have progressed following treatment with systemic chemotherapy that contained fluoropyrimidine in combination with oxaliplatin or irinotecan for metastatic disease;
•patients with head and neck cancer of squamous cell histology who have progressed following treatment with platinum-containing chemotherapy; and
•patients with DTC who are radio-refractory or deemed ineligible for treatment with iodine-131.
Each expansion cohort was designed to initially enroll approximately 30 patients. However, based on continuing encouraging efficacy and safety data, certain cohorts have been and may be further expanded, including the cohorts of patients with NSCLC who have been previously treated with an ICI and mCRPC who have been previously treated with enzalutamide and/or abiraterone acetate and experienced radiographic disease progression in soft tissue. In addition, in order to address the contribution of components, there are three exploratory cohorts that will evaluate cabozantinib as a single-agent therapy in (1) patients with NSCLC without a defined tumor genetic alteration who have progressed following treatment with an ICI, (2) patients with UC who have progressed following treatment with an ICI and (3) patients with mCRPC, as well as a fourth exploratory cohort that will evaluate atezolizumab as a single-agent therapy in patients with mCRPC. We anticipate completing enrollment of up to 1,732 patients in the trial in the first half of 2021, although both the timing and final number of patients are subject to the initiation of additional cohorts or expansion of selected existing cohorts, as well as any further delays resulting from the COVID-19 pandemic.
Since the initiation of the trial, data from COSMIC-021 have been instrumental in guiding our clinical development strategy for cabozantinib in combination with ICIs, including supporting the initiation of COSMIC-312, CONTACT-01, CONTACT-02 and CONTACT-03. Encouraging results from interim analyses from the mCRPC, NSCLC, clear cell RCC and non-clear cell RCC cohorts of COSMIC-021, which were presented at various medical conferences throughout 2020, are described below:
•mCRPC: An interim analysis of 44 mCRPC patients treated with the combination of cabozantinib and atezolizumab demonstrated an ORR per RECIST v. 1.1 of 32% and a DCR of 80%. Among the 36 of those mCRPC patients with high-risk clinical features, the ORR was 33%. Based on regulatory feedback from the FDA, and if supported by the clinical data, we intend to file with the FDA for accelerated approval in an mCRPC indication in 2021.
•NSCLC: Initial results from 30 NSCLC patients demonstrated an ORR per RECIST v. 1.1 of 27% and a DCR of 83%. Median PFS was 4.2 months (95% CI 2.7-7.0), and median DOR was 5.7 months.

•Clear cell RCC: Initial results from 34 RCC patients with clear cell histology who received 40 mg of cabozantinib daily in combination with atezolizumab demonstrated an ORR per RECIST v. 1.1 of 53% and a DCR of 94%. Median PFS was 19.5 months (95% CI 11.0—NE), and median DOR had not been reached as of the date of the analysis. Initial results from an additional 36 RCC patients with clear cell histology who received 60 mg of cabozantinib daily in combination with atezolizumab demonstrated an ORR per RECIST v. 1.1 of 58% and a DCR of 92%. Median PFS was 15.1 months (95% CI 8.2—22.3), and median DOR was 15.4 months.
•Non-clear cell RCC: Initial results from 30 RCC patients with non-clear cell histology who received 40 mg of cabozantinib in combination with atezolizumab demonstrated an ORR per RECIST v. 1.1 of 33% and a DCR of 93%. Median PFS was 9.5 months (95% CI 5.5—NE), and median DOR was 8.3 months.
The safety profile of the combination was consistent with the established profile of each agent, and no new safety signals emerged.
HCC - COSMIC-312. In December 2018, we initiated COSMIC-312, a multicenter, randomized, controlled phase 3 pivotal trial evaluating cabozantinib in combination with atezolizumab versus sorafenib in previously untreated advanced HCC. The trial also includes a third arm evaluating cabozantinib monotherapy in this first-line setting in order to address the contribution of components. In August 2020, we announced the completion of patient enrollment in COSMIC-312, providing the requisite patient population to conduct the event-driven analyses of the trial’s co-primary endpoints of PFS and OS. Separately, patient enrollment remains open in China in order to enroll a sufficient number of patients to enable local registration, if supported by the clinical data. Patients are being randomized to one of three arms: cabozantinib (40 mg) and atezolizumab; sorafenib; or cabozantinib (60 mg). Based on current event rates, we anticipate announcing top-line results in the first half of 2021. We are sponsoring COSMIC-312, and Ipsen is co-funding the trial. Ipsen will have access to the results to support potential future regulatory submissions outside of the U.S. and Japan. Roche is providing atezolizumab free of charge. If the data are supportive, we anticipate filing an sNDA with the FDA in 2021, and Ipsen would also seek to file marketing applications with regulatory agencies in its respective territories based on the results.
NSCLC - CONTACT-01. Lung cancer is the second most common type of cancer in the U.S., with more than 235,000 new cases expected to be diagnosed in 2021. The disease is the leading cause of cancer-related mortality in both men and women, causing 25% of all cancer-related deaths. The majority (84%) of lung cancer cases are NSCLC, which mainly comprise adenocarcinoma, squamous cell carcinoma and large cell carcinoma. The five-year survival rate for patients with NSCLC is 24%, but that rate falls to just 6% for those with advanced or metastatic disease. More than half of lung cancer cases are diagnosed at an advanced stage, and more options are needed for these patients. Due to the ongoing urgent need for treatment options for patients with NSCLC and based on the positive early-stage results from COSMIC-021, in June 2020, we and Roche initiated CONTACT-01, a global, multicenter, randomized, open-label phase 3 pivotal trial evaluating cabozantinib in combination with atezolizumab in patients with metastatic NSCLC who have been previously treated with an ICI and platinum-containing chemotherapy. The trial aims to enroll approximately 350 patients at up to 121 sites globally. Patients are being randomized 1:1 to the experimental arm of cabozantinib in combination with atezolizumab or to the control arm of docetaxel. The primary endpoint for the trial is OS, and secondary endpoints include PFS, ORR and DOR. CONTACT-01 is sponsored by Roche and co-funded by us. In addition, both Ipsen and Takeda have opted into and are co-funding the trial, and both companies will have access to the results to support potential future regulatory submissions in their respective territories outside of the U.S.
mCRPC - CONTACT-02. According to the American Cancer Society, in 2021, approximately 250,000 new cases of prostate cancer will be diagnosed, and 34,000 people will die from the disease. Prostate cancer that has spread beyond the prostate and does not respond to androgen-suppression therapies—a common treatment for prostate cancer—is known as mCRPC. Researchers estimate that in 2020, 43,000 men were diagnosed with mCRPC, which has a median survival of less than two years. In response to this significant unmet need and based on the positive early-stage results from COSMIC-021, in June 2020, we and Roche initiated CONTACT-02, a global, multicenter, randomized, open-label phase 3 pivotal trial evaluating cabozantinib in combination with atezolizumab in patients with mCRPC who have been previously treated with one novel hormonal therapy. The trial aims to enroll approximately 580 patients at up to 250 sites globally. Patients are being randomized 1:1 to the experimental arm of cabozantinib in combination with atezolizumab or to the control arm of a second novel hormonal therapy (either abiraterone and prednisone or enzalutamide). The co-primary endpoints for the trial are OS and PFS, and secondary endpoints include ORR, prostate-specific antigen response rate and DOR. CONTACT-02 is sponsored by us and co-funded by Roche. In addition, both Ipsen and Takeda have opted into and are co-funding the trial, and both companies will have access to the results to support potential future regulatory submissions in their respective territories outside of the U.S.

RCC - CONTACT-03. Taking into account the rapidly evolving treatment landscape for RCC and based on the positive early-stage results from COSMIC-021, in July 2020, we and Roche initiated CONTACT-03, a global, multicenter, randomized, open-label phase 3 pivotal trial evaluating cabozantinib in combination with atezolizumab in patients with inoperable, locally advanced or metastatic RCC who progressed during or following treatment with an ICI as the immediate preceding therapy. The trial aims to enroll approximately 500 patients at up to 167 sites globally. Patients are being randomized 1:1 to the experimental arm of cabozantinib in combination with atezolizumab or to the control arm of cabozantinib alone. The co-primary endpoints for the trial are PFS per RECIST v. 1.1 as assessed by independent review and OS, and secondary endpoints include PFS, ORR and DOR as assessed by the investigators. CONTACT-03 is sponsored by Roche and co-funded by us. In addition, both Ipsen and Takeda have the right to opt in and co-fund the trial and if doing so, they will have access to the results to support potential future regulatory submissions in their respective territories outside of the U.S. We intend to use the data from CONTACT-03 to further study the therapeutic potential of cabozantinib in this patient population, both as a single agent and in combination with ICIs.
Other Trials Evaluating Cabozantinib in Combination with other Therapies
RCC - CANTATA: In January 2021 Calithera Biosciences, Inc. (Calithera) announced that the CANTATA trial did not meet its primary endpoint of improving PFS per independent review for Calithera’s teleaglenastat (also known as CB-839) plus cabozantinib as compared with cabozantinib alone in previously treated advanced or metastatic RCC. The HR was 0.94 (p=0.65), and median PFS was 9.2 months among patients treated with telaglenastat and cabozantinib as compared to 9.3 months for patients treated with cabozantinib and placebo. Exelixis provided cabozantinib for the trial through a material supply agreement with Calithera.
Trials Conducted through our CRADA with NCI-CTEP and our IST Program
In October 2011, we entered into a CRADA with NCI-CTEP for the clinical development of cabozantinib. Through our CRADA with NCI-CTEP and our IST program we have been able to expand the development program for the cabozantinib franchise while avoiding over-burdening our development resources. Our CRADA reflects a major commitment by NCI-CTEP to support the broad exploration of cabozantinib’s potential in a wide variety of cancers, each representing a substantial unmet medical need. Through this mechanism, NCI-CTEP provides funding for as many as 20 active clinical trials of cabozantinib each year for a five-year period. The term of the CRADA was extended in October 2016 for an additional five-year period through October 2021, provided that both parties maintain the right to terminate the CRADA for any reason upon sixty days’ notice, for an uncured material breach upon thirty days’ notice and immediately for safety concerns. Investigational New Drug (IND) applications for trials under the CRADA are held by NCI-CTEP. NCI-CTEP also retains rights to any inventions made in whole or in part by NCI-CTEP investigators. However, for inventions that claim the use and/or the composition of cabozantinib, we have an automatic option to elect a worldwide, non-exclusive license to cabozantinib inventions for commercial purposes, with the right to sublicense to affiliates or collaborators working on our behalf, as well as an additional, separate option to negotiate an exclusive license to cabozantinib inventions. Further, before any trial proposed under the CRADA may commence, the protocol is subject to our review and approval, and the satisfaction of certain other conditions. As reflected by the results from completed trials and given the numerous ongoing and planned clinical trials, we believe our CRADA with NCI-CTEP has and will enable us to continue to expand the cabozantinib development program broadly in a cost-efficient manner. A summary of key ongoing trials under this collaboration is provided below.
Advanced Genitourinary Tumors
PDIGREE is a phase 3 trial led by The Alliance that is enrolling 1,046 intermediate- or poor-risk advanced RCC patients who have a clear cell component in their tumors. All patients are initially treated with up to 4 cycles of induction ipilimumab combined with nivolumab. Subsequently, patients are treated based on their response to the induction therapy. Patients achieving a complete response (CR) continue on maintenance nivolumab, while patients with progressive disease (PD) are switched to cabozantinib monotherapy. Patients who neither achieve a CR nor develop PD during induction are randomized 1:1 to either maintenance nivolumab or nivolumab in combination with cabozantinib 40 mg daily. The primary endpoint is OS, while PFS, CR rate, ORR and safety are among the secondary endpoints.
In February 2021, positive initial results were announced from PAPMET (also known as SWOG S1500), a randomized phase 2 trial conducted by the Southwest Oncology Group evaluating cabozantinib versus sunitinib in patients with metastatic papillary RCC. PAPMET met its primary endpoint, demonstrating a statistically significant and clinically meaningful prolongation of PFS, and more detailed results from PAPMET will be presented at the virtual ASCO Genitourinary Cancers Symposium in February 2021.

RADICAL is a randomized phase 2 trial being conducted by The Alliance that plans to enroll up to 210 patients with advanced RCC. All patients must have at least 2 sites of bone metastases and may have received up to 2 prior lines of systemic therapy. Patients are randomized 1:1 to be treated with cabozantinib in combination with radium-223 dichloride or cabozantinib as a single agent. The primary endpoint is symptomatic skeletal event-free survival, while secondary endpoints include PFS, OS, ORR and safety.
Neuroendocrine Tumors
The Alliance is leading the CABINET study that treats patients with well- or moderately-differentiated neuroendocrine tumors (NETs). CABINET includes 2 separate randomized studies, one for patients with pancreatic NETs and the other for patients with carcinoid tumors. The planned enrollment for the pancreatic NET study is 185 patients and for the carcinoid study is 210 patients. Both studies randomize previously treated patients 2:1 to cabozantinib 60 mg daily or placebo. The primary endpoint for both studies is PFS per Response Evaluation Criteria in Solid Tumors 1.1 as determined by a blinded IRRC.
Other Cancer Indications
There are 60 ongoing and 32 planned externally sponsored trials evaluating the clinical and therapeutic potential of cabozantinib, including those administered through our CRADA with NCI-CTEP and our IST program. Like our CRADA with NCI-CTEP, our IST program helps us to continue to evaluate cabozantinib across a broad range of tumor types.
These externally sponsored trials include signal seeking studies of single-agent cabozantinib, novel combinations, and randomized trials. The monotherapy trials are focused on solid tumors including genitourinary neoplasms, gastrointestinal malignancies, lung cancer and a variety of less common tumor types. The combination studies include trials combining cabozantinib with several different ICIs, as well as studies adding cabozantinib to various other anti-cancer therapies, including monoclonal antibodies (mAbs), chemotherapeutic agents, small molecules which target specific cellular pathways, or radiation. In addition to the various trials described above, our CRADA includes a randomized phase 2 study in recurrent endometrial cancer, in which the combination of cabozantinib and nivolumab demonstrated improved PFS compared with nivolumab, and an ongoing randomized phase 2 study in NSCLC, also in combination with an ICI.
A complete listing of all ongoing cabozantinib trials can be found at www.ClinicalTrials.gov.
XL092 Development Program
The first compound discovered at Exelixis to enter the clinic following our re-initiation of drug discovery activities was XL092, a next-generation oral TKI that targets VEGF receptors, MET, AXL, MER and other kinases implicated in cancer’s growth and spread. In designing XL092, we sought to build upon our experience with cabozantinib, retaining the target profile of cabozantinib while improving key characteristics, including the pharmacokinetic half-life. We are evaluating XL092 in a growing clinical development program across various tumor types.
Following the FDA’s acceptance of our IND for XL092, we initiated a multicenter phase 1 clinical trial in February 2019 designed to evaluate the pharmacokinetics, safety, tolerability and preliminary anti-tumor activity of XL092. The trial is divided into dose-escalation and expansion phases. The dose-escalation phase of the trial is enrolling patients with advanced solid tumors, with the primary objective of determining a dose for daily oral administration of XL092 suitable for further evaluation.
In October 2020, we presented data at the 32nd EORTC-NCI-AACR (ENA) Symposium that suggest XL092 has a desirable therapeutic profile, pairing the potential for significant anti-tumor activity with a much shorter clinical pharmacokinetic half-life than cabozantinib, while also presenting the potential for synergistic effects in combination with ICIs. In consideration of these data, we amended the phase 1 study protocol in October 2020 to include dose-escalation and expansion cohorts for XL092 in combination with atezolizumab and are actively enrolling patients into the dose-escalation cohorts of the combination part of the trial. We expect that once recommended doses of both single-agent XL092 and XL092 in combination with atezolizumab are established, the trial will begin to enroll expansion cohorts for patients with clear cell and non-clear cell RCC, hormone-receptor positive breast cancer and mCRPC.
Based upon our experience with cabozantinib, the clinical profile of XL092 and initial data of the phase 1 dose-escalation trial evaluating XL092, we are also pursuing additional combination trials evaluating XL092 with multiple therapeutic agents across various tumor types.

XL102 Development Program
XL102 (formerly AUR102) is the lead compound under our research collaboration with Aurigene Discovery Technologies Limited (Aurigene). It is a potent, selective and orally bioavailable covalent inhibitor of cyclin-dependent kinase 7 (CDK7), which is an important regulator of the cellular transcriptional and cell cycle machinery. Based on encouraging preclinical data for XL102, which we and Aurigene presented at the 32nd ENA Symposium in October 2020, we exercised our exclusive option to license XL102 in December 2020, resulting in our assuming responsibility for all subsequent clinical development of XL102. For additional information on our collaboration with Aurigene, see “—Collaborations—Research Collaborations and In-licensing Arrangements—Aurigene.”
XL102 is the subject of an active IND that we submitted to the FDA in November 2020, and that the FDA accepted in December 2020. We are studying the compound in a multicenter phase 1, open-label clinical trial initiated in January 2021 and designed to evaluate its safety, tolerability, pharmacokinetics and preliminary anti-tumor activity, both as a single agent and in combination with other anti-cancer therapies, in up to 298 patients with inoperable, locally advanced or metastatic solid tumors. The trial is divided into dose-escalation and cohort-expansion phases. The dose-escalation phase of the trial is enrolling patients with advanced solid tumors, with the primary objective of determining the maximum tolerated dose or recommended dose levels for daily oral administration of XL102 as a single agent. Additional tumor-specific dose-escalation cohorts will determine the recommended XL102 dose level for use in combination with fulvestrant for patients with hormone-receptor positive breast cancer and with abiraterone and prednisone for patients with mCRPC, and potentially with other anti-cancer regimens. Assuming positive data from the initial phase of the trial, the cohort-expansion phase is designed to further explore the selected dose of XL102 in individual tumor cohorts, including ovarian cancer, triple-negative breast cancer, hormone-receptor positive breast cancer and mCRPC, and evaluate the anti-tumor activity of XL102, as assessed per RECIST v. 1.1, as well as its safety, tolerability and pharmacokinetic profile.
Expansion of the Exelixis Pipeline
We are actively focused on expanding our oncology product pipeline through our drug discovery efforts, which encompass both small molecule and biologics programs with multiple modalities and mechanisms of action. This approach provides a high degree of flexibility with respect to target selection and allows us to prioritize those targets that we believe have the greatest chance of yielding impactful therapeutics. As part of our strategy, our drug discovery activities include research collaborations and in-licensing arrangements that serve to increase our discovery bandwidth and allow us to access a wide range of technology platforms. We will continue to engage in business development initiatives aimed at acquiring and in-licensing promising oncology platforms and assets and then further characterize and develop them utilizing our established preclinical and clinical development infrastructure.
Small Molecule Programs
Our small molecule discovery programs are supported by a robust and expanding infrastructure, including a library of 4.6 million compounds. We have extensive experience in the identification and optimization of drug candidates against multiple target classes for oncology, inflammation and metabolic diseases.
Since our inception in 1994, our drug discovery group has advanced 23 compounds to the IND stage, either independently or with collaboration partners, and today we deploy our drug discovery expertise in medicinal chemistry, tumor biology and pharmacology to advance small molecule drug candidates toward and through preclinical development. Notably, these efforts are led by some of the same experienced scientists that led the efforts to discover cabozantinib, cobimetinib and esaxerenone, each of which are now commercially distributed drug products. In pursuit of new drug discoveries, we concentrate our in-house work on the most demanding and time-sensitive aspects of lead optimization and use contract research organizations to support more routine activities, thereby minimizing our footprint while still maintaining an agile, competitive approach. We also augment our small molecule discovery activities through research collaborations and in-licensing arrangements with other companies engaged in small molecule discovery, including:
•Aurigene, which is focused on the discovery and development of novel small molecules as therapies for cancer; and
•StemSynergy Therapeutics, Inc. (StemSynergy), which is focused on the discovery and development of novel oncology compounds aimed to inhibit tumor growth by targeting Casein Kinase 1 alpha (CK1α).
For additional information on these research collaborations and in-licensing arrangements related to our small molecule programs, see “—Collaborations—Research Collaborations and In-licensing Arrangements.”

Amongst our small molecule programs, furthest along is XL092, which was discovered at Exelixis and entered the clinic in 2019. For additional information on XL092, see “—Exelixis Development Programs—XL092 Development Program.” We also submitted an IND to the FDA in November 2020 for XL102, the lead Aurigene program targeting CDK7, and initiated the first in-human phase 1 clinical trial in January 2021. For additional information on XL102, see “—Exelixis Development Programs—XL102 Development Program.” In addition, we continue to make progress on multiple, additional lead optimization programs for inhibitors of a variety of targets that we believe play significant roles in tumor growth, and we anticipate that some of these other programs could reach development candidate status in 2021.
Biologics Programs
We are also focusing our drug discovery activities on discovering and advancing various biologics, such as bispecific antibodies, antibody-drug conjugates (ADCs) and other innovative biologics that have the potential to become anti-cancer therapies. We believe that biotherapeutics of these classes have the potential to be significant cancer therapies, as evidenced, for example, by the multiple regulatory approvals for the commercial sale of ADCs in the past year. To facilitate the growth of our biologics programs, we have established multiple research collaborations and in-licensing arrangements that provide us with access to antibodies and other binders, which are the starting point for use with additional technology platforms that we employ to generate next-generation ADCs or bispecific antibodies. Our current research collaborations and in-licensing arrangements for biologics programs include:
•Adagene Inc. (Adagene), which is focused on using Adagene’s SAFEbodyTM technology to develop novel masked ADCs or other innovative biologics with potential for improved therapeutic index;
•Catalent, Inc.’s wholly owned subsidiaries Redwood Bioscience, Inc., R.P. Scherer Technologies, LLC and Catalent Pharma Solutions, Inc. (individually and collectively referred to as Catalent), which is focused on the discovery and development of multiple ADCs using Catalent’s proprietary SMARTag® site-specific bioconjugation technology;
•NBE-Therapeutics AG (NBE), which is focused on the discovery and development of multiple ADCs by leveraging NBE’s unique expertise and proprietary platforms in ADC discovery, including NBE’s SMAC-Technology™ (a site-specific conjugation technology) and novel payloads;
•Iconic Therapeutics, Inc. (Iconic), which is focused on the advancement of a next-generation ADC program targeting Tissue Factor in solid tumors; and
•Invenra, Inc. (Invenra), which is focused on the discovery and development of novel binders and multispecific antibodies for the treatment of cancer.
We have already made significant progress under these research collaborations and in-licensing arrangements and believe we will continue to do so in 2021, including for example, XB002, the lead Tissue Factor ADC program with Iconic (formerly ICON-2). Tissue Factor is highly expressed on tumor cells and in the tumor microenvironment, and Tissue Factor overexpression, while not oncogenic itself, facilitates angiogenesis, metastasis and other processes important to tumor development and progression. XB002 has continued to progress through preclinical development, and we plan to submit an IND once the drug product release assays are finalized. For additional information on these research collaborations and in-licensing arrangements related to our biologics programs, see “—Collaborations—Research Collaborations and In-licensing Arrangements.”
Collaborations
We have established multiple collaborations with leading pharmaceutical companies for the commercialization and further development of the cabozantinib franchise. Additionally, we have made considerable progress under our existing research collaborations and in-licensing arrangements to further enhance our early-stage pipeline and expand our ability to discover, develop and commercialize novel therapies with the goal of providing new treatment options for cancer patients and their physicians. We expect to enter into additional, external collaborative relationships around assets and technologies that complement our drug discovery and clinical development efforts. Consistent with our business strategy prior to the commercialization of our first product, COMETRIQ, we also entered into other collaborations with leading pharmaceutical companies including Genentech and Daiichi Sankyo for other compounds and programs in our portfolio. Under each of our collaborations, we are entitled to receive milestones and royalties or, in the case of cobimetinib, royalties from sales outside the U.S. and a share of profits (or losses) from commercialization in the U.S.

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
In consideration for the exclusive license and other rights contained in the collaboration agreement, including commercialization rights in Canada, Ipsen paid us aggregate upfront payments of $210.0 million in 2016. As of December 31, 2020, we achieved aggregate milestone payments of $350.0 million related to regulatory and commercial progress by Ipsen since the inception of the collaboration agreement, including milestone payments during 2020 of $20.0 million upon our achievement of a cabozantinib development milestone.
We are also eligible to receive future development and regulatory milestone payments from Ipsen, totaling an aggregate of $59.0 million upon additional approvals of cabozantinib in future indications and/or jurisdictions, as well as contingent payments of up to $450.0 million and CAD$26.5 million associated with future sales volume milestones. We will further receive royalties on net sales of cabozantinib by Ipsen outside of the U.S. and Japan. We were initially entitled to receive a tiered royalty of 2% to 12% on the initial $150.0 million of net sales; this amount was reached in the second quarter of 2018. During the year ended December 31, 2020 and going forward, we are entitled to receive a tiered royalty of 22% to 26% on annual net sales, with separate tiers for Canada; these 22% to 26% royalty tiers reset each calendar year. As of December 31, 2020, we have earned royalties of $174.9 million on net sales of cabozantinib by Ipsen since the inception of the collaboration agreement.
Consistent with our historical agreement with GlaxoSmithKline (GSK), we are required to pay a 3% royalty to GSK on all net sales of any product incorporating cabozantinib, including net sales by Ipsen.
We are responsible for funding cabozantinib-related development costs for those trials in existence at the time we entered into the collaboration agreement with Ipsen; global development costs for additional trials are shared between the parties, with Ipsen reimbursing us for 35% of such costs, provided Ipsen chooses to opt into such trials. In accordance with the collaboration agreement, Ipsen has opted into and is co-funding certain ongoing clinical trials, including COSMIC-021, COSMIC-312, CONTACT-01 and CONTACT-02.
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
Unless earlier terminated, the collaboration agreement has a term that continues, on a product-by-product and country-by-country basis, until the latter of (1) the expiration of patent claims related to cabozantinib, (2) the expiration of regulatory exclusivity covering cabozantinib or (3) ten years after the first commercial sale of cabozantinib, other than COMETRIQ. The supply agreement will continue in effect until expiration or termination of the collaboration agreement. The collaboration agreement may be terminated for cause by either party based on uncured material breach of either the collaboration agreement or the supply agreement by the other party, bankruptcy of the other party or for safety reasons. We may terminate the collaboration agreement if Ipsen challenges or opposes any patent covered by the collaboration agreement. Ipsen may terminate the collaboration agreement if the FDA or EMA orders or requires substantially all cabozantinib clinical trials to be terminated. Ipsen also has the right to terminate the collaboration agreement on a region-by-region basis after the first commercial sale of cabozantinib in advanced RCC in the given region. Upon termination by either party, all licenses granted by us to Ipsen will automatically terminate, and, except in the event of a termination by

Ipsen for our material breach, the licenses granted by Ipsen to us shall survive such termination and shall automatically become worldwide, or, if Ipsen were to terminate only for a particular region, then for the terminated region. Following termination by us for Ipsen’s material breach, or termination by Ipsen without cause or because we undergo a change of control by a party engaged in a competing program, Ipsen is prohibited from competing with us for a period of time.
Takeda Collaboration
In January 2017, we entered into a collaboration and license agreement with Takeda, which was subsequently amended effective March 2018, May 2019 and September 2020, to, among other things, modify the amount of reimbursements we receive for costs associated with our required pharmacovigilance activities and milestones we are eligible to receive, as well as modify certain cost sharing obligations related to the Japan-specific development costs associated with CONTACT-01 and CONTACT-02. Pursuant to this collaboration agreement, Takeda has exclusive commercialization rights for current and potential future cabozantinib indications in Japan, and the parties have agreed to collaborate on the clinical development of cabozantinib in Japan. The operation and strategic direction of the parties’ collaboration is governed through a joint executive committee and appropriate subcommittees.
In consideration for the exclusive license and other rights contained in the collaboration agreement, we received an upfront payment of $50.0 million from Takeda in 2017. As of December 31, 2020, we have also achieved regulatory and development milestones in the aggregate of $92.0 million related to regulatory and commercial progress by Takeda since the inception of the collaboration agreement, including milestone payments during 2020 of (1) $31.0 million upon Takeda’s first commercial sale of CABOMETYX as a treatment for patients in Japan with curatively unresectable or metastatic RCC, (2) $10.0 million upon Takeda’s and Ono’s submission of a supplemental application to the Japanese MHLW for Manufacturing and Marketing Approval of CABOMETYX in combination with OPDIVO for the treatment for patients in Japan with unresectable, advanced or metastatic RCC, (3) $10.0 million upon Takeda’s submission of a regulatory application to the Japanese MHLW for Manufacturing and Marketing Approval of cabozantinib as a treatment for patients in Japan with unresectable HCC who progressed after prior systemic therapy, and (4) $15.0 million upon Takeda’s first commercial sale of CABOMETYX as a treatment for patients in Japan with unresectable HCC who progressed after prior systemic therapy. We are eligible to receive additional regulatory and development milestone payments, without limit, for additional potential future indications. We also earned $15.0 million in milestones during the first quarter of 2021 in connection with the initiations of CONTACT-01 and CONTACT-02.
We are further eligible to receive commercial milestones, including milestone payments earned for the first commercial sale of a product, of up to $139.0 million. We also receive royalties on the net sales of cabozantinib in Japan. We are entitled to receive a tiered royalty of 15% to 24% on the initial $300.0 million of net sales, and following this initial $300.0 million of net sales, we are then entitled to receive a tiered royalty of 20% to 30% on annual net sales thereafter; these 20% to 30% royalty tiers reset each calendar year. As of December 31, 2020, we have earned royalties of $2.3 million on net sales of cabozantinib by Takeda since the inception of the collaboration agreement.
Consistent with our historical agreement with GSK, we are required to pay a 3% royalty to GSK on all net sales of any product incorporating cabozantinib, including net sales by Takeda.
Except for CONTACT-01 and CONTACT-02, Takeda is responsible for 20% of the costs associated with the cabozantinib development plan’s current and future trials, provided Takeda opts into such trials, and 100% of costs associated with the cabozantinib development activities that are exclusively for the benefit of Japan. In accordance with the collaboration agreement, Takeda has opted into and is co-funding certain cohorts of COSMIC-021, CONTACT-01 and CONTACT-02.
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
Unless earlier terminated, the collaboration agreement has a term that continues, on a product-by-product basis, until the earlier of (1) two years after first generic entry with respect to such product in Japan or (2) the later of (A) the expiration of patent claims related to cabozantinib and (B) the expiration of regulatory exclusivity covering cabozantinib in Japan. The collaboration agreement may be terminated for cause by either party based on uncured material breach by the other party, bankruptcy of the other party or for safety reasons. For clarity, Takeda’s failure to achieve specified levels of commercial performance, based upon sales volume and/or promotional effort, during the first six years of the collaboration will constitute a material breach of the collaboration agreement. We may terminate the agreement if Takeda challenges or opposes any patent covered by the collaboration agreement. After the commercial launch of cabozantinib in Japan, Takeda may terminate the collaboration agreement upon twelve months’ prior written notice following the third anniversary of the first commercial sale of cabozantinib in Japan. Upon termination by either party, all licenses granted by us to Takeda will automatically terminate, and the licenses granted by Takeda to us shall survive such termination and shall automatically become worldwide.
Cabozantinib Development Collaborations
BMS
In February 2017, we entered into a clinical trial collaboration agreement with BMS for the purpose of exploring the therapeutic potential of cabozantinib in combination with BMS’s ICIs, nivolumab and/or ipilimumab, to treat a variety of types of cancer. As part of the collaboration, we are evaluating these combinations as treatment options for RCC in the CheckMate -9ER and COSMIC-313 trials and for HCC in the CheckMate 040 trial. We may also evaluate these combinations in other phase 3 pivotal trials in various other tumor types. For descriptions of the CheckMate -9ER, COSMIC-313 and CheckMate 040 trials, see “—Exelixis Development Programs—Cabozantinib Development Program—Trials Conducted Under our Clinical Collaboration Agreements—Combination Studies with BMS.”
Under the terms of the collaboration agreement with BMS, as subsequently amended effective March 2019, May 2019 and November 2019, each party granted to the other a non-exclusive, worldwide (within the collaboration territory as defined in the collaboration agreement and its supplemental agreements), non-transferable, royalty-free license to use the other party’s compounds in the conduct of each clinical trial. The parties’ efforts are governed through a joint development committee established to guide and oversee the collaboration’s operation. Each trial will be conducted under a combination IND application, unless otherwise required by a regulatory authority. Each party will be responsible for supplying finished drug product for the applicable clinical trial, and responsibility for the payment of costs for each such trial will be determined on a trial-by-trial basis. Following the FDA’s approval of CABOMETYX in combination with OPDIVO as a first-line treatment of patients with advanced RCC, we and BMS commenced the commercial launch of the combination and have agreed to pursue commercialization and marketing efforts independently.
Roche
In February 2017, we entered into a master clinical supply agreement with Roche for the purpose of evaluating cabozantinib and Roche’s ICI, atezolizumab, in locally advanced or metastatic solid tumors. Pursuant to the terms of this agreement with Roche, in June 2017, we initiated COSMIC-021 and in December 2018, we initiated COSMIC-312. We are the sponsor of both trials, and Roche is providing atezolizumab free of charge. For descriptions of the COSMIC-021 and COSMIC-312 trials, see “—Exelixis Development Programs—Cabozantinib Development Program—Trials Conducted Under our Clinical Collaboration Agreements—Combination Studies with Roche.”
Building upon encouraging clinical activity observed in COSMIC-021, in December 2019 we entered into a joint clinical research agreement with Roche for the purpose of further evaluating the combination of cabozantinib with atezolizumab in patients with locally advanced or metastatic solid tumors, including in the CONTACT-01, CONTACT-02 and CONTACT-03 studies. If a party to the joint clinical research agreement proposes any additional combined therapy trials beyond these three ongoing phase 3 pivotal trials, the joint clinical research agreement provides that such proposing party must notify the other party and that if agreed to, any such additional combined therapy trial will become part of the collaboration, or if not agreed to, the proposing party may conduct such additional combined therapy trial independently, subject to specified restrictions set forth in the joint clinical research agreement.
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
XL092 Clinical Collaborations
In an effort to diversify our exploration of the therapeutic potential of XL092, we have also entered into multiple supply agreements to evaluate XL092 in various combination trials, including with Roche’s atezolizumab. These supply agreements will facilitate exploration of the safety and efficacy of XL092 in combinations with multiple established cancer therapies with fixed expenses as we continue to build a broad development program for XL092. For descriptions of our ongoing clinical trials evaluating XL092 in combination with other therapies, see “—Exelixis Development Programs—XL092 Development Program.”
Research Collaborations and In-licensing Arrangements
Adagene
In February 2021, we entered into a collaboration and license agreement with Adagene to utilize Adagene’s SAFEbody technology platform to generate masked versions of mAbs from our growing preclinical pipeline for the development of ADCs or other innovative biologics against Exelixis-nominated targets. Under the terms of the agreement, Exelixis will make an upfront payment of $11.0 million in exchange for an exclusive, worldwide license to develop and commercialize any potential ADC products generated by Adagene with respect to an initial target, as well as a second target we may nominate during the collaboration term. For each target that we nominate, we would then assume responsibility for all subsequent clinical development, manufacturing and commercialization for that program. In the aggregate, Adagene will be eligible for up to $55.0 million, $200.0 million and $525.0 million in potential development, regulatory and commercial milestone payments, respectively, as well as royalties on potential sales of products developed around both targets.
Catalent
In September 2020, we entered into a collaboration and license agreement with Catalent to develop multiple ADCs using Catalent’s proprietary SMARTag site-specific bioconjugation technology. Under the terms of the agreement, we made an upfront payment of $10.0 million in exchange for an exclusive option to license up to four targets using Catalent’s ADC platform over a three-year period. In addition, we have the right to extend the target selection term to five years and nominate up to two additional targets for an additional payment of $4.0 million. For each option we decide to exercise, we will be required to pay an exercise fee of $2.0 million, and we would then assume responsibility for all subsequent clinical development, manufacturing and commercialization for that program. Catalent would then become eligible for up to $44.0 million per program in potential development and regulatory milestone payments and $60.0 million per program in potential commercial milestone payments, as well as royalties on potential sales. We have also committed to contribute research funding to Catalent for discovery and preclinical development work.
NBE
In September 2020, we entered into a collaboration and license agreement with NBE to discover and develop multiple ADCs for oncology applications by leveraging NBE’s unique expertise and proprietary platforms in ADC discovery, including NBE’s SMAC-Technology and novel payloads. Under the terms of the Agreement, we made an upfront payment of $25.0 million in exchange for exclusive options to nominate four targets using NBE’s ADC platform over a two-year period. In addition, within the first 18 months of the agreement term, we also have the right to extend the target selection term to three years for an additional payment of $2.0 million. For each option we decide to exercise, we will be required to pay an exercise fee of $10.0 million, and we would then assume responsibility for all subsequent clinical development, manufacturing and commercialization connected with any resulting program. NBE would then become eligible for up to

$90.0 million per program in potential development and regulatory milestone payments and $135.0 million per program in potential commercial milestone payments, as well as royalties on potential sales. We have also committed to contribute research funding to NBE for discovery and preclinical development work.
Aurigene
In July 2019, we entered into an exclusive collaboration, option and license agreement with Aurigene to in-license as many as six programs to discover and develop small molecules as therapies for cancer. Under the terms of the agreement, we made aggregate upfront payments of $17.5 million for exclusive options to license up to six programs, including three pre-existing programs. Based on encouraging preclinical data for XL102, the lead Aurigene program targeting CDK7, we exercised our exclusive option to license XL102 in December 2020, resulting in our assuming responsibility for all subsequent clinical development, manufacturing and commercialization of XL102 and payment of a $12.0 million option exercise fee to Aurigene. We also submitted an IND for XL102 in November 2020, and following the FDA’s acceptance of the IND in December 2020, we initiated a phase 1 clinical trial of XL102 in January 2021 designed to evaluate its pharmacokinetics, safety, tolerability and preliminary efficacy, both as a single agent and in combination with other anticancer therapies. For additional information on this new phase 1 trial, see “—Exelixis Development Programs—XL102 Development Program.” With respect to XL102, Aurigene will be eligible for up to $148.8 million in potential development and regulatory milestone payments, and $280.0 million in potential commercial milestone payments, as well as royalties on potential sales. In addition, we are working with Aurigene to advance other small molecule programs through preclinical development.
For each additional option we decide to exercise, we will be required to pay an exercise fee of $10.0 million, and we would then assume responsibility for all subsequent clinical development, manufacturing and commercialization for that program. Aurigene would then become eligible for up to $148.8 million per program in potential development and regulatory milestone payments, $280.0 million per program in potential commercial milestone payments, as well as royalties on potential sales. We are also responsible for research funding for the discovery and preclinical development work on these programs. Under the terms of the agreement, Aurigene retains limited development and commercial rights for India and Russia.
Iconic
In May 2019, we entered into an exclusive option and license agreement with Iconic to advance an innovative next-generation ADC program for cancer, leveraging Iconic’s expertise in targeting Tissue Factor in solid tumors. Under the terms of the agreement, we gained an exclusive option to license XB002, Iconic’s lead Tissue Factor ADC program, in exchange for an upfront payment to Iconic of $7.5 million and a commitment for preclinical development funding. Based on encouraging preclinical data, we exercised our exclusive option to license XB002 in December 2020, resulting in our assuming responsibility for all subsequent clinical development, manufacturing and commercialization for XB002 and payment of a $20.0 million option exercise fee to Iconic, and we anticipate submitting an IND for XB002 once the drug product release assays are finalized. With respect to XB002, Iconic will be eligible for up to $190.6 million in potential development, regulatory and first-sale milestone payments, and $262.5 million in potential commercial milestone payments, as well as royalties on potential sales.
Invenra
In May 2018, we entered into a collaboration and license agreement with Invenra to discover and develop multispecific antibodies for the treatment of cancer. Invenra is responsible for antibody lead discovery and generation while we will lead IND-enabling studies, manufacturing, clinical development in single-agent and combination therapy regimens, and future regulatory and commercialization activities. The collaboration agreement provides that we will receive an exclusive, worldwide license to one preclinical, multispecific antibody asset, and that we will pursue up to six additional discovery projects during the term of the collaboration, which in total are directed to three discovery programs. In October 2019, we expanded our collaboration to include the development of novel binders against six additional targets, which we can use to generate multispecific antibodies based on Invenra’s B-BodyTM technology platform, or with other platforms and formats at our option. In March 2020, we amended the agreement to enable the use of target binders in non-Invenra platform-based modalities, such as ADC platforms. As of December 31, 2020, we have initiated three additional discovery projects and all six binder projects. Invenra is eligible to receive up to $131.5 million in project initiation fees and milestone payments based on the achievement of specific development and regulatory milestones for a B-Body product in the first indication, or in lieu of such payments, up to $43.4 million in project initiation fees and milestone payments based on the achievement of specific development and regulatory milestones for a non- B-Body product. Upon successful commercialization of a product, Invenra is eligible to receive sales-based milestone payments up to $325.0 million as well as single-digit tiered royalties on net sales of the approved product. We have the right to initiate three additional discovery projects for development subject to an upfront payment of $2.0 million for each B-Body project, as well as additional milestone payments and royalties for any products that arise from these efforts.
StemSynergy
In January 2018, we entered into an exclusive collaboration and license agreement with StemSynergy for the discovery and development of novel oncology compounds targeting CK1α, a component of the Wnt signaling pathway implicated in key oncogenic processes. Activation of β-catenin, a key downstream component of the pathway, is increased in multiple tumors, including a majority of colorectal cancers, where mutations in the APC gene that result in β-catenin stabilization are prevalent. Compounds targeting CK1α have also been shown to induce degradation of β-catenin and pygopus, another member of the pathway, in preclinical CRC models, and to inhibit the growth of tumors. Importantly, their GI-sparing qualities may help overcome limitations of other approaches targeting the Wnt pathway. Under the terms of the agreement, we will partner with StemSynergy to conduct preclinical and clinical studies with compounds targeting CK1α. We paid StemSynergy an upfront payment of $3.0 million in 2018. StemSynergy is eligible for up to $0.5 million in additional research and development funding on an as needed basis. StemSynergy will also be eligible for up to $56.5 million in milestones for the first product to emerge from the collaboration, including preclinical and clinical development and regulatory milestone payments, commercial milestones, as well as single-digit royalties on worldwide sales. We will be solely responsible for the commercialization of products that arise from the collaboration.
Other Collaborations
Prior to the commercialization of our first product, COMETRIQ, our primary business strategy was focused on the development and out-license of compounds to pharmaceutical and biotechnology companies under collaboration agreements that allowed us to retain economic participation in compounds and support additional development of our proprietary products. Our collaboration agreements with Genentech and Daiichi Sankyo described below are representative of this historical strategy. We have since evolved and are now a fully-integrated biopharmaceutical company focused on driving the expansion and depth of our product offerings through the continued development of the cabozantinib franchise and drug discovery efforts, including research collaborations and in-licensing arrangements that align with our oncology drug development, regulatory and commercialization expertise, all to improve care and outcomes for people with cancer around the world. While the historical collaboration agreements described below have the potential to provide future revenue, and while we have already received some collaboration revenues from these arrangements, we do not expect to receive significant revenues from these historical collaboration agreements unless and until our partnered compounds generate substantial sales in the territories and indications where they are approved. If these events occur, then the milestone payments, royalties or other rights and benefits under our historical collaboration agreements could become substantial.
Genentech - Cobimetinib
In December 2006, we out-licensed the further development and commercialization of cobimetinib to Genentech pursuant to a worldwide collaboration agreement. Cobimetinib is a reversible inhibitor of MEK, a kinase that is a component of the RAS/RAF/MEK/ERK pathway. Under the terms of the collaboration agreement, we developed cobimetinib through the determination of the maximum tolerated dose in a phase 1 clinical trial, and in March 2009, granted Genentech an exclusive worldwide revenue-bearing license to cobimetinib, at which point Genentech became responsible for completing the phase 1 clinical trial and subsequent clinical development. On November 10, 2015, the FDA approved cobimetinib, under the brand name COTELLIC, in combination with Genentech’s ZELBORAF (vemurafenib) as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma. COTELLIC in combination with ZELBORAF has also been approved in Switzerland, the EU, Canada, Australia, Brazil and multiple additional countries for use in the same indication. Prior to the FDA’s approval of COTELLIC, in November 2013, we exercised an option under the collaboration agreement to co-promote COTELLIC in the U.S.; however, following a review of the commercial landscape, we and Genentech scaled back the personal promotion of COTELLIC in this indication in the U.S. in January 2018. This decision is not indicative of any change in our intention to promote COTELLIC for other therapeutic indications for which it may be approved in the future. On July 30, 2020, the FDA approved COTELLIC, in combination with Genentech’s ZELBORAF and TECENTRIQ® (atezolizumab) for the treatment of BRAF V600 mutation-positive advanced melanoma in previously untreated patients. Notwithstanding this latest approval, we do not intend to co-promote COTELLIC in this indication.

Cobimetinib Profit Sharing and Royalty Revenues
Under the terms of the collaboration agreement, as amended in July 2017, we share in the profits and losses received or incurred in connection with COTELLIC’s commercialization in the U.S. This profit and loss share has multiple tiers: we receive 50% of profits and losses from the first $200.0 million of U.S. actual sales, decreasing to 30% of profits and losses from U.S. actual sales in excess of $400.0 million. These tiers reset each calendar year. The revenue for each sale of COTELLIC applied to the profit and loss statement for the collaboration agreement (Genentech Collaboration P&L) is calculated using the average of the quarterly net selling prices of COTELLIC and any additional branded Genentech product(s) prescribed with COTELLIC in such sale. U.S. commercialization costs for COTELLIC are then applied to the Genentech Collaboration P&L, subject to reduction based on the number of Genentech products in any given combination including COTELLIC. In addition to our profit share in the U.S., under the terms of the collaboration agreement, we are entitled to low double-digit royalties on net sales of COTELLIC outside the U.S. During 2020, we earned royalties of $5.1 million on net sales of COTELLIC outside the U.S. and a $6.3 million profit on the profit and loss sharing of U.S. actual sales which are recorded in Collaboration services revenues. Since the inception of the collaboration agreement, we have also received aggregate upfront and milestone payments of $50.0 million and are not eligible for any additional milestone payments.
Cobimetinib Clinical Development Program
In addition to its established commercialization of COTELLIC, Genentech continues to progress the clinical development, regulatory status and commercial potential of cobimetinib. Cobimetinib is being evaluated in a broad development program consisting of more than 50 clinical trials by Genentech or through Genentech’s IST program, including an ongoing phase 1b trial exploring the combination of cobimetinib with atezolizumab and bevacizumab in previously treated metastatic colorectal cancer, as well as additional clinical trials investigating the combination of cobimetinib and other therapies in multiple tumor settings. Should these trials prove positive and Genentech obtain regulatory approvals based on such positive results, we believe that cobimetinib could provide us with an additional source of revenue in the future.
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
Melanoma - IMspire150. In December 2019, we announced positive results from IMspire150, a phase 3 pivotal trial evaluating the combination of cobimetinib, vemurafenib and atezolizumab vs. cobimetinib plus vemurafenib in previously untreated BRAF V600 mutation-positive patients with metastatic or unresectable locally advanced melanoma. IMspire150 served as the basis for the July 2020 regulatory approval of the combination of TECENTRIQ, COTELLIC and ZELBORAF for the treatment of BRAF V600 mutation-positive advanced melanoma in previously untreated patients in the U.S.
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
In September 2017, Daiichi Sankyo reported positive top-line results from ESAX-HTN, a phase 3 pivotal trial of esaxerenone, and submitted a Japanese regulatory application for esaxerenone for an essential hypertension indication in February 2018. Daiichi Sankyo’s application was then approved by the MHLW in January 2019, and the first commercial sale of the branded esaxerenone product MINNEBRO in Japan in May 2019. As of December 31, 2020, we have received an aggregate of $65.5 million in development, regulatory and commercialization milestone payments related to MINNEBRO over the life of the collaboration agreement and are eligible to receive commercialization milestone payments of up to $90.0 million. In addition, we are entitled to receive low double-digit royalties on sales of MINNEBRO. Daiichi Sankyo may terminate the agreement upon 90 days’ written notice, in which case Daiichi Sankyo’s payment obligations would cease, its license relating to compounds that modulate MR would terminate and revert to us and we would receive, subject to certain terms and conditions, licenses from Daiichi Sankyo to research, develop and commercialize compounds that were discovered under the collaboration. In addition, pursuant to a license agreement we entered into with Ligand Pharmaceuticals, Inc. (Ligand), we are required to pay a royalty of 0.5% to Ligand on net sales of MINNEBRO. As of December 31, 2020, we have earned royalties of $1.5 million on net sales of MINNEBRO by Daiichi Sankyo since the approval of MINNEBRO in January 2019.
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
Manufacturing and Product Supply
We do not own or operate manufacturing facilities, distribution facilities or resources for chemistry, manufacturing and control (CMC) development activities, preclinical, clinical or commercial production and distribution for our current products. Instead, we rely on various third-party contract manufacturing organizations to conduct these operations on our behalf. As our operations continue to grow in these areas, we continue to expand our supply chain through secondary third-party contract manufacturers, distributors and suppliers. Specifically, we entered into agreements with secondary contract manufacturing organizations to produce additional commercial supplies of CABOMETYX tablets and cabozantinib drug substance, which bolsters our commercial supply chain and serves to mitigate the risk of supply chain interruptions or other failures. For our portfolio of small molecules and biologics, we have selected well-established and reputable global third-party contract manufacturers for our CMC development, drug substance and drug product manufacturing that have good regulatory standing, large manufacturing capacities and multiple manufacturing sites within their business footprint. These third parties must comply with applicable regulatory requirements, including the FDA’s Current Good Manufacturing Practice (GMP), the EC’s Guidelines on Good Distribution Practice (GDP), as well as other stringent regulatory requirements enforced by the FDA or foreign regulatory agencies, as applicable, and are subject to routine inspections by such regulatory agencies. In addition, through our third-party contract manufacturers and data service providers, we continue to provide serialized commercial products as required to comply with the Drug Supply Chain Security Act (DSCSA).
We monitor and evaluate the performance of our third-party contract manufacturers on an ongoing basis for compliance with these requirements and to affirm their continuing capabilities to meet both our commercial and clinical needs. We also have contracted with a third-party logistics provider, with multiple distribution locations, to provide shipping and warehousing services for our commercial supply of both CABOMETYX and COMETRIQ in the U.S. We employ highly skilled personnel with both technical and manufacturing experience to diligently manage the activities at our third-party contract manufacturers and other supply chain partners, and our quality department audits them on a periodic basis.
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
In addition to having expanded our supply chain to include secondary contract manufacturing organizations, we have established and continue to maintain substantial safety stock inventories for our drug substance and drug products, and we store these quantities in multiple locations. The quantities that we store are based on our business needs and take into account scenarios for market demand, production lead times, potential supply interruptions and shelf life for our drug substance and drug products. While our response to the COVID-19 pandemic has included more frequent engagement with our vendors to maintain the consistency and effectiveness of our third-party contract manufacturers and other supply chain partners, we have not experienced production delays or seen significant impairment to our supply chain as a result of the COVID-19 pandemic. For a more detailed discussion of the impact of the COVID-19 pandemic and our risk mitigation efforts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Update” in Part II, Item 7 and of this Annual Report on Form 10-K. We believe that our current manufacturing network has the appropriate capacity to produce sufficient commercial quantities of CABOMETYX to support the currently approved advanced RCC and HCC indications, as well as potential additional indications if trials evaluating CABOMETYX in those indications prove to be successful and gain regulatory approval in the future. Our manufacturing footprint also enables us to fulfill our supply obligations for CABOMETYX and COMETRIQ to our collaboration partners for global development and commercial purposes.
Marketing and Sales
We have a fully integrated commercial team consisting of sales, marketing, market access, and commercial operations functions. Our sales team promotes CABOMETYX and COMETRIQ in the U.S. We market our products in the U.S. and concentrate our efforts on oncologists, oncology nurses, pharmacists and other healthcare professionals. In addition to using customary pharmaceutical company practices, we have also adopted digital marketing technologies to engage with customers. Our reliance on digital marketing increased as a result of the COVID-19 pandemic, which required us to shift from in-person to primarily telephonic and virtual interactions with healthcare professionals. For a more detailed discussion of the impact of the COVID-19 pandemic and our risk mitigation efforts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Update” in Part II, Item 7 and of this Annual Report on Form 10-K.
Our commercial products, CABOMETYX and COMETRIQ, are sold initially through wholesale distribution and specialty pharmacy channels and then, if applicable, resold to hospitals and other organizations that provide CABOMETYX and COMETRIQ to end-user patients. To facilitate our commercial activities in the U.S., we also employ various third parties, such as advertising agencies, market research firms and vendors providing other sales-support related services as needed, including digital marketing and other non-personal promotion. We believe that our commercial team and distribution practices are sufficient to facilitate our marketing efforts in reaching our target audience and our delivery of our products to patients in a timely and compliant fashion.
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
Environmental, Health and Safety
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

Laboratory Safety Program
Due to the focus of our business in discovering and developing drug products, many of our employees work in our on-site laboratory facilities. All new laboratory staff are trained on chemical hygiene, the use of personal protective equipment, and certain other relevant laboratory safety topics, such as working with blood-borne pathogens, and current staff are retrained regularly. We also extend these trainings to facilities staff and others who support our work in the labs. To maintain a safe environment for all staff, we regularly perform thorough safety inspections of our laboratories, and continuously update our procedures based on the observations made during these inspections. Additionally, we conduct periodic industrial hygiene monitoring to ensure lab staff working with certain known hazardous chemicals do not exceed regulated exposure limits, and we regularly test and certify fume hoods, biosafety cabinets and other individual pieces of equipment on which employees rely to maintain a safe work environment.
Workplace Safety Measures in Response to COVID-19
The health and safety of our staff members has remained a top priority during the COVID-19 pandemic. In March 2020, ahead of the shelter in place orders issued by the State of California and Alameda County, we implemented a work-from-home policy for all of our employees other than minimal on-site staffing to maintain critical infrastructure operations. During the months that followed, we implemented numerous additional precautions and enhanced safety and social distancing protocols to help diminish the risk of transmission of the virus as certain employees began to return to working at our Alameda, California headquarters in June 2020. In particular, we reduced the number of employees working on-site to primarily those laboratory and site operations personnel required to continue our important drug discovery work, provided such employees were comfortable working on-site. These staff members – already familiar with personal protective equipment and enhanced safety measures – have undergone additional detailed training on our COVID-19 safety and social distancing protocols that are necessary to safely perform their job duties in our on-site facilities.
We also offer on-site, rapid PCR COVID-19 testing, and utilize a mobile device app and web interface for our team members who regularly work at our headquarters, which enables registered users to schedule their on-site tests at Exelixis and provides them with daily symptom tracking, as well as contact tracing and educational resources for any team member who may have tested positive.
We will continue to monitor the latest guidance issued by health authorities and have instituted several policies and procedures to protect against the spread of COVID-19 among our workforce. These policies and procedures currently include frequent disinfection of common areas by our operations staff and investments in re-engineering workspace safety, such as installing plexiglass partitions, providing ample supplies of hand sanitizer, sanitizing wipes and facemasks for use by our staff, and adjusting our ventilation systems in an effort to minimize risks of airborne transmission. Although having most of our employees continue to work remotely has required us to devise new ways of working and collaborating, to date, the COVID-19 pandemic has only had a modest impact on our productivity and has not caused significant interruptions in our general business operations. For a more detailed discussion of the impact of the COVID-19 pandemic and our risk mitigation efforts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Update” in Part II, Item 7 and of this Annual Report on Form 10-K.
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
The process required by the FDA before product candidates may be marketed in the U.S. generally involves the following:
•nonclinical laboratory and animal tests, some of which must be conducted in accordance with Good Laboratory Practices (GLP);
•submission of an IND, which contains results of nonclinical studies (e.g., laboratory evaluations of the chemistry, formulation, stability and toxicity of the product candidate), together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, and must become effective before human clinical trials may begin;
•approval by an independent institutional review board or ethics committee at each clinical trial site before each trial may be initiated;
•adequate and well-controlled human clinical trials conducted in accordance with the protocol, IND and Good Clinical Practice (GCP) to establish the safety and efficacy of the investigational drug candidate for its proposed intended use;
•for drug products, submission of a New Drug Application (NDA) to the FDA for commercial marketing, or generally of an sNDA, for approval of a new indication if the product is already approved for another indication;
•for biological products, submission of a Biologics License Application (BLA) to the FDA for commercial marketing, or generally a supplemental Biologics License Application (sBLA) for approval of a new indication if the product is already approved for another indication;
•pre-approval inspection of manufacturing facilities and selected clinical investigators, clinical trial sites and/or Exelixis as the clinical trial sponsor for their compliance with GMP and GCP, respectively;
•payment of user fees for FDA review of an NDA or BLA unless a fee waiver applies;
•agreement with the FDA on the final labeling for the product;
•if the FDA convenes an advisory committee, satisfactory completion of the advisory committee review; and
•FDA approval of the NDA or sNDA, or BLA or sBLA.
For purposes of NDA approval, human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1 - Studies, which involve the initial introduction of a new drug product candidate into humans, are initially conducted in a limited number of subjects to test the product candidate for safety, tolerability, absorption, metabolism, distribution and excretion in healthy humans or patients. In rare cases, a Phase 1 study that is designed to assess effectiveness may serve as the basis for FDA marketing approval of a drug or for a label expansion. For instance, at FDA’s discretion, a product may receive approval based on a Phase 1b study if effectiveness results from the study are extremely compelling, approval of the drug would address a significant unmet patient need, and the drug is being approved through the Accelerated Approval pathway. As discussed below, Accelerated Approval generally requires a post-approval study to confirm clinical benefit.
•Phase 2 - Studies are conducted with groups of patients afflicted with a specified disease in order to provide enough data to evaluate the preliminary efficacy, optimal dosage, and common short-term side effect and risks associated with the drug. Multiple phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive phase 3 clinical trials. Phase 2 studies are typically well controlled, closely monitored, and conducted in a relatively small number of patients, usually involving no more than several hundred subjects.
•Phase 3 - When earlier phase evaluations provide preliminary evidence suggesting that a dosage range of the product is effective and has an acceptable safety profile, phase 3 trials are performed to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug and to provide an adequate basis for physician labeling.
The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called phase 4 studies may be deemed a condition to be satisfied after a drug receives approval. Failure to satisfy such post-marketing commitments can result in FDA enforcement action, up to and including withdrawal of NDA approval.
FDA Review and Approval
For approval of a new drug or changes to an approved drug, the results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA, or as part of an sNDA. The submission of an NDA requires payment of a substantial user fee to the FDA. The FDA may convene an advisory committee to provide clinical insight on NDA review questions, although the FDA is not required to follow the recommendations of an advisory committee. The FDA may deny approval of an NDA or sNDA by way of a Complete Response letter if the applicable regulatory criteria are not satisfied, or it may require additional clinical and/or nonclinical data and/or an additional phase 3 pivotal clinical trial. Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. Satisfaction of FDA development and approval requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.
Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including obtaining prior FDA approval of certain changes to the approved NDA, record-keeping requirements, and reporting of adverse experiences with, and interruptions in the manufacture of, the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies. Thus, we and our third-party contract manufacturing organizations are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMP, which impose certain manufacturing requirements (including procedural and documentation requirements) upon us and our third-party contract manufacturing organizations.
In the U.S., the Orphan Drug Act of 1983, as amended, provides incentives for the development of drugs and biological products for rare diseases or conditions that affect fewer than 200,000 people in the U.S. (or for which there is no reasonable expectation that the cost of developing and making available the drug in the U.S. for such disease or condition will be recovered from sales of the drug in the U.S.). Certain of the incentives turn on the drug first being designated as an orphan drug. To be eligible for designation as an orphan drug (Orphan Drug Designation), the drug must have the potential to treat such rare disease or condition as described above. In addition, the FDA must not have previously approved a drug considered the “same drug,” as defined in the FDA’s orphan drug regulations, for the same orphan-designated indication or the sponsor of the subsequent drug must provide a plausible hypothesis of clinical superiority over the previously approved same drug. Upon receipt of Orphan Drug Designation, the sponsor is eligible for tax credits of up to 25% for qualified clinical trial expenses and waiver of the Prescription Drug User Fee Act application fee. In addition, upon marketing approval, an orphan-designated drug could be eligible for seven years of market exclusivity if no drug considered the same drug was previously approved for the same orphan condition (or if the subsequent drug is demonstrated to be clinically superior to any such previously approved same drug). Such orphan drug exclusivity, if awarded, would only block the approval of any drug considered the same drug for the same orphan indication. Moreover, a subsequent same drug could break an approved drug’s orphan exclusivity through a demonstration of clinical superiority over the previously approved drug.
The FDA has various programs that are intended to expedite or simplify the process for developing and reviewing promising drugs, or to provide for the approval of a drug on the basis of a surrogate endpoint. Generally, drugs that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. Examples of such programs included Fast Track designation, breakthrough therapy designation, priority review and accelerated approval, and the eligibility criteria of and benefits for each program vary:
•Fast Track is a process designed to facilitate the development and expedite the review of drugs intended to treat serious or life-threatening diseases or conditions that demonstrate the potential to fill unmet medical needs, by providing, among other things, eligibility for accelerated approval if relevant criteria are met, and rolling review, which allows submission of individually completed sections of an NDA or for FDA review before the entire submission is completed.
•Breakthrough therapy designation is a process designed to expedite the development and review of drugs that are intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review, and rolling review.
•Priority review is designed to shorten the review period for drugs that treat serious conditions and that, if approved, would offer significant advances in safety or effectiveness or would provide a treatment where no adequate therapy exists. Under priority review, the FDA aims to take action on the application within six months as compared to a standard review time of 10 months. Sponsors may also obtain a priority review voucher upon approval of an NDA for certain qualifying diseases and conditions that can be applied to a subsequent NDA submission
•Accelerated approval provides for an earlier approval for a new drug that is intended to treat a serious or life-threatening disease or condition and that fills an unmet medical need based on a surrogate endpoint, or a certain intermediate clinical endpoint, reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a product candidate receiving accelerated approval perform post-marketing clinical trials to confirm the clinically meaningful outcome as predicted by the surrogate marker trial. The failure to conduct such trials, or confirm the clinically meaningful outcome in such trials, may result in withdrawal of the NDA.
Specifically, with respect to oncology products, the FDA may review applications under the Real-Time Oncology Review (RTOR) pilot program established by the FDA’s Oncology Center of Excellence. The RTOR pilot program, which allows an applicant to pre-submit components of the application to allow the FDA to review clinical data before the complete filings is submitted, aims to explore a more efficient review process to ensure that safe and effective treatments are available to patients as early as possible, while maintaining and improving review quality. Drugs considered for review under the RTOR pilot program must be likely to demonstrate substantial improvements over available therapy, which may include drugs previously granted breakthrough therapy designation for the same or other indications, and must have straight-forward study designs and endpoints that can be easily interpreted.
In addition, the Drug Price Competition and Patent Term Restoration Act of 1984 (The Hatch-Waxman Act) established two abbreviated approval pathways for drug products in which potential competitors may rely upon the FDA’s prior approval of the same or similar drug product.
Abbreviated New Drug Application (ANDA). An ANDA may be approved by the FDA if the applicant demonstrates that the proposed generic product is the same as the approved drug, which is referred to as the Reference Listed Drug (RLD). Generally, an ANDA must contain data and information showing that the proposed generic product and RLD (1) have the same active ingredient, in the same strength and dosage form, to be delivered via the same route of administration, (2) are intended for the same uses, and (3) are bioequivalent. This is instead of independently demonstrating the proposed product’s safety and effectiveness through clinical development. Conducting bioequivalence testing is generally less time consuming and costly than conducting a full set of clinical trials in humans. In this regard, the FDA has published draft guidance containing product-specific bioequivalence recommendations for drug products containing cabozantinib, the active pharmaceutical ingredient in CABOMETYX and COMETRIQ, as it does for many FDA-approved drug products.
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
Unlike a full NDA for which the sponsor has conducted or obtained a right of reference to all the data essential to approval, the filing of an ANDA application or a 505(b)(2) application may be delayed due to patent or exclusivity protections covering an approved product. The Hatch-Waxman Act provides (a) up to five years of exclusivity for the first approval of a new chemical entity (NCE) exclusivity and (b) three years of exclusivity for approval of an NDA or sNDA for a product that is not an NCE but rather where the application contains new clinical studies conducted or sponsored by the sponsor and considered essential to the approval of the NDA or sNDA (three-year “changes” exclusivity). NCE exclusivity runs from the time of approval of the NDA and bars FDA from accepting for review of any ANDA or 505(b)(2) application for a drug containing the same active moiety for five years (or for four years if the application contains a Paragraph IV certification that a reference product patent is invalid or not infringed by the ANDA/505(b)(2) product). The three-year “changes” exclusivity generally bars the FDA from approving any ANDA or 505(b)(2) application that relies on the information supporting the approval of the drug or the change to the drug for which the information was submitted and the exclusivity granted.
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
In September 2019, we received a Paragraph IV certification notice letter from MSN Pharmaceuticals, Inc. (MSN), that it had filed an ANDA with the FDA for a generic version of CABOMETYX tablets, which MSN then amended with additional Paragraph IV certifications in May 2020. In response, we filed patent infringement lawsuits against MSN on October 29, 2019 and May 11, 2020, which were later consolidated. For a more detailed discussion of this litigation matter, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.
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
The way clinical trials are conducted in the EU will undergo a major change when Regulation (EU) 536/2014 governing clinical trials in the EU, repealing the existing Directive 2001/20/EC, comes into application. Once fully implemented, this regulation will harmonize the assessment and supervision processes for clinical trials throughout the EU, via an EU portal and database. The EMA will set up and maintain the portal and database, in collaboration with the Member States and the EC. Although Regulation (EU) 536/2014 was adopted and entered into force in 2014, the timing of its application depends on confirmation of full functionality of the Clinical Trials Information System (CTIS) through an independent audit. Regulation (EU) 536/2014 will then become applicable six months after the EC publishes notice of this confirmation. The system's go-live date has been postponed several times due to technical difficulties with the development of the information technology systems. At its meeting held in June 2020, the EMA Management Board endorsed the methodology and next steps to further develop the CTIS “Go-Live” plan. As a working assumption, it is proposed to fix the “Go-Live” date of CTIS to December 2021, which means the Clinical Trial Regulation would also enter in application at that time (i.e., the end of the six-month period after the EC publishes its notice in the Official Journal of the European Union).
Under EU regulatory systems, a company may submit a marketing authorization application (MAA) either under centralized or decentralized procedure. Under the centralized procedure, MAAs are submitted to the EMA for scientific review by the Committee for Medicinal Products for Human Use (CHMP) so that an opinion is issued on product approvability. The opinion is considered by the EC which is responsible for granting the centralized marketing authorization in the form of a binding EC decision. If the application is approved, the EC grants a single marketing authorization that is valid for all EU member states as well as Iceland, Liechtenstein and Norway, collectively the European Economic Area. The decentralized and mutual recognition procedures, as well as national authorization procedure are available for products for which the centralized procedure is not compulsory. The mutual recognition procedure provides for the EU member states selected by the applicant to mutually recognize a national marketing authorization that has already been granted by the competent authority of another member state, referred to as the Reference Member State (RMS). The decentralized procedure is used when the product in question has yet to be granted a marketing authorization in any member state. Under this procedure the applicant can select the member state that will act as the RMS. In both the mutual recognition and decentralized procedures, the RMS reviews the application and submits its assessment of the application to the member states where marketing authorizations are being sought, referred to as Concerned Member States. Within 90 days of receiving the application and assessment report, each Concerned Member State must decide whether to recognize the RMS assessment. If a member state does not agree with the assessment and the disputed points cannot be resolved, the matter is eventually referred to the Coordination Group on Mutual Recognition and Decentralised Procedures in the first instance to reach an agreement and failing to reach such an agreement, a referral to the EMA and the CHMP for arbitration that will result in an opinion to form the basis of a decision to be issued by the EC binding on all member states. If the application is successful during the decentralized or mutual recognition procedure, national marketing authorizations will be granted by the competent authorities in each of the member states chosen by the applicant.
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
Healthcare and Privacy Regulation
Federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, also govern our business. If we fail to comply with those laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected. The laws that may affect our ability to operate include, but are not limited to: the federal Anti-Kickback Statute (AKS), which prohibits, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce or reward for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as Medicare and Medicaid; the FDCA and its implementing regulations, which prohibit, among other things, the introduction or delivery for introduction into interstate commerce of any drug that is adulterated or misbranded; and federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent. Additionally, we are subject to state law equivalents of each of the above federal laws, which may be broader in scope and apply regardless of whether the payer is a governmental healthcare program, and many of which differ from each other in significant ways and may not have the same effect, further complicate compliance efforts.
Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. For example, the California Consumer Privacy Act of 2018, as amended (CCPA), went into operation on January 1, 2020 and broadly defines personal information, affords California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action related to certain data security breaches. These protections will be expanded by the California Privacy Rights Act (CPRA), which was approved by California voters in November 2020 and will be operational in most key respects on January 1, 2023. There are similar legislative proposals being advanced in other states, as well as in Congress. In addition, most healthcare providers who are expected to prescribe our products and from whom we may obtain patient health information, are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology and Clinical Health Act (HIPAA). Although we are not considered to be a covered entity or business associate under HIPAA, we could be subject to penalties if we use or disclose individually identifiable health information in a manner not authorized or permitted by HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including laws in all 50 states requiring security breach notification in some circumstances. The CCPA, CPRA, HIPAA and these other laws could create liability for us or increase our cost of doing business. International laws, such as the EU General Data

Protection Regulation 2016/679 (GDPR), could also apply to our operations. Failure to provide adequate privacy protections and maintain compliance with applicable privacy laws could jeopardize business transactions across borders and result in significant penalties.
In addition, the Patient Protection and Affordable Care Act of 2010, as amended (PPACA) created a federal requirement under the federal Open Payments program, that requires certain manufacturers to track and report to the Centers for Medicare & Medicaid Services annually certain payments and other transfers of value provided to physicians and teaching hospitals, as well as ownership interests held by such physicians and their immediate family during the previous calendar year. Beginning in 2022, manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year. There are also an increasing number of state laws that control pharmaceutical product pricing or require manufacturers to make reports to states on pricing and marketing information. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.
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

There has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. In particular, there have been several recent U.S. Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as Executive Orders, designed to, among other things: reduce or limit the prices of drugs and make them more affordable for patients (including, for example, by tying the prices that Medicare reimburses for physician-administered drugs to the prices of drugs in other countries); reform the structure and financing of Medicare Part D pharmaceutical benefits, including through increasing manufacturer contributions to offset Medicare beneficiary costs; bring more transparency to drug pricing rationale and methodologies; enable the government to negotiate prices under Medicare; revise rules associated with the calculation of average manufacturer price and best price under Medicaid, which affect the amount of rebates that we pay on prescription drugs under Medicaid and to covered entities under the 340B Drug Discount Program; eliminate the AKS discount safe harbor protection for manufacturer rebate arrangements with Medicare Part D plan sponsors; create new AKS safe harbors applicable to certain point-of-sale discounts to patients and fixed fee administrative fee payment arrangements with pharmacy benefit managers; and facilitate the importation of certain lower-cost drugs from other countries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing, including the National Medicaid Pooling Initiative.
The U.S. pharmaceutical industry has already been significantly impacted by major legislative initiatives and related political contests. For instance, efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA, some of which have been successful, create considerable uncertainties for all businesses involved in healthcare, including our own. In addition, there are pending federal and state-level legislative proposals that would significantly expand government-provided health insurance coverage, ranging from establishing a single-payer, national health insurance system to more limited “buy-in” options to existing public health insurance programs, each of which could have a significant impact on the healthcare industry. It is also possible that additional governmental actions will be taken in response to the ongoing COVID-19 pandemic, and that such actions would have a significant impact on these public health insurance programs.
As a result of these developments and trends, third-party payers are increasingly attempting to contain healthcare costs by limiting coverage and the level of reimbursement of new drugs. These entities could refuse, limit or condition coverage for our products, such as by using tiered reimbursement or pressing for new forms of contracting, including, for example, the movement by insurers towards “value-based” contracting, any of which could adversely affect product sales. Due to general uncertainty in the current regulatory and healthcare policy environment, and specifically regarding positions that the new Biden Administration may take with respect to these issues, we are unable to predict the impact of any legislative, regulatory, third-party payer or policy actions, including potential cost containment and healthcare reform measures.
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
Competition
There are many companies focused on the development of small molecules, antibodies and other treatments for cancer. Our competitors and potential competitors include major pharmaceutical and biotechnology companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours. Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, deeper regulatory expertise and more extensive product manufacturing and commercial capabilities than we do, which may afford them a competitive advantage.
Competition for Cabozantinib
We believe that our ability to successfully compete will depend on, among other things:
•efficacy, safety and reliability of cabozantinib, both alone and in combination with other therapies;
•timing and scope of regulatory approval;
•the speed at which we develop cabozantinib for the treatment of additional tumor types beyond its approved indications;
•our ability to complete clinical development and obtain regulatory approvals for cabozantinib, both alone and in combination with other therapies;
•our ability to manufacture and sell commercial quantities of cabozantinib product to the market;
•our ability to successfully commercialize cabozantinib, both as a single agent and as part of any combination therapy regimen, and secure coverage and adequate reimbursement in approved indications;
•product acceptance by physicians and other health care providers;
•the level of our collaboration partners’ investments in the resources necessary to successfully commercialize cabozantinib, or any combination therapy regimen that includes cabozantinib, in territories where they are approved;
•skills of our employees and our ability to recruit and retain skilled employees;
•protection of our intellectual property, including our ability to enforce our intellectual property rights against potential generic competition; and
•the availability of substantial capital resources to fund development and commercialization activities.
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
The markets for which we intend to pursue regulatory approval of cabozantinib are becoming increasingly competitive. In addition to cancer treatments that are already approved in these markets, we are aware of products in research or development by our competitors that are intended to treat all of the tumor types we are targeting, and should they demonstrate suitable clinical evidence, any of these products may compete with cabozantinib or any combination therapy regimen that includes cabozantinib. Given the shifting landscape of therapeutic strategy following the advent of immunotherapy, we believe our future success will depend upon our ability to achieve positive clinical trial results for therapies combining cabozantinib with ICIs across multiple indications, and if approved, successfully commercialize such combination therapies. While we have had success in adapting our development strategy for the cabozantinib franchise to address the expanding role of therapies that combine ICIs with other targeted agents, including the recent FDA approval of CABOMETYX in combination with OPDIVO as a first-line treatment of patients with advanced RCC, we cannot ensure that our current and future clinical trials, including those evaluating cabozantinib in combination with an ICI in HCC, NSCLC and mCRPC, will lead to regulatory approvals, or whether physicians will prescribe regimens containing cabozantinib instead of competing product combinations. Moreover, the complexities of such a development strategy have required and are likely to continue to require collaboration with some of our competitors.
Below is a summary of the principal competition for cabozantinib in the indications for which it is approved or for which it has been or is currently being evaluated in potentially label-enabling trials, both as a single agent and in combination with other therapies. The information below does not include all competitor products, but rather those approved products that have or we anticipate will capture significant market share within their respective indications, or with respect to therapies still in development, those that are likely to overlap with patient populations that are or may be treated with cabozantinib or a combination therapy regimen that includes cabozantinib.
Competition in Approved Cabozantinib Indications
CABOMETYX - RCC: We believe the principal competition for CABOMETYX in advanced RCC includes: the combination of Merck & Co.’s pembrolizumab and Pfizer’s axitinib; the combination of BMS’s ipilimumab and nivolumab;

Pfizer’s sunitinib; and Novartis’ pazopanib. Additionally, there are a variety of therapies being developed for advanced RCC, including: the combination of Merck & Co.’s pembrolizumab and Eisai’s lenvatinib; Peloton Therapeutics’ (a wholly owned subsidiary of Merck & Co.) belzutifan (also known as MK-6482); the combination of Peloton Therapeutics’ belzutifan and Eisai’s lenvatinib; and generic versions of sunitinib.
The competitive landscape for RCC is evolving rapidly, especially given the entrance of ICI and ICI-TKI combination therapies into the RCC treatment landscape, particularly in the first-line setting. This will lead to new trends in prescribing and sequencing of certain drugs and combinations across different lines of therapy. It is therefore difficult to predict how these changes will affect sales of CABOMETYX during 2021 and going forward.
CABOMETYX - HCC: We believe the principal competition for CABOMETYX in previously treated HCC includes: Bayer’s regorafenib; and Eisai’s levantinib.
The competitive landscape for HCC is also changing with the increased adoption of ICI combination therapies in the first-line setting, which may lead to an increase in prescribing and sequencing of TKIs in subsequent treatment indications. It is therefore difficult to predict how these changes will affect sales of CABOMETYX during 2021 and going forward.
COMETRIQ - MTC: We believe that the principal competing anti-cancer therapy to COMETRIQ in progressive, metastatic MTC is Genzyme’s vandetanib, which has been approved by the FDA and the EC for the treatment of symptomatic or progressive MTC in patients with unresectable, locally advanced, or metastatic disease, as well as other therapies that have been recently approved to treat patients with advanced or metastatic RET-mutant MTC who require systemic therapy, including: Blueprint Medicine’s and Roche’s pralsetinib; and Loxo Oncology’s (a wholly owned subsidiary of Eli Lilly) selpercatinib.
Other than the recent approvals of RET inhibitors to treat certain MTC patients, there has been little change in the treatment landscape for progressive, metastatic MTC during recent years, and due to the limited number of ongoing late-stage clinical trials in this indication, we do not expect many additional competitors to emerge in 2021.
Competition in Potential Cabozantinib Indications
Cabozantinib - DTC: We have announced positive results from the first 100 patients randomized in COSMIC-311, a phase 3 pivotal trial evaluating cabozantinib in patients with DTC who have progressed after up to two prior VEGF receptor-targeted therapies. Should cabozantinib be approved for this indication of DTC, we believe its principal competition may include two treatments that are also approved for previously untreated DTC: Bayer’s and Onyx’s sorafenib; and Eisai’s lenvatinib. There may also be competition from therapies approved to treat patients with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are RAI-refractory (if RAI is appropriate), including: Blueprint Medicine’s and Roche’s pralsetinib; and Loxo Oncology’s selpercatinib.
Cabozantinib in combination with ICI - HCC: We have initiated COSMIC-312, a phase 3 pivotal trial evaluating the combination of cabozantinib and atezolizumab in patients with previously untreated HCC. Should the combination of cabozantinib and atezolizumab be approved for the treatment of patients with previously untreated advanced HCC, we believe its principal competition may include: the combination of Merck & Co.’s pembrolizumab and Eisai’s lenvatinib; and the combination of Roche’s bevacizumab and atezolizumab.
Cabozantinib in combination with ICI – NSCLC: We are evaluating the combination of cabozantinib and atezolizumab in COSMIC-021, a phase 1b trial in locally advanced or metastatic solid tumors, including NSCLC, and we have also initiated CONTACT-01, a phase 3 pivotal trial evaluating the combination of cabozantinib and atezolizumab in patients with metastatic NSCLC who have been previously treated with an ICI and platinum-containing chemotherapy. Should the combination of cabozantinib and atezolizumab be approved for the treatment of patients with NSCLC, we believe its principal competition may include: Sanofi’s docetaxel; the combination of Sanofi’s docetaxel and Eli Lilly’s ramucirumab; the combination of BMS’ nivolumab and Mirati’s sitravatinib; the combination of Merck & Co.’s pembrolizumab and Eisai’s lenvatinib; and generic versions of docetaxel.
Cabozantinib in combination with ICI – mCRPC: We are evaluating the combination of cabozantinib and atezolizumab in COSMIC-021, a phase 1b trial in locally advanced or metastatic solid tumors, including mCRPC, and we have also initiated CONTACT-02, a phase 3 pivotal trial evaluating the combination of cabozantinib and atezolizumab in patients with mCRPC who have been previously treated with one novel hormonal therapy. Based on regulatory feedback from the FDA, and if supported by the clinical data, we intend to file with the FDA for accelerated approval in an mCRPC indication in 2021. Should the combination of cabozantinib and atezolizumab be approved for the treatment of patients with mCRPC, we believe its principal competition may include: Janssen Biotech’s (a wholly owned subsidiary of Johnson & Johnson) abiraterone; Astellas Pharma’s and Pfizer’s enzalutamide; Sanofi’s docetaxel; the combination of Merck & Co.’s pembrolizumab and Sanofi’s docetaxel; the combination of Merck & Co.’s pembrolizumab and Astellas Pharma’s and Pfizer’s enzalutamide; the combination of BMS’ nivolumab and Sanofi’s docetaxel; and generic versions of abiraterone and docetaxel.
Competition for Cobimetinib
We believe that cobimetinib’s principal competition amongst targeted agents includes: the combination of Array’s encorafenib and binimetinib; and the combination of Novartis’ trametinib and dabrafenib. Within the class of ICIs, we believe that cobimetinib’s principal competition includes: the combination of BMS’s ipilimumab and nivolumab; and Merck & Co.’s pembrolizumab. The second category, ICIs, are of particular competitive importance vis-a-vis cobimetinib in advanced melanoma as they are already FDA approved in melanoma patient populations that overlap with those that may be eligible for cobimetinib, they have been rapidly incorporated into the NCCN treatment guidelines, and they are viewed with a high degree of enthusiasm by physicians and key opinion leaders. Ongoing and future trials incorporating ICIs, including combination trials, may further impact usage of cobimetinib in melanoma and potentially in additional tumor types in which cobimetinib may ultimately gain approval.
Competition for Esaxerenone
We believe that esaxerenone’s principal competition for the treatment of hypertension in Japan will be Bayer’s MR antagonist, finerenone, if and when it is approved by the MHLW. Finerenone is still in development for this indication, and results from ongoing clinical studies are still forthcoming. Other potential competitors for the treatment of hypertension in Japan, if and when they are approved by the MHLW, include: Janssen Pharmaceuticals’ canagliflozin; Reata Pharmaceuticals’ bardoxolone methyl; and Gilead Sciences’ selonsertib.
We believe that esaxerenone’s principal competition for the treatment of diabetic nephropathy in Japan will be finerenone, if and when it is approved by the MHLW.
Significant Customers
We operate as a single business segment and have operations solely in the U.S. During the year ended December 31, 2020, we derived 15% of our revenues from Ipsen, 14% of our revenues from affiliates of CVS Health Corporation, 12% of our revenues from affiliates of McKesson Corporation, 11% of our revenues from affiliates of Optum Specialty Pharmacy and 11% of our revenues from affiliates of AmerisourceBergen Corporation. See “Note 2. Revenues” to our “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K for information about significant customers in prior years.
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
While many patent applications have been filed relating to the drug candidates that we have developed, the majority of these are not yet issued or allowed. To our knowledge, we own all global patents associated with cabozantinib and cobimetinib, and we either own or have in-licensed all global patents for our other drug candidates, as further described below.
Cabozantinib
Cabozantinib is covered by more than 10 issued patents in the U.S., building from U.S. Pat. No. 7,579,473, for the composition-of-matter of cabozantinib (the ‘473 Patent) and pharmaceutical compositions thereof. This composition of matter patent would expire in September 2024, but we have been granted a patent term extension to extend the term to August 2026. The following table describes the US patents that cover our marketed cabozantinib products, and which are listed in the Orange Book. Except as otherwise noted, the stated expiration dates include any patent term extensions already granted. In addition to the composition of matter patent referenced above, the table includes patents directed to, among other things, particular salts, polymorphs, formulations, or use of the compound in the treatment of specified diseases or conditions. We continue to pursue additional patents and patent term extensions in the U.S. and other territories covering various aspects of our cabozantinib products that may, if issued, extend exclusivity beyond the expiration of the patents listed in the table.

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
Given the importance of our intellectual property portfolio to our business operations, we intend to vigorously enforce our rights and defend against challenges that have arisen or may arise with respect to patents and patent applications required for the commercialization of medicines containing cabozantinib. For example, in September 2019, we received a notice letter regarding an ANDA submitted to the FDA by MSN, requesting approval to market a generic version of CABOMETYX tablets. MSN’s initial notice letter included a Paragraph IV certification with respect to our U.S. Patent Nos. 8,877,776, 9,724,342, 10,034,873 and 10,039,757, which are listed in the Orange Book. MSN’s initial notice letter did not provide a Paragraph IV certification against the ‘473 Patent, which expires on August 16, 2026, or U.S. Patent No. 8,497,284, which expires on September 24, 2024. On October 29, 2019, we filed a complaint for patent infringement against MSN asserting U.S. Patent No. 8,877,776 in the United States District Court for the District of Delaware (the Delaware District Federal Court) arising from MSN’s ANDA filing with the FDA. On May 5, 2020, we received notice from MSN that it had amended its ANDA to assert additional Paragraph IV certifications. The ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of the two previously-unasserted CABOMETYX patents: the ‘473 Patent and U.S. Patent No. 8,497,284. On May 11, 2020, we filed a complaint in the United States District Court for the District of Delaware for patent infringement against MSN asserting the ‘473 Patent and U.S. Patent No. 8,497,284 arising from MSN’s amended ANDA filing with the FDA. We cannot predict the outcome of this lawsuit or assure you that the lawsuit will prevent the introduction of a generic version of CABOMETYX for any particular length of time, or at all. For a more detailed discussion of this litigation matter, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.
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
Similarly, in Japan, cabozantinib is protected by an issued patent covering the composition-of-matter, and salts thereof, as well as pharmaceutical compositions and related methods of use. We intend to apply for patent term extension in Japan to extend the term to 2029. Foreign counterparts of the issued U.S. and European composition of matter patents have been issued in Australia and Canada and are anticipated to expire in 2024. We have other filed patent applications and issued patents in the U.S. and other selected countries covering certain synthetic methods, salts, polymorphs, formulations, prodrugs, metabolites and combinations of cabozantinib that, if issued, are anticipated to expire as late as 2035. Outside the U.S. and Japan, cabozantinib is licensed to Ipsen; in Japan cabozantinib is licensed to Takeda, each in accordance with the respective collaboration agreements. A discussion of risks and uncertainties that may affect our patent position and other proprietary rights is set forth in “Risk Factors,” contained in Part I, Item 1A of this Annual Report on Form 10-K.
Other Drug Candidates
We also have issued patents and pending patent applications, and will continue to file new patent applications, in the U.S., Europe and other selected countries covering our other drug candidates in clinical and/or preclinical development, including XL092, XL102 and XB002.
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
Human Capital Management
Our Employees and Commitment to Diversity, Equity and Inclusion
As of December 31, 2020, we had 773 full-time equivalent employees, representing a 25% increase in our employee workforce as compared to December 31, 2019. Of these employees, 409 are members of our various research and development teams and 364 are members of our various commercial and general and administrative teams. Of these employees, 126 hold Ph.D. degrees, 12 hold M.D. (or foreign equivalent) degrees, 20 hold PharmD degrees and 65 hold other professional degrees such as a J.D. or M.B.A. None of our employees are represented by a labor union, and we consider our employee relations to be good.
During the past five years, our employee turnover has remained consistently below average for the U.S. life sciences industry generally, as well as for life sciences companies located in northern California. Given our expanding operations and need to further grow our headcount to support our business, we continually assess employee turnover, recruitment initiatives, compensation and benefits programs, safety in performing critical laboratory work, diversity and other matters relevant to human capital management, and we review results with our Board of Directors on a periodic basis.
We are an equal opportunity employer and maintain policies that prohibit unlawful discrimination based on race, color, religion, gender, sexual orientation, gender identity/expression, national origin/ancestry, age, disability, marital and veteran status. We are proud to employ a diverse workforce that, as December 31, 2020, was 52% non-white and 53% women. In addition, as of December 31, 2020, 48% of our positions that manage other employees directly were held by non-whites and 46% were held by women, and women made up 33% of our senior leadership team. We strive to build and nurture a culture where all employees feel empowered to be their authentic selves. We respect and appreciate each employee’s unique perspective and experiences, and value their contribution to our mission. It is important that we celebrate, encourage and support similarities and differences to drive innovation for the benefit of our employees, patients and community.

Culture, Compensation and Benefits
At Exelixis, we value being exceptional in what we do and how we lead, excelling for patients by going the extra mile to care for them and exceeding together as a business and contributor to the scientific community. We strive to live these values every day across the company, integrating them into everything from our interview, hiring and onboarding processes, to our performance evaluation, rewards and promotion programs.
We provide generous compensation packages designed to attract and retain high-quality employees, and all of our employees are eligible for cash bonuses and grants of equity awards. We regularly evaluate our compensation programs with an independent compensation consultant and utilize industry benchmarking in an effort to ensure they are competitive compared to similar biotechnology and biopharmaceutical companies with which we compete for talent, as well as fair and equitable across our workforce with respect to gender, race and other personal characteristics. In addition, we are proud to provide a variety of programs and services to help employees meet and balance their needs at work, at home and in life, including an attractive mix of healthcare, insurance and other benefit plans. We deliver a benefits program that is designed to keep our employees and their families healthy, which includes not only medical, dental and vision benefits, but also dependent care, mental health and other wellness benefits. For a discussion of workplace safety measures we have taken, including as a result of the COVID-19 pandemic, see “—Environmental, Health and Safety.”
Beyond compensation, we also value career development for all employees, and we offer a tuition reimbursement program, as well as professional development courses ranging from technical training, competency-based workshops and leadership development programs facilitated by external partners who are experts in their respective fields. Direct managers also take an active role in identifying individualized development plans to assist their employees in realizing their full potential and creating opportunities for promotions and added responsibilities that enhance the engagement and retention of our workforce.
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
Item 1A. Risk Factors
In addition to the risks discussed elsewhere in this report, the following are important factors that make an investment in our securities speculative or risky, and that could cause actual results or events to differ materially from those contained in any forward-looking statements made by us or on our behalf. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we deem immaterial also may impair our business operations. If any of the following risks or such other risks actually occur, our business and the value of your investment in our company could be harmed.
Risks Related to the Commercialization of Our Products
Our ability to grow our company is critically dependent upon the commercial success of CABOMETYX in its approved indications and the further clinical development, regulatory approval and commercial success of the cabozantinib franchise in additional indications.
We anticipate that for the foreseeable future, our ability to maintain or meaningfully increase cash flow to fund our business operations and growth will depend upon the continued commercial success of CABOMETYX, both alone and in combination with other therapies, as a treatment for the highly competitive indications for which it is approved, and possibly for other indications for which cabozantinib has been or is currently being evaluated in potentially label-enabling clinical trials, if warranted by the data generated from these trials. In this regard, part of our strategy is to pursue additional indications for the cabozantinib franchise to increase the number of cancer patients who could benefit from this medicine. However, we cannot be certain that the clinical trials we and our collaboration partners are currently conducting, or may conduct in the future, will demonstrate adequate safety and efficacy in these additional indications to receive regulatory approval in the major commercial markets where CABOMETYX is approved. Even if we and our collaboration partners receive the required regulatory approvals to market cabozantinib for additional indications, we and our collaboration partners may not be able to commercialize CABOMETYX effectively and successfully in these additional indications. If revenue from CABOMETYX decreases or remains flat, or if we are unable to expand the labeled indications in major commercial markets where CABOMETYX is approved, or if we or our partners fail to achieve anticipated product royalties and collaboration milestones, whether as a result of the COVID-19 pandemic or otherwise, we may need to reduce our operating expenses, access other sources of cash or otherwise modify our business plans, which could have a material adverse impact on our business, financial condition and results of operations.
Our ability to grow revenues from sales of CABOMETYX will depend upon the degree of market acceptance among physicians, patients, healthcare payers, and the medical community.
Our ability to increase or maintain revenues from sales of CABOMETYX for its approved indications is, and if approved for additional indications will be, highly dependent upon the extent of market acceptance of CABOMETYX among physicians, patients, government healthcare payers such as Medicare and Medicaid, commercial healthcare plans and the medical community. Market acceptance for CABOMETYX could depend on numerous factors, including the effectiveness and safety profile, or the perceived effectiveness and safety profile, of CABOMETYX compared to competing products, the strength of CABOMETYX sales and marketing efforts and changes in pricing and reimbursement for CABOMETYX. For example, with respect to the recent FDA approval of CABOMETYX in combination with OPDIVO as a first-line treatment of patients with advanced RCC, we cannot predict whether our commercialization efforts will lead to increased adoption of this combination by healthcare professionals, who may continue to treat first-line RCC patients with competing product combinations and reserve CABOMETYX for later in their treatment plan. If CABOMETYX does not continue to be prescribed broadly for the treatment of its approved RCC and HCC indications, our product revenues could flatten or decrease, which could have a material adverse impact on our business, financial condition and results of operations.
Our competitors may develop products, combination therapies and technologies that impair the relative value of our marketed products and any future product candidates.
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
Furthermore, the specific indications for which CABOMETYX is currently or may be approved, based on the results from clinical trials currently evaluating cabozantinib, are highly competitive. Several novel therapies and combinations of therapies have been approved, are in advanced stages of clinical development or are under expedited regulatory review in these indications, and these other therapies are currently competing or are expected to compete with CABOMETYX. Given the shifting landscape of therapeutic strategy following the advent of ICIs, we believe our future success will depend upon our ability to achieve positive clinical trial results for therapies combining cabozantinib with ICIs across multiple indications, and if approved, successfully commercialize such combination therapies. While we have had success in adapting our development strategy for the cabozantinib franchise to address the expanding role of therapies that combine ICIs with other targeted agents, including the recent FDA approval of CABOMETYX in combination with OPDIVO as a first-line treatment of patients with advanced RCC, it is uncertain whether current and future clinical trials, including those evaluating cabozantinib in combination with an ICI in HCC, NSCLC and mCRPC, will lead to regulatory approvals, or whether physicians will prescribe regimens containing cabozantinib instead of competing product combinations. Moreover, the complexities of such a development strategy have required and are likely to continue to require collaboration with some of our competitors.

If we are unable to maintain or increase our sales, marketing, market access and product distribution capabilities for our products, we may be unable to maximize product revenues, which could have a material adverse impact on our business, financial condition and results of operations.
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
Our ability to commercialize our products successfully is highly dependent on the extent to which health insurance coverage and reimbursement is, and will be, available from third-party payers, including governmental payers, such as Medicare and Medicaid, and private health insurers. Third-party payers continue to scrutinize and manage access to pharmaceutical products and services and may limit reimbursement for newly approved products and indications. Patients are generally not capable of paying for CABOMETYX or COMETRIQ themselves and rely on third-party payers to pay for, or subsidize, the costs of their medications, among other medical costs. Accordingly, market acceptance of CABOMETYX and COMETRIQ is dependent on the extent to which coverage and reimbursement is available from third-party payers. These entities could refuse, limit or condition coverage for our products, such as by using tiered reimbursement or pressing for new forms of contracting. If third-party payers do not provide coverage or reimbursement for CABOMETYX or COMETRIQ, our revenues and results of operations will suffer. In addition, even if third-party payers provide some coverage or reimbursement for CABOMETYX or COMETRIQ, the availability of such coverage or reimbursement for prescription drugs under private health insurance and managed care plans, which often varies based on the type of contract or plan purchased, may not be sufficient for patients to afford CABOMETYX or COMETRIQ.
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
For instance, efforts to repeal, substantially modify or invalidate some or all of the provisions of the PPACA, some of which have been successful, create considerable uncertainties for all businesses involved in healthcare, including our own. Although such efforts have not significantly impacted our business to date, there is no assurance that the repeal, modification or invalidation of some or all of the provisions of the PPACA in the future, will not have a material adverse impact on our business, financial condition and results of operations, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
In addition, there are pending federal and state-level legislative proposals that would significantly expand government-provided health insurance coverage, ranging from establishing a single-payer, national health insurance system to more limited “buy-in” options to existing public health insurance programs, each of which could have a significant impact on the healthcare industry. It is also possible that additional governmental actions will be taken in response to the ongoing COVID-19 pandemic, and that such actions would have a significant impact on these public health insurance programs.

While we cannot predict how future legislation (or enacted legislation that has yet to be implemented) will affect our business, such proposals could have the potential to impact access to and sales of our products. Furthermore, the expansion of the 340B Drug Discount Program has increased the number of purchasers who claim eligibility for significant discounts on branded drugs, including our marketed products. Due to general uncertainty in the current regulatory and healthcare policy environment, and specifically regarding positions that the new Biden Administration may take with respect to these issues, we are unable to predict the impact of any legislative, regulatory, third-party payer or policy actions, including potential cost containment and healthcare reform measures. If enacted, we and any third parties we may engage may be unable to adapt to any changes implemented as a result of such measures, and we may have difficulties in sustaining profitability or otherwise experience a material adverse impact on our business, financial condition and results of operations.
Pricing for pharmaceutical products in the U.S. has come under increasing attention and scrutiny by federal and state governments, legislative bodies and enforcement agencies. These activities may result in actions that have the effect of reducing our revenue or harming our business or reputation.
There have been several recent U.S. Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as Executive Orders, designed to, among other things: reduce or limit the prices of drugs and make them more affordable for patients (including, for example, by tying the prices that Medicare reimburses for physician-administered drugs to the prices of drugs in other countries); reform the structure and financing of Medicare Part D pharmaceutical benefits, including through increasing manufacturer contributions to offset Medicare beneficiary costs; bring more transparency to drug pricing rationale and methodologies; enable the government to negotiate prices under Medicare; revise rules associated with the calculation of average manufacturer price and best price under Medicaid, which affect the amount of rebates that we pay on prescription drugs under Medicaid and to covered entities under the 340B Drug Discount Program; eliminate the AKS discount safe harbor protection for manufacturer rebate arrangements with Medicare Part D plan sponsors; create new AKS safe harbors applicable to certain point-of-sale discounts to patients and fixed fee administrative fee payment arrangements with pharmacy benefit managers; and facilitate the importation of certain lower-cost drugs from other countries. While we cannot know the final form or timing of any such legislative, regulatory and/or administrative measures, some of the pending and enacted legislative proposals or executive rulemaking, such as those incorporating International Pricing Index or Most-Favored-Nation models, if implemented without successful legal challenges, would likely have a significant and far-reaching impact on the biopharmaceutical industry and therefore also likely have a material adverse impact on our business, financial condition and results of operations.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing, including the National Medicaid Pooling Initiative. In particular, the obligation to provide notices of price increases to purchasers under laws such as California’s SB-17 may influence customer ordering patterns for CABOMETYX and COMETRIQ, which in turn may increase the volatility of our revenues as a reflection of changes in inventory volumes. Furthermore, adoption of these drug pricing transparency regulations, and our associated compliance obligations, may increase general and administrative costs and/or diminish our revenues as a result of the imposition of caps on pricing and price increases. Therefore, the implementation of these cost-containment measures or other healthcare reforms may result in fluctuations in our results of operations and limit our ability to generate product revenue or commercialize our products.
Lengthy regulatory pricing and reimbursement procedures and cost control initiatives imposed by governments outside the U.S. could delay the marketing of and/or result in downward pressure on the price of our approved products, resulting in a decrease in revenue.
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

Legislation and regulatory action designed to facilitate the development, approval and adoption of generic drugs in the U.S., and the entrance of generic competitors, could limit the revenue we derive from our products, which could have a material adverse impact on our business, financial condition and results of operations.
Under the FDCA, the FDA can approve an ANDA for a generic version of a branded drug without the applicant undertaking the human clinical testing necessary to obtain approval to market a new drug. The FDA can also approve an NDA under section 505(b)(2) of the FDCA that relies in whole or in part on the agency’s findings of safety and/or effectiveness for a previously approved drug. Both the ANDA and 505(b)(2) processes are discussed in more detail above in “Item 1. Business” under the heading “Government Regulation—FDA Review and Approval” in this Annual Report on Form 10-K. In either case, if an ANDA or 505(b)(2) applicant submits an application referencing one of our marketed products prior to the expiry of one or more our Orange Book-listed patents for the applicable product, we may litigate with the potential generic competitor to protect our patent rights, which would result in substantial costs and divert the attention of management, and could have an adverse impact on our stock price. For example, MSN has submitted an ANDA to the FDA requesting approval to market a generic version of CABOMETYX tablets. For a more detailed discussion of this litigation matter, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K. It is possible that MSN or other companies, following FDA approval of an ANDA or 505(b)(2) NDA, could introduce generic versions of our marketed products before our patents expire if they do not infringe our patents or if it is determined that our patents are invalid or unenforceable, and we expect that generic cabozantinib products would be offered at a significantly lower price compared to our marketed cabozantinib products. Therefore, regardless of the regulatory approach, the introduction of a generic version of cabozantinib could significantly decrease our revenues derived from the U.S. sales of CABOMETYX and thereby materially harm our business, financial condition and results of operations.
The U.S. federal government has also taken numerous legislative and regulatory actions to expedite the development and approval of generic drugs and biosimilars. The FDA Reauthorization Act of 2017 includes, inter alia, measures to expedite the development and approval of generic products, where generic competition is lacking even in the absence of exclusivities or listed patents. In addition, the FDA has also released a Drug Competition Action Plan, which proposes actions to broaden access to generic drugs and lower consumers’ healthcare costs by, among other things, improving the efficiency of the generic drug approval process and supporting the development of complex generic drugs, and the FDA has taken steps to implement this plan. Moreover, both Congress and the FDA are considering various legislative and regulatory proposals focused on drug competition, including legislation focused on drug patenting and provision of drug to generic applicants for testing. For example, the Creating and Restoring Equal Access To Equivalent Samples (CREATES) Act of 2019, signed into law as part of the 2019 year-end federal spending package, purports to promote competition in the market for drugs and biological products by facilitating the timely entry of lower-cost generic and biosimilar versions of those drugs and biological products, including by allowing generic manufacturers access to branded drug samples. While the full impact of the CREATES Act is unclear at this time, its provisions do have the potential to facilitate the development and future approval of generic versions of our products, introducing generic competition that could have a material adverse impact on our business, financial condition and results of operations.
Risks Related to Healthcare Regulatory and Other Legal Compliance Matters
We are subject to healthcare laws, regulations and enforcement; our failure to comply with those laws could have a material adverse impact on our business, financial condition and results of operations.
We are subject to federal and state healthcare laws and regulations, which laws and regulations are enforced by the federal government and the states in which we conduct our business. Should our compliance controls prove ineffective at preventing or mitigating the risk and impact of improper business conduct or inaccurate reporting, we could be subject to enforcement of the following, including, without limitation:
•the federal AKS;
•the FDCA and its implementing regulations;
•federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalty laws;
•federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•HIPAA and its implementing regulations;
•state law equivalents of each of the above federal laws;
•the Open Payments program of the PPACA;

•state and local laws and regulations that require drug manufacturers to file reports relating to marketing activities, payments and other remuneration and items of value provided to healthcare professionals and entities; and
•state and federal pharmaceutical price and price reporting laws and regulations.
In addition, we may be subject to the Foreign Corrupt Practices Act, a U.S. law which regulates certain financial relationships with foreign government officials (which could include, for example, medical professionals employed by national healthcare programs) and its foreign equivalents, as well as federal and state consumer protection and unfair competition laws.
These federal and state healthcare laws and regulations govern drug marketing practices, including off-label promotion. If our operations are found, or even alleged, to be in violation of the laws described above or other governmental regulations that apply to us, we, or our officers or employees, may be subject to significant penalties, including administrative civil and criminal penalties, damages, fines, regulatory penalties, the curtailment or restructuring of our operations, exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs, imprisonment, reputational harm, additional reporting requirements and oversight, any of which would adversely affect our ability to sell our products and operate our business and also adversely affect our financial results. Furthermore, responding to any such allegation and/or defending against any such enforcement actions can be time-consuming and would require significant financial and personnel resources. Therefore, if any state or the federal government initiates an enforcement action against us, our business may be impaired, and even if we are ultimately successful in our defense, litigating these actions could result in substantial costs and divert the attention of management.
Enhanced governmental and private scrutiny over, or investigations or litigation involving, pharmaceutical manufacturer donations to patient assistance programs offered by charitable foundations could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
To help patients afford our products, we have a patient assistance program and also occasionally make donations to independent charitable foundations that help financially needy patients. These types of programs designed to assist patients with affording pharmaceuticals have become the subject of Congressional interest and enhanced government scrutiny. The U.S. Department of Health and Human Services Office of Inspector General established guidelines permitting pharmaceutical manufacturers to make donations to charitable organizations that provide co-pay assistance to Medicare patients, provided that manufacturers meet certain specified compliance requirements. In the event we make such donations but are found not to have complied with these guidelines and other laws or regulations respecting the operation of these programs, we could be subject to significant damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. We also rely on a third-party hub provider and exercise oversight to monitor patient assistance program activities. Hub providers are generally hired by manufacturers to assist patients with insurance coverage, financial assistance and treatment support after the patients receive a prescription from their healthcare professional. For manufacturers of specialty pharmaceuticals (including our marketed products), the ability to have a single point of contact for their therapies helps ensure efficient medication distribution to patients. Accordingly, our hub activities are also subject to scrutiny and may create risk for us if not conducted appropriately. A variety of entities, including independent charitable foundations and pharmaceutical manufacturers, but not including our company, have received subpoenas from the U.S. Department of Justice and other enforcement authorities seeking information related to their patient assistance programs and support. Should we or our hub providers receive a subpoena or other process, regardless of whether we are ultimately found to have complied with the regulations governing patient assistance programs, this type of government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
We are subject to laws and regulations relating to privacy, data protection and the collection and processing of personal data. Failure to maintain compliance with these regulations could create additional liabilities for us.
The legislative and regulatory landscape for privacy and data protection continues to evolve globally and in the U.S. For example, the CCPA went into operation in 2020 and affords California residents expanded privacy rights and protections, including civil penalties for violations and statutory damages under a private right of action for data security breaches. These protections will be expanded by CPRA, which will be operational in most key respects on January 1, 2023. Similar legislative proposals are being advanced in other states and Congress is also considering federal privacy legislation. In addition, most healthcare providers are subject to privacy and security requirements under HIPAA. Although we are not considered to be a covered entity or business associate under HIPAA, we could be subject to penalties if we use or disclose individually identifiable health information in a manner not authorized or permitted by HIPAA. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. For example, the EU General Data Protection Regulation 2016/679 (GDPR) regulates the processing of personal data of individuals within the EU, even if, under certain circumstances, that processing occurs outside the EU, and also restricts transfers of such data to countries outside of the EU, including the U.S. Should we fail to provide adequate privacy or data security protections or maintain compliance with these laws and regulations, including the CCPA, CPRA and GDPR, we could be subject to sanctions or other penalties, litigation or an increase in our cost of doing business.
Risks Related to Growth of Our Product Portfolio and Research and Development
Clinical testing of cabozantinib for new indications, or of new product candidates, is a lengthy, costly, complex and uncertain process that may fail ultimately to demonstrate safety and efficacy for those products sufficiently impressive to compete in our highly competitive market environment.
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
•additional complexities posed by clinical trials evaluating cabozantinib or our other product candidates in combination with other therapies, including the failure by our collaboration partners to provide us with an adequate and timely supply of product that complies with the applicable quality and regulatory requirements for a combination trial;
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
If there are further delays in or termination of the clinical testing of cabozantinib or our other product candidates due to any of the events described above or otherwise, our expenses could increase and our ability to generate revenues could be impaired, either of which could adversely impact our financial results. Furthermore, we rely on our collaboration partners to fund a significant portion of our clinical development programs. Should one or all of our collaboration partners decline to support future planned clinical trials, we will be entirely responsible for financing the further development of the cabozantinib franchise or our other product candidates and, as a result, we may be unable to execute our current business plans, which could have a material adverse impact on our business, financial condition and results of operations.
We may not be able to pursue the further development of the cabozantinib franchise or our other product candidates or meet current or future requirements of the FDA or regulatory authorities in other jurisdictions in accordance with our stated timelines or at all. Our planned clinical trials may not begin on time, or at all, may not be completed on schedule, or at all, may not be sufficient for registration of our product candidates or may not result in an approvable product. The duration and the cost of clinical trials vary significantly as a result of factors relating to the clinical trial, including, among others: characteristics of the product candidate under investigation; the number of patients who ultimately participate in the clinical trial; the duration of patient follow-up; the number of clinical sites included in the trials; and the length of time required to enroll eligible patients.
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
The activities associated with the research, development and commercialization of the cabozantinib franchise and our other product candidates are subject to extensive regulation by the FDA and other regulatory agencies in the U.S., as well as by comparable authorities in other territories. The processes of obtaining regulatory approvals in the U.S. and other foreign jurisdictions is expensive and often takes many years, if approval is obtained at all, and they can vary substantially based upon the type, complexity and novelty of the product candidates involved. For example, before an NDA or sNDA can be submitted to the FDA, or an MAA to the EMA or any application or submission to regulatory authorities in other jurisdictions, the product candidate must undergo extensive clinical trials, which can take many years and require substantial expenditures.
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
Even if the FDA or a comparable authority in another jurisdiction approves cabozantinib for one or more new indications, such approval may be limited, imposing significant restrictions on the indicated uses, conditions for use, labeling, distribution, and/or production of the product and could impose requirements for post-approval studies, including additional research and clinical trials, all of which may result in significant expense and limit our and our collaboration partners’ ability to commercialize cabozantinib in one or more new indications. For example, based on the regulatory feedback from the FDA, and if supported by the clinical data from COSMIC-021, we intend to submit an sNDA to the FDA seeking accelerated approval of cabozantinib in an mCRPC indication in 2021. We expect that as a condition of any potential approval accelerated approval, the FDA will require us to perform confirmatory post-marketing clinical trials to confirm the clinical benefit, if any, of cabozantinib in combination with Roche’s atezolizumab in patients with locally advanced or metastatic solid tumors, such as mCRPC. Failure to complete post-marketing requirements of the FDA in connection with a specific approval in accordance with the timelines and conditions set forth by the FDA could significantly increase costs or delay, limit or ultimately restrict the commercialization of cabozantinib in that indication. Further, regulatory agencies could also impose various administrative, civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. In response to the COVID-19 pandemic, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act and the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, Presidents Trump and Biden have issued various executive orders, and additional legislative, executive, and regulatory proposals are pending to, among other things, prevent drug shortages and reduce the dependency of the United States on foreign supply chains and manufacturing. While we are still assessing these enacted and proposed changes, they could have a material adverse impact on our business, financial condition, and results of operations.
We may be unable to expand our development pipeline, which could limit our growth and revenue potential.
Our business is focused on the discovery, development and commercialization of new medicines for difficult-to-treat cancers. In this regard, we have invested in substantial technical, financial and human resources toward drug discovery activities with the goal of identifying new product candidates to advance into clinical trials. Notwithstanding this investment, many programs that initially show promise will ultimately fail to yield product candidates for multiple reasons. For example, product candidates may, on further study, be shown to have inadequate efficacy, harmful side effects, suboptimal pharmaceutical profiles or other characteristics suggesting that they are unlikely to be commercially viable products.
Apart from our drug discovery efforts, our strategy to expand our development pipeline is also dependent on our ability to successfully identify and acquire or in-license relevant product candidates. However, the in-licensing and acquisition of product candidates is a highly competitive area, and many other companies are pursuing the same or similar product candidates to those that we may consider attractive. In particular, larger companies with more capital resources and more extensive clinical development and commercialization capabilities may have a competitive advantage over us. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We may also be unable to in-license or acquire additional product candidates on acceptable terms that would allow us to realize an appropriate return on our investment. Even if we succeed in our efforts to obtain rights to suitable product candidates, the competitive business environment may result in higher acquisition or licensing costs, and our investment in these potential products will remain subject to the inherent risks associated with the development and commercialization of new medicines. In certain circumstances, we may also be reliant on the licensor for the continued development of the in-licensed technology and their efforts to safeguard their underlying intellectual property.
With respect to acquisitions, we may not be able to integrate the target company successfully into our existing business, maintain the key business relationships of the target, or retain key personnel of an acquired business. Furthermore, we could assume unknown or contingent liabilities or incur unanticipated expenses. Any acquisitions or investments made by us also could result in our spending significant amounts, issuing dilutive securities, assuming or incurring significant debt obligations and contingent liabilities, incurring large one-time expenses and acquiring intangible assets that could result in significant future amortization expense and significant write-offs, any of which could harm our financial condition and results of operations. If our drug discovery efforts, including research collaborations and in-licensing arrangements, do not result in suitable product candidates, our business and prospects for growth could suffer.
Risks Related to Financial Matters and Capital Requirements
Our profitability could be negatively impacted if expenses associated with our extensive clinical development, business development and commercialization activities, both for the cabozantinib franchise and our earlier-stage product candidates, grow more quickly than the revenues we generate.
Although we reported net income of $111.8 million and $321.0 million for the years ended December 31, 2020 and 2019, respectively, we may not be able to maintain or increase profitability on a quarterly or annual basis, and we are unable to predict the extent of future profits or losses. The amount of our net profits or losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the U.S.; our achievement of clinical, regulatory and commercial milestones, if any, under our collaboration agreements; the amount of royalties from sales of CABOMETYX and COMETRIQ outside of the U.S. under our collaboration agreements; other collaboration revenues; and the level of our expenses, including those associated with our extensive clinical development, business development and commercialization activities, both for the cabozantinib franchise and our earlier-stage product candidates. For example, we reported a net loss for the quarter ended September 30, 2020, primarily due to substantial increases in clinical trial costs, license and other collaboration costs, and personnel expenses relative to the prior fiscal quarters, and it is possible that we may experience net losses in future fiscal quarters or fiscal years, whether due to increases in costs and expenses or otherwise. We expect to continue to spend substantial amounts to fund the continued development of the cabozantinib franchise for additional indications and the commercialization of our approved products. In addition, we intend to continue to expand our oncology product pipeline through our drug discovery efforts, including research collaborations and in-licensing arrangements that align with our oncology drug development, regulatory and commercial expertise, which efforts could involve substantial costs. To offset these costs in the future, we will need to generate substantial revenues. If these costs exceed our current expectations, or we fail to achieve anticipated revenue targets, the market value of our common stock may decline.
If additional capital is not available to us when we need it, we may be unable to expand our product offerings and maintain business growth.
Our commitment of cash resources to CABOMETYX and the reinvestment in our product pipeline through the continued development of the cabozantinib franchise and increasing drug discovery activities, as well as through the execution of business development transactions, could require us to obtain additional capital. We may seek such additional capital through some or all of the following methods: corporate collaborations; licensing arrangements; and public or private debt or equity financings. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. Disruptions in the U.S. and global financial markets, including disruptions that have resulted and may continue to result from the COVID-19 pandemic and the related downturn in the U.S. and global economy, as well as future potential U.S. federal government shutdowns, rising interest rate environments, increased or changed tariffs and trade restrictions or otherwise, may adversely impact the availability and cost of credit, as well as our ability to raise additional funds in the capital markets. Economic and capital markets conditions have been, and continue to be, volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business. In particular, our inability to access additional funds, whether due to the COVID-19 pandemic or otherwise, could in the future inhibit our ability to engage in larger-scale strategic transactions or investments. We do not know whether additional capital will be available when needed, or that, if available, we will obtain additional capital on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be unable to expand our product offerings and maintain business growth, which could have a material adverse impact on our business, financial condition and results of operations.
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
Our clinical, regulatory and commercial collaborations with major companies make us reliant on those companies for their continued performance, which subjects us to a number of risks.
We have established clinical and commercial collaborations with leading biotechnology, biopharmaceutical and pharmaceutical companies, including, Ipsen, Takeda, Roche and Genentech, BMS and Daiichi Sankyo, for the development and commercialization of our products, and our dependence on these collaboration partners subjects us to a number of risks, including:
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
Our growth potential is dependent in part upon companies with which we have entered into research collaborations, in-licensing arrangements and similar business development relationships.
To expand our early-stage product pipeline, we have augmented our drug discovery activities with multiple research collaborations and in-licensing arrangements with other companies, including StemSynergy, Invenra, Iconic, Aurigene, Catalent, NBE and Adagene. Our dependence on our relationships with these research and in-licensing partners subjects us to numerous risks, including:
•our research and in-licensing partners’ decision to terminate our relationship, or their failure to comply with the terms of our agreements, either intentionally or as a result of negligent performance;
•disputes that may arise between us and our research and in-licensing partners that result in the delay or termination of research activities with respect to any in-licensed assets or supporting technology platforms;
•the possibility that our research and in-licensing partners may experience financial difficulties, including, without limitation, difficulties arising from the impact of the COVID-19 pandemic, which prevent them from fulfilling their obligations under our agreements;
•our research and in-licensing partners’ failure to properly maintain or defend their intellectual property rights or their use of third-party intellectual property rights or proprietary information in such a way as to invite litigation that could jeopardize or invalidate our license to develop these assets or utilize technology platforms; and
•our research and in-licensing partners’ failure to comply with applicable healthcare laws, as well as established guidelines, laws and regulations related to GMP and GLP.
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
We do not have the ability to conduct clinical trials for cabozantinib or for new potential product candidates independently, so we rely on independent third parties for the performance of these trials, such as the U.S. federal government (including NCI-CTEP, a department of the National Institutes of Health, with whom we have our CRADA), third-party contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, whether as a result of the COVID-19 pandemic or otherwise, or if the third parties must be replaced or if the quality or accuracy of the data they generate or provide is compromised due to their failure to adhere to our clinical trial or data security protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or commercialize cabozantinib or other product candidates beyond currently approved indications. In addition, due to the complexity of our research initiatives, we may be unable to engage with third-party contract research organizations that have the necessary experience and sophistication to further our drug discovery efforts, which would impede our ability to identify, develop and commercialize our potential product candidates.
We lack our own manufacturing and distribution capabilities necessary for us to produce materials required for certain preclinical activities and to produce and distribute our products for clinical development or for commercial sale, and our reliance on third parties for these services subjects us to various risks.
We do not own or operate manufacturing facilities, distribution facilities or resources for CMC development activities, preclinical, clinical or commercial production and distribution for our current products and new product candidates. Instead, we rely on various third-party contract manufacturing organizations to conduct these operations on our behalf. As our operations continue to grow in these areas, we continue to expand our supply chain through secondary third-party contract manufacturers, distributors and suppliers. To establish and manage our supply chain requires a significant financial commitment, the creation of numerous third-party contractual relationships and continued oversight of these third parties to fulfill compliance with applicable regulatory requirements. Although we maintain significant resources to directly and effectively oversee the activities and relationships with the companies in our supply chain, we do not have direct control over their operations.
Our third-party contract manufacturers may not be able to produce material on a timely basis or manufacture material with the required quality standards, or in the quantity required to meet our preclinical, clinical development and commercial needs and applicable regulatory requirements, including as a result of the COVID-19 pandemic. Although we have not yet experienced production delays or seen significant impairment to our supply chain as a result of the COVID-19 pandemic, our third-party contract manufacturers, distributors and suppliers could experience operational delays due to facility closures and other hardships as a result of the COVID-19 pandemic, which could impact our supply chain by potentially causing delays to or disruptions in the supply of our commercial or clinical products or product candidates. If our third-party contract manufacturers, distributors and suppliers do not continue to supply us with our products or product candidates in a timely fashion and in compliance with applicable quality and regulatory requirements, or if they otherwise fail or refuse to comply with their obligations to us under our manufacturing, distribution and supply arrangements, we may not have adequate remedies for any breach. Furthermore, their failure to supply us could impair or preclude meeting commercial or clinical product supply requirements for us or our partners, which could delay product development and future commercialization efforts and have a material adverse impact on our business, financial condition and results of operations. In addition, through our third-party contract manufacturers and data service providers, we continue to provide serialized commercial products as required to comply with the DSCSA. If our third-party contract manufacturers or data service providers fail to support our efforts to continue to comply with DSCSA and any future federal or state electronic pedigree requirements, we may face legal penalties or be restricted from selling our products.
If third-party scientific advisors and contractors we rely on to assist with our drug discovery efforts do not perform as expected, the expansion of our product pipeline may be delayed.
We work with scientific advisors at academic and other institutions, as well as third-party contractors in various locations throughout the world, that assist us in our research and development efforts, including in drug discovery and preclinical development strategy. These third parties are not our employees and may have other commitments or contractual obligations that limit their availability to us. Although these third-party scientific advisors and contractors generally agree not to do competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services. There has also been increased scrutiny surrounding the disclosures of payments made to medical researchers from companies in the pharmaceutical industry, and it is possible that the academic and other institutions that employ these medical researchers may prevent us from engaging them as scientific advisors and contractors or otherwise limit our access to these experts, or that the scientific advisors themselves may now be more reluctant to work with industry partners. Even if these scientific advisors and contractors with whom we have engaged intend to meet their contractual obligations, their ability to perform services may be impacted by external factors, as we experienced in the early stages of the COVID-19 pandemic. If we experience additional delays in the receipt of services, lose work performed by these scientific advisors and contractors or are unable to engage them in the first place, our discovery and development efforts with respect to the matters on which they were working or would work in the future may be significantly delayed or otherwise adversely affected.
Risks Related to Our Information Technology and Intellectual Property
Data breaches, cyber attacks and other failures in our information technology operations and infrastructure could compromise our intellectual property or other sensitive information, damage our operations and cause significant harm to our business and reputation.
In the ordinary course of our business, we and our third-party service providers, such as contract research organizations, collect, maintain and transmit sensitive data on our networks and systems, including our intellectual property and proprietary or confidential business information (such as research data and personal information) and confidential information with respect to our customers, clinical trial patients and our collaboration partners. We have also outsourced significant elements of our information technology infrastructure to third parties and, as a result, such third parties may or could have access to our confidential information. The secure maintenance of this information is critical to our business and reputation, and while we have enhanced and are continuing to enhance our cybersecurity efforts commensurate with the growth and complexity of our business, our systems and those of third-party service providers may be vulnerable to a cyber attack. Such vulnerabilities may be further exacerbated by the fact that our workforce is operating remotely as we comply with shelter in place orders and the recent rise in COVID-19 phishing attacks targeting remote workers. In addition, we are heavily dependent on the functioning of our information technology infrastructure to carry out our business processes, such as external and internal communications or access to clinical data and other key business information. Accordingly, both inadvertent disruptions to this infrastructure and cyber attacks could cause us to incur significant remediation or litigation costs, result in product development delays, disrupt critical business operations, expend key information technology resources and divert the attention of management.
Although the aggregate impact of cyber attacks on our operations and financial condition has not been material to date, we and our third-party service providers have frequently been the target of threats of this nature and expect them to continue. Any data breach and/or unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose our sensitive business information or sensitive business information of our collaboration partners, which may lead to significant liability for us. A data security breach could also lead to public exposure of personal information of our clinical trial patients, employees or others and result in harm to our reputation and business, compel us to comply with federal and/or state breach notification laws and foreign law equivalents including the GDPR, subject us to investigations and mandatory corrective action, or otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could disrupt our business, result in increased costs or loss of revenue, and/or result in significant financial exposure. Furthermore, the costs of maintaining or upgrading our cybersecurity systems (including the recruitment and retention of experienced information technology professionals, who are in high demand) at the level necessary to keep up with our expanding operations and prevent against potential attacks are increasing, and despite our best efforts, our network security and data recovery measures and those of our third-party service providers may still not be adequate to protect against such security breaches and disruptions, which could cause material harm to our business, financial condition and results of operations.
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
Our commercial success depends in part upon our ability to avoid infringing patents and proprietary rights of third parties and not to breach any licenses that we have entered into with regard to our technologies and the technologies of third parties. Other parties have filed, and in the future are likely to file, patent applications covering products and technologies that we have developed or intend to develop. If patents covering technologies required by our operations are issued to others, we may have to obtain licenses from third parties, which may not be available on commercially reasonable terms, or at all, and may require us to pay substantial royalties, grant a cross-license to some of our patents to another patent holder or redesign the formulation of a product candidate so that we do not infringe third-party patents, which may be impossible to accomplish or could require substantial time and expense. In addition, we may be subject to claims that our employees or independent contractors have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers, or used or sought to use patent inventions belonging to their former employers. Furthermore, third parties may obtain patents that relate to our technologies and claim that use of such technologies infringes on their patents or otherwise employs their proprietary technology without authorization. Regardless of their merit, such claims could require us to incur substantial costs and divert the attention of management and key technical personnel in defending ourselves against any such claims or enforcing our own patents. In the event of any third party’s successful claim of patent infringement or misappropriation of trade secrets, we may lose valuable intellectual property rights or personnel, which could impede or prevent the achievement of our product development goals, or we may be required to pay damages and obtain one or more licenses from these third parties, subjecting us to substantial royalty payment obligations. We may not be able to obtain these licenses on commercially reasonable terms, or at all. Defense of any lawsuit or failure to obtain any of these licenses could adversely affect our ability to develop and commercialize products.
Risks Related to Our Operations, Managing Our Growth and Employee Matters
If the COVID-19 pandemic is further prolonged or becomes more severe, our business operations and corresponding financial results could suffer, which could have a material adverse impact on our financial condition and prospects for growth.
To date, the COVID-19 pandemic has had a modest impact on our business operations, in particular on our clinical trial, drug discovery and commercial activities. For example, to varying degrees and at different rates across our clinical trials being conducted in regions impacted by COVID-19, we experienced declines in screening and enrollment activity, delays in new site activations, and restrictions on access to treatment sites that is necessary to monitor clinical study progress and initiation. However, as the COVID-19 pandemic continues to surge in various parts of the world, the impact on our clinical development operations could grow more severe. We anticipate that a further prolonged, or more severe, global public health crisis could limit our ability to identify and work with clinical investigators at clinical trial sites globally to enroll, initiate and maintain treatment per protocol of patients for our ongoing clinical trials. Disruptions to medical and administrative operations at clinical trial sites and the implementation of crisis management initiatives have and may continue to reduce personnel and other resources necessary to conduct our clinical trials, which could delay our clinical trial plans or require certain trials to be temporarily suspended. Moreover, quarantines and travel restrictions have impeded and may continue to impede patient movement or interrupt healthcare services, which we anticipate over time, could also interfere with and potentially negatively impact clinical trial execution, and ultimately results. In addition, increased costs connected with our efforts to mitigate the adverse impacts resulting from the COVID-19 pandemic on our clinical trials could cause the expenses we incur in conducting those clinical trials to increase considerably. Specifically, with respect to our clinical trials evaluating cabozantinib in combination with therapies that must be administered via professional intravenous infusion, such as COSMIC-312, COSMIC-313, COSMIC-021, CONTACT-01, CONTACT-02, CONTACT-03, or our early-stage trials evaluating XL092 and other product candidates to the extent they may incorporate additional therapies that must be administered via professional intravenous infusion, limited patient movement or interrupted healthcare services at medical institutions have delayed in some instances, and may continue to delay or prevent, on-site infusion of the therapies being evaluated in combination with cabozantinib. If a sizable portion of patients in our combination studies are unable or unwilling to receive all components of the combination therapy being tested in accordance with the applicable clinical trial protocol, it could cause those studies to be delayed, suspended or prevented from producing statistically significant results. Depending upon the duration and severity of the COVID-19 pandemic, we could also experience delays in the commencement of new clinical trials of cabozantinib, or our earlier-stage investigative product candidates. The COVID-19 pandemic could also impede clinical operations and delay our planning and preparation timelines for new clinical trials, as well as adversely affect our ability to obtain regulatory approval for clinical protocols and increase the operating expenses connected with these new clinical trials.
In addition, the COVID-19 pandemic caused us to suspend drug discovery work in our laboratories temporarily while we observed the shelter in place orders issued by the State of California and Alameda County. We also experienced some modest delays with respect to the portion of drug discovery work outsourced to third-party contractors in regions first impacted by COVID-19. While both drug discovery work in our laboratories and outsourced drug discovery activities have since partially resumed, we may be unable to maximize the potential of these programs due to reduced staffing and the imposition of increased safety protocols, and should the COVID-19 pandemic continue to grow in severity, we may have to further scale back or suspend activities in the future. For example, as a result of spikes or surges in infection, positivity or hospitalization rates, we may choose or be required to suspend work in our laboratories, which will once again impede our drug discovery efforts. With respect to the preclinical development work and drug discovery activities outsourced to third-party contractors, the COVID-19 pandemic could again impede these third parties from providing timely deliverables to us in the future. In addition, should we experience delays in the construction of new laboratory facilities due to the COVID-19 pandemic, our ability to expand our drug discovery activities may be impaired. As a result, should the COVID-19 pandemic be further prolonged or grow in severity, we may ultimately be unable to achieve our drug discovery and preclinical development objectives within the previously disclosed timelines, which could have a material adverse impact on our prospects for growth.
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
Although as of the date of this Annual Report, we continue to maintain substantial safety stock inventories for our drug substance and drug products and have not experienced production delays or seen significant impairment to our supply chain as a result of the COVID-19 pandemic, our third-party contract manufacturers and suppliers could experience operational delays due to facility closures and other hardships as a result of the COVID-19 pandemic, which could impact our supply chain by potentially causing delays to or disruptions in the supply of our commercial or clinical products or product candidates. These delays or disruptions could be further exacerbated if the COVID-19 pandemic begins to impact essential distribution systems, which could substantially increase delivery times and costs, or otherwise adversely affect our ability to provide our products to customers and clinical trial sites and generate product revenues.
In response to the COVID-19 pandemic, we have taken numerous temporary precautions to help mitigate the risk of transmission of the virus, including: reducing the number of our employees working on-site at our Alameda headquarters under enhanced safety and social distancing protocols; suspending all non-essential business travel for our employees; and limiting the circumstances under which our field employees may engage in in-person promotional activities with healthcare professionals. Over a longer period, these measures could delay our research and development programs, reduce engagements with potential prescribers for our products, and impede our ability to execute on our long-term business plans. Further, extended periods of remote work could impede the focused attention of management or reduce the productivity of teams that would otherwise be working closely together.
In addition, as a result of broad economic shifts during and as a consequence of efforts to address unemployment and other negative economic effects the COVID-19 pandemic, we may experience further reductions in the net price of our products. For example, there may be a substantial shift from private health insurance coverage to government insurance coverage, or additional downward pressure on the prices government purchasers will pay for our products due to significant increases in government debt incurred in connection with relief efforts, as well as significant increases in demand for our patient assistance and/or free drug program or other impacts that may not be foreseeable, all or any of which would adversely affect our product revenues.
While we expect the COVID-19 pandemic to continue to have varying degrees of adverse impact on our business operations and, potentially in the future, our financial results, the extent of such adverse impact will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the U.S. and in other countries, and the effectiveness of actions taken globally to contain and treat the disease, including the rate at which vaccinations are made available and the percentage of the population that becomes vaccinated. These effects could materially and adversely affect our business, financial condition, results of operations and growth prospects, and exacerbate the other risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.
If we are unable to manage our growth, there could be a material adverse impact on our business, financial condition and results of operations, and our prospects may be adversely affected.
We have experienced and expect to continue to experience growth in the number of our employees and in the scope of our operations, in particular as we continue to expand the cabozantinib franchise into new indications and grow our pipeline of product candidates. This growth places significant demands on our management and resources, and our current and planned personnel and operating practices may not be adequate to support our growth. To effectively manage our growth, we must continue to improve existing, and implement new, facilities, operational and financial systems, and procedures and controls, as well as expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies or control deficiencies. We expect that we may need to increase our management personnel to oversee our expanding operations, and recruiting and retaining qualified individuals is difficult. If we are unable to manage our growth effectively, including as a result of the COVID-19 pandemic or otherwise, or we are unsuccessful in recruiting qualified management personnel, there could be a material adverse impact on our business, financial condition and results of operations.
The loss of key personnel or the inability to retain and, where necessary, attract additional personnel could impair our ability to operate and expand our operations.
We are highly dependent upon the principal members of our management, as well as clinical, commercial and scientific staff, the loss of whose services might adversely impact the achievement of our objectives. Also, we may not have sufficient personnel to execute our business plans. Retaining and, where necessary, recruiting qualified clinical, commercial, scientific and pharmaceutical operations personnel will be critical to support activities related to advancing the development program for the cabozantinib franchise and our other product candidates, successfully executing upon our commercialization plan for the cabozantinib franchise and our proprietary research and development efforts. Competition is intense for experienced clinical, commercial, scientific and pharmaceutical operations personnel, and we may be unable to retain or recruit such personnel with the expertise or experience necessary to allow us to successfully develop and commercialize our products. Similarly, the COVID-19 pandemic could negatively impact the health of key personnel or make it difficult to recruit qualified personnel for critical positions. Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.
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
We may be held liable if any product we or our collaboration partners develop or commercialize causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, product liability claims could result in decreased demand for our products and product candidates, injury to our reputation, withdrawal of patients from our clinical trials, product recall, substantial monetary awards to third parties and the inability to commercialize any products that we may develop in the future. We maintain limited product liability insurance coverage for our clinical trials and commercial activities for cabozantinib. However, our insurance may not be sufficient to reimburse us for expenses or losses we may suffer. Moreover, if insurance coverage becomes more expensive, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability.
Risks Related to Our Common Stock
Our stock price has been and may in the future be highly volatile.
The trading price of our common stock has been highly volatile, and it may remain highly volatile or fluctuate substantially due to factors such as the following, many of which we cannot control:
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
•the timing of achievement of our clinical, regulatory, partnering, commercial and other milestones for the cabozantinib franchise or any of our other programs or product candidates;
•our ability to make future investments in the expansion of our pipeline through drug discovery, including future research collaborations, in-licensing arrangements and other business development activities;
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our corporate headquarters is located in Alameda, California, where we lease a total of 228,941 square feet of space. We expect to take possession of an additional 25,749 square feet of space on or prior to June 1, 2021. The lease expires in October 2031. We have two five-year options to extend the lease. In October 2019, we entered into a build-to-suit lease agreement (the Build-to-Suit Lease) for approximately 220,000 square feet of additional office facilities adjacent to our current corporate headquarters. The term of the Build-to-Suit Lease is for a period of 242 months, which will begin on the substantial completion of the building and tenant improvements by the lessor. We currently anticipate that the term will begin in April 2022. We believe these leased facilities are sufficient to accommodate our current and near-term needs.
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
Holders
On February 1, 2021, there were 361 holders of record of our common stock. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.
Dividends
Since inception, we have not paid dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and currently do not plan to pay any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities by us during the year ended December 31, 2020.
Repurchases of Equity Securities
There were no repurchases of our common stock during the year ended December 31, 2020.
Performance
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended.

The following graph compares, for the five-year period ended December 31, 2020, the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes that $100 was invested on December 31, 2015 in each of our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Cumulative Total Return
600
500
400
300
200
100
0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Exelixis, Inc.
NASDAQ Composite Total Return
Nasdaq Biotechnology Total Return

	December 31,
	2015	2016	2017	2018	2019	2020
Exelixis, Inc.	100	264	539	345	302	356
Nasdaq Composite Total Return	100	109	141	136	188	272
Nasdaq Biotechnology Total Return	100	79	96	86	107	138
Item 6. Selected Financial Data
The following Selected Financial Data has been derived from our audited Consolidated Financial Statements and should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data” contained in this Annual Report on Form 10-K. The consolidated financial information as of December 31, 2020 and 2019, and for the years ended, December 31, 2020, 2019 and 2018 are derived from audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The consolidated financial information as of December 31, 2018, 2017 and 2016, and for each of the years ended December 31, 2017 and 2016, are derived from audited Consolidated Financial Statements not included in this Annual Report on Form 10-K.
We have adopted a 52- or 53-week fiscal year policy that ends on the Friday closest to December 31st. Fiscal year 2020, which was a 52-week fiscal year, ended on January 1, 2021, fiscal year 2019, which was a 53-week fiscal year, ended on January 3, 2020; fiscal year 2018, which was a 52-week fiscal year, ended on December 28, 2018; fiscal year 2017, which was a 52-week fiscal year, ended on December 29, 2017 and fiscal year 2016, which was a 52-week fiscal year, ended on December 30, 2016.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Consolidated Statements of Income Data:
Revenues (1)(2)	$987,538	$967,775	$853,826	$452,477	$191,454
Total operating expenses (2)	$877,478	$598,305	$414,971	$286,567	$219,578
Income (loss) from operations	$110,060	$369,470	$438,855	$165,910	$(28,124)
Provision for (benefit from) income taxes (3)	$19,056	$77,097	$(237,978)	$4,350	$—
Net income (loss)	$111,781	$321,012	$690,070	$154,227	$(70,222)
Net income (loss) per share:
Basic	$0.36	$1.06	$2.32	$0.52	$(0.28)
Diluted	$0.35	$1.02	$2.21	$0.49	$(0.28)
Weighted average common shares outstanding:
Basic	308,271	302,584	297,892	293,588	250,531
Diluted	318,001	315,009	312,803	312,003	250,531

	December 31,
	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Cash and investments	$1,538,842	$1,388,628	$851,621	$457,176	$479,554
Working capital	$1,240,737	$868,444	$791,544	$369,704	$200,215
Total assets	$2,137,333	$1,885,670	$1,422,286	$655,294	$595,739
Long-term obligations (4)	$53,562	$56,954	$29,361	$255,163	$237,635
Total stockholders' equity	$1,879,113	$1,685,970	$1,287,453	$284,961	$89,318
____________________
(1) Revenues for the years ended December 31, 2020, 2019 and 2018 are presented under Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), while revenues for the years ended December 31, 2017 and 2016 continue to be reported in accordance with our historic accounting under previous revenue recognition guidance, Accounting Standards Codification Topic 605: Revenue Recognition.
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
We have adopted a 52- or 53-week fiscal year policy that ends on the Friday closest to December 31st. Fiscal year 2020, which was a 52-week fiscal year, ended on January 1, 2021, fiscal year 2019, which was a 53-week fiscal year, ended on January 3, 2020, and fiscal year 2018, which was a 52-week fiscal year, ended on December 28, 2018. For convenience, references in this report as of and for the fiscal years ended January 1, 2021, January 3, 2020 and December 28, 2018 are indicated as being as of and for the years ended December 31, 2020, 2019 and 2018, respectively.
This discussion and analysis generally addresses 2020 and 2019 items and year-over-year comparisons between 2020 and 2019. Discussions of 2018 items and year-over-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 25, 2020.
Overview
We are an oncology-focused biotechnology company that strives to accelerate the discovery, development and commercialization of new medicines for difficult-to-treat cancers. Since we were founded in 1994, four products resulting from our discovery efforts have progressed through clinical development, received regulatory approval and established a commercial presence in various geographies around the world. Two are derived from cabozantinib, our flagship molecule, an inhibitor of multiple tyrosine kinases including MET, AXL, VEGF receptors and RET. Our cabozantinib products are: CABOMETYX tablets approved for advanced RCC, both alone and in combination with OPDIVO, and for previously treated HCC; and COMETRIQ capsules approved for progressive, metastatic MTC. For these types of cancer, cabozantinib has become or is becoming a standard of care. The other two products resulting from our discovery efforts are: COTELLIC, an inhibitor of MEK, approved as part of multiple combination regimens to treat specific forms of advanced melanoma and marketed under a collaboration with Genentech; and MINNEBRO, an oral, non-steroidal, selective blocker of the MR, approved for the treatment of hypertension in Japan and licensed to Daiichi Sankyo.
The FDA first approved CABOMETYX for previously treated patients with advanced RCC in April 2016, and in December 2017 the FDA expanded CABOMETYX’s approval to include previously untreated patients with advanced RCC. Additionally, in January 2019, the FDA approved CABOMETYX for the treatment of patients with HCC who have been previously treated with sorafenib. Most recently on January 22, 2021, the FDA approved CABOMETYX in combination with OPDIVO as a first-line treatment of patients with advanced RCC.
To develop and commercialize CABOMETYX and COMETRIQ outside the U.S., we have entered into license agreements with Ipsen and Takeda. We granted to Ipsen the rights to develop and commercialize cabozantinib outside of the U.S. and Japan, and to Takeda the rights to develop and commercialize cabozantinib in Japan. Both Ipsen and Takeda also contribute financially and operationally to the further global development and commercialization of the cabozantinib franchise in other potential indications, and we continue to work closely with them on these activities. Utilizing its regulatory expertise and established international oncology marketing network, Ipsen has continued to execute on its commercialization plans for CABOMETYX, having received regulatory approvals and launched in multiple territories outside of the U.S., including in the EU and Canada, as a treatment for advanced RCC and for HCC in adults who have previously been treated with sorafenib. In addition, in September 2020, Ipsen and BMS submitted type II variation applications to the EMA to approve the combination of CABOMETYX and OPDIVO as a treatment for advanced RCC, with the EMA validating the type II variations and beginning its centralized review process, and both Ipsen and BMS plan to submit applications to approve the combination in other territories beyond the EU. With respect to the Japanese market, Takeda achieved important milestones in 2020, including receipt of Manufacturing and Marketing Approvals from the Japanese MHLW of

CABOMETYX as a treatment of patients with curatively unresectable or metastatic RCC and as a treatment of patients with unresectable HCC who progressed after cancer chemotherapy. In October 2020, Takeda and Ono submitted a supplemental application to the Japanese MHLW for Manufacturing and Marketing Approval of CABOMETYX in combination with OPDIVO for the treatment of patients with unresectable, advanced or metastatic RCC.
In addition to our regulatory and commercialization efforts in the U.S. and the support provided to our collaboration partners for rest-of-world regulatory and commercialization activities, we are also pursuing other indications for cabozantinib that have the potential to increase the number of cancer patients who could benefit from this medicine. We are evaluating cabozantinib, both as a single agent and in combination with other therapies, in a broad development program comprising over 100 ongoing or planned clinical trials across multiple indications. We, along with our collaboration partners, sponsor some of the trials, and independent investigators conduct the remaining trials through our CRADA with NCI-CTEP or our IST program. Informed by the available data from these clinical trials, we continue to advance the development program for the cabozantinib franchise with potentially label-enabling trials. One pivotal trial that has resulted from this effort is COSMIC-311, our ongoing phase 3 pivotal trial evaluating cabozantinib versus placebo in patients with RAI-refractory DTC who have progressed after up to two VEGF receptor-targeted therapies. In December 2020, we announced that COSMIC-311 had met its co-primary endpoint of demonstrating significant improvement in PFS. We intend to discuss the study results, proposed changes to the study conduct, as well as plans for filing an sNDA with the FDA in 2021.
We are particularly interested in continuing to evaluate cabozantinib’s potential in combination with ICIs to determine if these combinations further improve outcomes for patients. Building on preclinical and clinical observations that cabozantinib may promote a more immune-permissive tumor environment potentially resulting in cooperative activity of cabozantinib in combination with these products, we are evaluating cabozantinib in combination with a variety of ICIs. CheckMate -9ER, a phase 3 pivotal trial evaluating the combination of cabozantinib and nivolumab compared to sunitinib in previously untreated advanced or metastatic RCC, for which we and our collaboration partner BMS announced positive top-line results in April 2020, is reflective of this strategy. The trial met its primary endpoint of PFS at final analysis, as well as the secondary endpoints of OS at a pre-specified interim analysis and ORR, and showed that the combination of cabozantinib with nivolumab significantly reduced the risk of disease progression or death compared with sunitinib. Data from CheckMate -9ER were presented at Presidential Symposium I at the ESMO Virtual Congress 2020 in September 2020 and served as the basis for the FDA’s approval of CABOMETYX in combination with OPDIVO as a first-line treatment of patients with advanced RCC in January 2021. We have also collaborated with BMS on CheckMate 040, a multi-cohort phase 1/2 trial evaluating cabozantinib in combination with nivolumab and in combination with both nivolumab and ipilimumab in patients with previously treated or previously untreated advanced HCC, for which initial clinically meaningful results were presented at the ASCO Gastrointestinal Cancers Symposium in January 2020, and COSMIC-313, a phase 3 pivotal trial evaluating the triplet combination of cabozantinib, nivolumab and ipilimumab versus the combination of nivolumab and ipilimumab in patients with previously untreated advanced intermediate- or poor-risk RCC. We expect to complete enrollment for COSMIC-313 in early 2021 and report top-line results of the event-driven analyses from the trial in 2022.
In an effort to diversify our exploration of combinations with ICIs, we have also initiated multiple trials evaluating cabozantinib in combination with Roche’s ICI, atezolizumab. COSMIC-312 is a phase 3 pivotal trial evaluating cabozantinib in combination with atezolizumab versus sorafenib in previously untreated advanced HCC, for which we announced in August 2020 that enrollment was completed. Based on current event rates, we anticipate announcing top-line results in the first half of 2021, and if the data are supportive, we anticipate filing an sNDA with the FDA in 2021. COSMIC-021 is a broad phase 1b study evaluating the safety and tolerability of cabozantinib in combination with atezolizumab in patients with locally advanced or metastatic solid tumors. Based on continuing encouraging efficacy and safety data certain cohorts have been or may be further expanded, including the cohorts of patients with NSCLC who have been previously treated with an ICI and mCRPC who have been previously treated with enzalutamide and/or abiraterone acetate and experienced radiographic disease progression in soft tissue. We anticipate completing enrollment of up to 1,732 patients in the trial in the first half of 2021, although both the timing and final number of patients are subject to the initiation of additional cohorts or expansion of selected existing cohorts, as well as any further delays resulting from the COVID-19 pandemic. Since the initiation of the trial, data from COSMIC-021 have been instrumental in guiding our clinical development strategy for cabozantinib in combination with ICIs, including supporting the initiation of COSMIC-312, and three phase 3 pivotal trials in collaboration with Roche, CONTACT-01, CONTACT-02 and CONTACT-03, evaluating the combination of cabozantinib with atezolizumab in patients with metastatic NSCLC, mCRPC and advanced RCC, respectively. Encouraging results from interim analyses from the mCRPC, NSCLC, clear cell RCC and non-clear cell RCC cohorts of COSMIC-021 were presented at various medical conferences throughout 2020. Based on regulatory feedback from the FDA, and if supported by the clinical data, we intend to file with the FDA for accelerated approval in an mCRPC indication in 2021.

We remain committed to expanding our oncology product pipeline through drug discovery efforts, which encompass both small molecule and biologics programs with multiple modalities and mechanisms of action. Our small molecule discovery programs are supported by a robust and expanding infrastructure, including a library of 4.6 million compounds. We have extensive experience in the identification and optimization of drug candidates against multiple target classes for oncology, inflammation and metabolic diseases. We also augment our small molecule discovery activities through research collaborations and in-licensing arrangements with other companies engaged in small molecule discovery, including StemSynergy and Aurigene. For additional information on these research collaborations and in-licensing arrangements related to our small molecule programs, see “Business—Collaborations—Research Collaborations and In-licensing Arrangements” in Part I, Item 1 of this Annual Report on Form 10-K. The first compound to advance from our recent internal drug discovery efforts is XL092, a next-generation oral TKI that is currently in a phase 1 clinical trial in patients with advanced solid malignancies for which dose-escalation cohorts evaluating the compound, both as a single agent and in combination with atezolizumab, are currently enrolling. We presented data that support the ongoing clinical development of XL092 at the 32nd EORTC-NCI-AACR (ENA) Symposium in October 2020, and we expect that once recommended doses of both single-agent XL092 and XL092 in combination with atezolizumab are established, the trial will begin to enroll expansion cohorts for patients with clear cell and non-clear cell RCC, hormone-receptor positive breast cancer and mCRPC. We also submitted an IND in November 2020 for XL102, the lead Aurigene program targeting CDK7, and initiated a phase 1 clinical trial in January 2021.
We are also focusing our drug discovery activities on discovering and advancing various biologics, such as bispecific antibodies, ADCs and other innovative biologics that have the potential to become anti-cancer therapies. We believe that biotherapeutics of these classes have the potential to be significant cancer therapies, as evidenced, for example, by the multiple regulatory approvals for the commercial sale of ADCs in the past year. To facilitate the growth of our biologics programs, we have established multiple research collaborations and in-licensing arrangements that provide us with access to antibodies or other binders, which are the starting point for use with additional technology platforms that we employ to generate next-generation ADCs or bispecific antibodies. Our current research collaborations and in-licensing arrangements for biologics programs include Invenra, Iconic, NBE, Catalent and Adagene. We have already made significant progress under these research collaborations and in-licensing arrangements and believe we will continue to do so in 2021. For example, XB002, the lead Tissue Factor ADC program with Iconic, has continued to progress through preclinical development, and we plan to submit an IND once the drug product release assays are finalized. For additional information on these research collaborations and in-licensing arrangements related to our biologics programs, see “Business—Collaborations—Research Collaborations and In-licensing Arrangements” in Part I, Item 1 of this Annual Report on Form 10-K.
We will continue to engage in business development initiatives aimed at acquiring and in-licensing promising oncology platforms and assets and then further characterize and develop them utilizing our established preclinical and clinical development infrastructure. In total, we are advancing drug candidates across approximately 20 ongoing discovery programs toward and through preclinical development, and subject to preclinical data, we have the potential to submit multiple INDs in 2021.
COVID-19 Update
As of the date of this Annual Report, the COVID-19 pandemic continues to have a modest impact on our business operations, in particular on our clinical trial, drug discovery and commercial activities. We have and continue to undertake considerable efforts to mitigate the various problems presented by this crisis, including as described below:
Clinical Trials. To varying degrees and at different rates across our clinical trials being conducted in regions impacted by COVID-19, we have experienced declines in screening and enrollment activity, delays in new site activations, and restrictions on the access to treatment sites that is necessary to monitor clinical study progress and administration. However, beginning with the second quarter of 2020 and throughout the rest of 2020, we experienced an increase in screening and enrollment activity, and overall, we and our collaboration partners, including principal investigators and personnel at clinical trial sites, have been successful in preventing material delays to our ongoing and planned clinical trials. We have done this through ongoing assessment of the COVID-19 pandemic’s impact and, wherever possible, taking proactive steps in compliance with guidance issued by the FDA, EMA and other regulatory agencies to support the safety of our patients and their access to treatment, as well as to maintain the high quality of our clinical trials. We recognize, however, that we may have to make further operational adjustments to our ongoing and planned clinical trials and that patient enrollment, and new clinical trial site initiations may be further slowed due to the COVID-19 pandemic, especially if it is further prolonged or grows in severity.

Drug Discovery and Preclinical Development. We have partially resumed internal drug discovery in our laboratories following a temporary suspension of these activities while we observed the shelter in place orders issued by the State of California and Alameda County. While this temporary suspension did not result in any significant changes to the timelines for our late-stage discovery work, we did experience modest delays in the advancement of certain of our early-stage programs. We also experienced some modest delays with respect to the portion of drug discovery work outsourced to third-party contractors in regions first impacted by COVID-19. However, those service providers have resumed discovery work and are meeting their contractual obligations in accordance with planned timelines. With respect to the preclinical development work outsourced to third-party contractors, to date that work has continued without substantial delay or interference resulting from the COVID-19 pandemic. While we continue to utilize our resources effectively to move new product candidates toward the clinic, we may ultimately be unable to achieve our drug discovery and preclinical development objectives within the previously disclosed timelines due to the COVID-19 pandemic, especially if it is further prolonged or grows in severity.
Commercial Activities. Although our field employees have limited their in-person promotional activities and transitioned to primarily telephonic and virtual interactions, they remain engaged with healthcare professionals and are available to them as an informational resource. Nevertheless, with healthcare professionals acutely focused on the COVID-19 pandemic and patient access to healthcare professionals limited due to shelter in place orders, we experienced a decrease in prescriptions for CABOMETYX in 2020, which we believe was, at least in part, attributable to the COVID-19 pandemic. We also observed fluctuations in CABOMETYX ordering, and we believe that this effect could continue depending on developments related to the COVID-19 pandemic. Overall, despite the challenges posed by the pandemic, our commercial business has only experienced a modest impact. We believe this is the case largely because of the gravity of the cancer conditions that our products are indicated to treat and the fact that CABOMETYX has been available as an orally administrable cancer treatment in the U.S. since 2016, thereby establishing a safety and efficacy profile that is well known to healthcare professionals. It remains possible, however, that over a longer period, changes to our standard sales and marketing practices resulting from the COVID-19 pandemic, including the shift from in-person to primarily telephonic and virtual interactions with healthcare professionals, along with obstacles to patient access to healthcare professionals, could diminish sales of our marketed products.
Supply Chain. We have not experienced production delays or seen any significant impairment to our supply chain as a result of the COVID-19 pandemic. In addition, we continue to maintain substantial safety stock inventories for our commercial drug substance and drug products, which should be sufficient to maintain robust long-term supply. We continue to work closely with our third-party contract manufacturers, distributors, suppliers, comparator drug sourcing vendors and collaboration partners to safeguard both the timely production and delivery of our products. If the COVID-19 pandemic is further prolonged or becomes more severe, however, we are prepared to modify our manufacturing and supply chain operations as appropriate in response.
General Business Operations. We have taken numerous temporary precautions to help mitigate the risk of transmission of the virus, including reducing the number of our employees working on-site at our Alameda headquarters under enhanced safety and social distancing protocols and initiating an on-site testing program. Although having most of our employees continue to work remotely has required that we devise new ways of working and collaborating, to date, the COVID-19 pandemic has only had a modest impact on our productivity and has not caused significant interruptions in our general business operations. If the COVID-19 pandemic is further prolonged or becomes more severe, however, we may find it more challenging to maintain that level of productivity, to grow the company as we have anticipated, and to execute on our long-term business plans. For a discussion of workplace safety measures we have taken as a result of the COVID-19 pandemic, see “Business—Environmental, Health and Safety—Workplace Safety Measures in Response to COVID-19” in Part I, Item 1 of this Annual Report on Form 10-K.
The circumstances surrounding the COVID-19 pandemic are volatile and subject to rapid change. Despite our mitigation efforts, we may experience delays or an inability to execute on our clinical and preclinical development plans, reduced revenues or other adverse impacts to our business, which are described in more detail in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. We recognize that this pandemic will continue to present unique challenges for us throughout 2021, and potentially into 2022.
For additional information regarding our business, see “Business” in Part I, Item 1 of this Annual Report on Form 10-K.

2020 Business Updates and Financial Highlights
During 2020, we continued to execute on our business objectives, generating significant revenue from operations and enabling us to continue to seek to maximize the clinical and commercial potential of our products and expand our product pipeline. Significant business updates and financial highlights for 2020 and subsequent to year-end include:
Business Updates
•In January 2020, clinically meaningful data from CheckMate 040, the phase 1/2 trial evaluating cabozantinib in combination with nivolumab and in combination with both nivolumab and ipilimumab in patients with previously treated or previously untreated advanced HCC, were presented at the ASCO Gastrointestinal Cancers Symposium.
•In February 2020, we presented clinically meaningful results from the mCRPC cohort of COSMIC-021 at the ASCO Genitourinary Cancers Symposium.
•In March 2020, Takeda received regulatory approval from the Japanese MHLW to manufacture and market CABOMETYX as a treatment for patients in Japan with curatively unresectable or metastatic RCC.
•In May 2020, we filed a second complaint in our patent infringement lawsuit against MSN, following receipt of notice from MSN that it had amended its ANDA, originally filed with the FDA in September 2019, to assert additional Paragraph IV certifications. For a more detailed discussion of this litigation matter, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.
•In June 2020, we announced the initiation of CONTACT-01, a global phase 3 pivotal trial evaluating cabozantinib in combination with atezolizumab in patients with metastatic NSCLC who have been previously treated with an ICI and platinum-containing chemotherapy. The primary endpoint of the trial is OS, and the secondary endpoints include PFS, ORR and DOR.
•In June 2020, we announced the initiation of CONTACT-02, a global phase 3 pivotal trial evaluating cabozantinib in combination with atezolizumab in patients with mCRPC who have been previously treated with one novel hormonal therapy. The co-primary endpoints of the trial are PFS and OS, and the secondary endpoints include ORR, prostate-specific antigen response rate and DOR.
•In July 2020, we announced the initiation of CONTACT-03, a global phase 3 pivotal trial evaluating cabozantinib in combination with atezolizumab in patients with inoperable, locally advanced or metastatic RCC who progressed during or following treatment with an ICI as the immediate preceding therapy. The co-primary endpoints for the trial are PFS per RECIST v. 1.1 as assessed by independent review and OS, and secondary endpoints include PFS, ORR and DOR as assessed by the investigators.
•In July 2020, the FDA approved the sBLA submitted by Genentech for atezolizumab plus cobimetinib and vemurafenib for the treatment of BRAF V600-mutation positive advanced melanoma in previously untreated patients.
•In August 2020, we announced the completion of patient enrollment in COSMIC-312, a global phase 3 pivotal trial evaluating cabozantinib in combination with atezolizumab versus sorafenib in previously untreated advanced HCC, providing the patient population for the event-driven analyses of the study’s endpoints of PFS and OS. Separately, patient enrollment remains open in China in order to enroll a sufficient number of patients to potentially enable local registration. We anticipate announcing top-line results in the first half of 2021, and if the data are supportive, we anticipate filing an sNDA with the FDA in 2021.
•In September 2020, we announced a collaboration and license agreement with Catalent’s subsidiary Redwood Bioscience to develop multiple ADCs using Catalent’s proprietary SMARTag® site-specific bioconjugation technology.
•In September 2020, we announced a collaboration and license agreement with NBE to discover and develop multiple ADCs for oncology applications by leveraging NBE’s unique expertise and proprietary platforms in ADC discovery, including NBE’s SMAC-Technology and novel payloads.
•In September 2020, we announced that our collaboration partners Ipsen and BMS each submitted type II variation applications for the combination of CABOMETYX and OPDIVO as a treatment for advanced RCC to the EMA.
•In October 2020, we presented data that support the ongoing clinical development of XL092 at the 32nd ENA Symposium and announced enrollment of the first patient into the dose-escalation cohort of the combination arm of the phase 1 trial evaluating the safety, tolerability, pharmacokinetics and preliminary anti-tumor activity of XL092 alone and in combination with atezolizumab in patients with advanced solid tumors.

•In October 2020, our collaboration partner Takeda, along with Ono, submitted a supplemental application to the Japanese MHLW for Manufacturing and Marketing Approval of the combination of CABOMETYX and OPDIVO as a treatment for patients with advanced RCC.
•In November 2020, Takeda received regulatory approval from the Japanese MHLW to manufacture and market CABOMETYX as a treatment for patients in Japan with unresectable HCC that progressed after cancer chemotherapy.
•In December 2020, we and Iconic announced that we exercised our exclusive option for XB002, Iconic’s lead oncology ADC program under the collaboration, resulting in our assuming responsibility for all subsequent clinical development, manufacturing and commercialization for XB002. We anticipate submitting an IND for XB002 in 2021 once the drug product release assays are finalized and, pending the FDA’s acceptance of the IND, initiating a phase 1 clinical trial.
•In December 2020, we and Aurigene announced that we exercised our exclusive option for XL102, Aurigene’s lead program targeting CDK7, resulting in our assuming responsibility for all subsequent clinical development, manufacturing and commercialization of XL102. Following the FDA’s acceptance of the IND for XL102, in January 2021, we initiated a phase 1 clinical trial evaluating XL102, both as a single agent and in combination with other anti-cancer therapies for the treatment of inoperable, locally advanced or metastatic solid tumors.
•In December 2020, we announced that COSMIC-311, our phase 3 pivotal trial evaluating cabozantinib in patients with RAI-refractory DTC who have progressed after up to two prior VEGF receptor-targeted therapies, met its co-primary endpoint of significantly improving PFS. We intend to discuss the study results, proposed changes to the study conduct, as well as plans for filing an sNDA with the FDA in 2021.
•In January 2021, the FDA approved the combination of CABOMETYX and OPDIVO as a first-line treatment of patients with advanced RCC, and we and BMS commenced the commercial launch of the combination upon such approval. The approval was based on positive results from the phase 3 pivotal trial, CheckMate -9ER, in which the combination met its primary endpoint of significantly improving PFS at final analysis, as well as the secondary endpoints of OS at a pre-specified interim analysis and ORR, versus sunitinib. Data from the study were presented as part of the Presidential Symposium I at the ESMO Virtual Congress 2020 in September 2020 and will be presented at the virtual ASCO Genitourinary Cancers Symposium in February 2021
•In February 2021, we announced a collaboration and license agreement with Adagene to utilize Adagene’s SAFEbody technology platform to generate masked versions of mAbs from our growing preclinical pipeline for the development of ADCs or other innovative biologics.
2020 Financial Highlights
•Net product revenues for 2020 were $741.6 million, compared to $760.0 million for 2019.
•Total revenues for 2020 were $987.5 million, compared to $967.8 million for 2019.
•Research and development expenses for 2020 were $547.9 million, compared to $337.0 million for 2019.
•Selling, general and administrative expenses for 2020 were $293.4 million, compared to $228.2 million for 2019.
•Provision for income taxes for 2020 was $19.1 million, compared to $77.1 million for 2019.
•Net income for 2020 was $111.8 million, or $0.36 per share, basic and $0.35 per share, diluted, compared to $321.0 million, or $1.06 per share, basic and $1.02 per share diluted, for 2019.
•Cash and investments increased to $1.5 billion at December 31, 2020, compared to $1.4 billion at December 31, 2019.
See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.
Challenges and Risks
In addition to the challenges and risks imposed by the COVID-19 pandemic and described under “—COVID-19 Update” above, we will also continue to face challenges and risks that may impact our ability to execute on our 2021 business objectives, and some of these risks to our business have been or may be exacerbated by the COVID-19 pandemic. In particular, for the foreseeable future, we expect our ability to generate sufficient cash flow to fund our business operations and growth will depend upon the continued commercial success of CABOMETYX, both alone or in combination with other therapies, as a treatment for the highly competitive indications for which it is approved, and possibly for other indications for which cabozantinib has been or is currently being evaluated in potentially label-enabling clinical trials, if warranted by the data generated from these trials. However, we cannot be certain that the clinical trials we and our collaboration partners are currently conducting, or may conduct in the future, will demonstrate adequate safety and efficacy in these additional indications to receive regulatory approval in the major commercial markets where CABOMETYX is approved. Even if we and our collaboration partners receive the required regulatory approvals to market cabozantinib for additional indications, we and our collaboration partners may not be able to commercialize CABOMETYX effectively and successfully in these additional indications. In addition, CABOMETYX will only continue to be commercially successful if private third-party and government payers continue to provide coverage and reimbursement. However, as is the case for all innovative pharmaceutical therapies, obtaining and maintaining coverage and reimbursement for CABOMETYX is becoming increasingly difficult, both within the U.S. and in foreign markets, because of growing concerns over healthcare cost containment and corresponding policy initiatives and activities aimed at limiting access to, and restricting the prices of, pharmaceuticals.
Achievement of our 2021 business objectives will also depend on our ability to maintain a competitive position with respect to the shifting landscape of therapeutic strategy for the treatment of cancer, which we may not be able to do. While we have had success in adapting our development strategy for the cabozantinib franchise and other product candidates to address the expanding role of therapies that combine targeted agents with ICIs and/or with other mechanisms of action, it is uncertain whether current and future clinical trials will lead to regulatory approvals, or whether physicians will prescribe regimens containing our products instead of competing product combinations. Moreover, the complexities of such a development strategy have required and are likely to continue to require collaboration with some of our competitors. In the longer term, we may eventually face competition from potential manufacturers of generic versions of our marketed products, including the proposed generic version of CABOMETYX tablets that is the subject of an ANDA submitted to the FDA by MSN, which if approved, could significantly decrease our revenues derived from the U.S. sales of CABOMETYX and thereby materially harm our business, financial condition and results of operations. Separately, our research and development objectives may be impeded by the challenges of scaling our organization to meet the demands of expanded drug development, unanticipated delays in clinical testing and the inherent risks and uncertainties associated with drug discovery operations, all of which may be increased as a result of the COVID-19 pandemic. In connection with efforts to expand our product pipeline, we may be unsuccessful in discovering new drug candidates or identifying appropriate candidates for in-licensing or acquisition.
Some of these challenges and risks are specific to our business, and others are common to companies in the biotechnology, biopharmaceutical and pharmaceutical industries with development and commercial operations. Moreover, as described under “—COVID-19 Update” above, these risks have been or may be exacerbated by the COVID-19 pandemic. For a more detailed discussion of challenges and risks we face, including those relating to the COVID-19 pandemic, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Results of Operations
We have adopted a 52- or 53-week fiscal year policy that ends on the Friday closest to December 31st. Fiscal year 2020, which was a 52-week fiscal year, ended on January 1, 2021, fiscal year 2019, which was a 53-week fiscal year, ended on January 3, 2020, and fiscal year 2018, which was a 52-week fiscal year, ended on December 28, 2018. For convenience, references in this report as of and for the fiscal years ended January 1, 2021, January 3, 2020 and December 28, 2018 are indicated as being as of and for the years ended December 31, 2020, 2019 and 2018, respectively.
This discussion and analysis generally addresses 2020 and 2019 items and year-over-year comparisons between 2020 and 2019. Discussions of 2018 items and year-over-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 25, 2020.
Revenues
Revenues by category were as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2020	2019
Net product revenues	$741,550	$759,950	(2%)
License revenues	167,295	165,914	1%
Collaboration services revenues	78,693	41,911	88%
Total revenues	$987,538	$967,775	2%
Net Product Revenues
Gross product revenues, discounts and allowances, and net product revenues were as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2020	2019
Gross product revenues	$962,591	$957,621	1%
Discounts and allowances	(221,041)	(197,671)	12%
Net product revenues	$741,550	$759,950	(2%)
Net product revenues by product were as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2020	2019
CABOMETYX	$718,687	$733,421	(2%)
COMETRIQ	22,863	26,529	(14%)
Net product revenues	$741,550	$759,950	(2%)
The decrease in net product revenues for CABOMETYX for the year ended December 31, 2020, as compared to 2019, was primarily due to a decrease in sales volume and an increase in discounts and allowances, partially offset by an increase in the average selling price. The decrease in sales volume was driven by a decrease in prescriptions, consistent with a decline in the market for TKIs, and which we believe was, at least in part, attributable to the COVID -19 pandemic.
The decrease in net product revenues for COMETRIQ for the year ended December 31, 2020, as compared to 2019, was primarily due to a decrease in the number of units of COMETRIQ sold, including a decrease in units sold for use as a comparator in clinical trials, partially offset by an increase in the average selling price.

We project our 2021 net product revenues to increase over 2020, primarily as a result of the growth in the number of units sold following the FDA’s approval of CABOMETYX in combination with OPDIVO as a first line treatment of patients with advanced RCC, as well as an increase in selling price, reflecting the continued evolution of the metastatic RCC and HCC treatment landscapes.
We recognize product revenues net of discounts and allowances as described in “Note 1. Organization and Summary of Significant Accounting Policies” to our “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K. The increase in discounts and allowances for the year ended December 31, 2020, as compared to 2019, was primarily the result of an increase in Public Health Service hospital utilization and the dollar amount of the related chargebacks, and to a lesser extent, an increase in utilization and the dollar amount of the related Medicaid utilization. We expect an increase in our discounts and allowances as a percentage of gross product revenues during 2021 as the number of patients participating in government programs continues to increase, and as the discounts given and rebates paid to government payers also increase.
License Revenues
License revenues include the recognition of the portion of milestone revenues allocated to the transfer of intellectual property licenses for which it had become probable in the related period that the milestone would be achieved and a significant reversal of revenues would not occur, as well as royalty revenues and the profit on the U.S. commercialization of COTELLIC from Genentech.
Milestone Revenues. Milestone revenues, which are allocated between license revenues and collaboration services revenues, were $86.5 million for the year ended December 31, 2020, as compared to $96.2 million for 2019. Due to the nature and timing of milestone events, their achievement can vary significantly from year to year. Milestone revenues by period primarily included the following:
•Milestone revenues for the year ended December 31, 2020 primarily included: (1) recognition of $25.7 million in revenues in connection with a $31.0 million milestone achieved upon Takeda’s first commercial sale of CABOMETYX for the treatment of patients with curatively unresectable or metastatic RCC in Japan; (2) recognition of $19.0 million in revenues in connection with a $20.0 million development milestone from Ipsen for the initiation of a phase 3 pivotal trial; (3) recognition of $9.3 million in revenues in connection with a $10.0 million milestone for Takeda’s and Ono’s submission of a supplemental application to the Japanese MHLW for Manufacturing and Marketing Approval of CABOMETYX in combination with OPDIVO for the treatment of patients with unresectable, advanced or metastatic RCC; (4) recognition of $14.0 million in revenues in connection with a $15.0 million in milestone we achieved upon Takeda’s first commercial sale of CABOMETYX for the treatment of patients with advanced HCC; and (5) recognition of $14.0 million in revenues in connection with $15.0 million milestones from Takeda for the initiation of two phase 3 pivotal clinical trials that were deemed probable of being achieved in 2021.
•Milestone revenues for the year ended December 31, 2019 primarily included: (1) recognition of a $50.0 million milestone from Ipsen upon their achievement of $250.0 million in net sales of cabozantinib in their territories over four consecutive quarters; (2) recognition of a $20.0 million milestone from Daiichi Sankyo for the first commercial sale of MINNEBRO tablets as a treatment for patients with hypertension in Japan; (3) recognition of $9.9 million in revenues related to a $16.0 million milestone from Takeda for the submission of a regulatory application for cabozantinib as a treatment for patients with advanced RCC to the Japanese MHLW; (4) recognition of $9.1 million in revenues related to a $10.0 million milestone from Takeda for the submission of a regulatory application in January 2020 for cabozantinib as a treatment for patients with advanced HCC to the Japanese MHLW; and (5) recognition of two milestones totaling $5.0 million from Ipsen on the approvals by Health Canada of cabozantinib for the treatment of adults with first-line RCC and for the treatment of adults with advanced HCC who have been previously treated with sorafenib.
Due to uncertainties surrounding the timing and achievement of regulatory and development milestones, it is difficult to predict future milestones revenues and milestones can vary significantly from period to period.
Royalties. Royalties increased primarily as a result of an increase in royalties on Ipsen’s net sales of cabozantinib outside of the U.S. and Japan driven by increased demand for CABOMETYX, which, as of December 31, 2020, is approved and commercially available in 57 countries outside of the U.S. Royalties also increased due to the commercial launch of CABOMETYX for the treatment of patients with curatively unresectable or metastatic RCC in Japan by Takeda during the second quarter of 2020 and of HCC in the fourth quarter of 2020.

COTELLIC Profit Share. Our share of profits on the U.S. commercialization of COTELLIC under our collaboration agreement with Genentech was $6.3 million for the year ended December 31, 2020, as compared to $4.6 million for 2019. We also earned royalties on ex-U.S. net sales of COTELLIC by Genentech of $5.1 million for the year ended December 31, 2020, compared to $5.7 million for 2019.
We project our license revenues to decrease in 2021, as compared to fiscal 2020, as a result of the anticipated achievement of fewer milestones in 2021, partially offset by an increase in royalty revenues related to an increase in product sales by Ipsen and Takeda.
Collaboration Services Revenues
Collaboration services revenues include the recognition of deferred revenue for the portion of upfront and milestone payments that have been allocated to research and development services performance obligations, development cost reimbursements earned under our collaboration agreements, product supply revenues, net of product supply costs and the royalties we pay to GlaxoSmithKline (GSK) on sales by Ipsen and Takeda of products containing cabozantinib.
Development cost reimbursements increased to $76.3 million in 2020, as compared to $44.8 million in 2019, primarily as a result of reimbursements from Ipsen and Takeda associated with their decisions in 2020 to opt in and co-fund CONTACT-01, CONTACT-02 and additional cohorts of COSMIC-021, and their respective share of the increase in spending on the COSMIC-312, COSMIC-021 and CONTACT-02 studies.
Collaboration services revenues were reduced by $10.6 million for the 3% royalty we are required to pay GSK on the net sales by Ipsen and Takeda of any product incorporating cabozantinib for the year ended December 31, 2020, as compared to $8.4 million in 2019. As royalty generating sales of cabozantinib by Ipsen and Takeda have increased as described above, our royalty payments to GSK have also increased.
We project our collaboration services revenues to decrease in 2021, as compared to fiscal 2020, primarily as a result of lower development cost reimbursements projected to be earned under our collaboration agreements.
Cost of Goods Sold
The cost of goods sold and our gross margins were as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2020	2019
Cost of goods sold	$36,272	$33,097	10%
Gross margin %	95%	96%
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty payable to GSK on U.S. net sales of any product incorporating cabozantinib, as well as the cost of inventory sold, indirect labor costs, write-downs related to expiring and excess inventory, and other third-party logistics costs. The increase in cost of goods sold for the year ended December 31, 2020, as compared to 2019, was primarily the result of increases in write-downs of excess and expiring inventory and certain other period costs. We project our 2021 gross margin to remain consistent with 2020.

Research and Development Expenses
We do not track fully burdened research and development expenses on a project-by-project basis. We group our research and development expenses into three categories: (1) development; (2) drug discovery; and (3) other. Our development group leads the development and implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds are being or may be studied in clinical trials. Our drug discovery group utilizes a variety of technologies, including in-licensed technologies, to enable the rapid discovery, optimization and extensive characterization of lead compounds such that we are able to select development candidates with the best potential for further evaluation and advancement into clinical development.
Research and development expenses by category were as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2020	2019
Research and development expenses:
Development:
Clinical trial costs	$248,684	$136,763	82%
Personnel expenses	85,900	61,433	40%
Consulting and outside services	16,975	14,531	17%
Other development costs	22,421	15,034	49%
Total development	373,980	227,761	64%
Drug discovery:
License and other collaboration costs	96,437	47,691	102%
Other drug discovery (1)	30,253	25,610	18%
Total drug discovery	126,690	73,301	73%
Other (2)	47,181	35,902	31%
Total research and development expenses	$547,851	$336,964	63%
____________________
(1)    Primarily includes personnel expenses, consulting and outside services and laboratory supplies.
(2)    Includes stock-based compensation and the allocation of general corporate costs to research and development services, and development cost reimbursements in connection with the December 2019 collaboration arrangement with Roche.
The increase in research and development expenses for the year ended December 31, 2020, as compared to 2019, was primarily related to increases in clinical trial costs, license and other collaboration costs, personnel expenses and stock-based compensation, partially offset by the impact of increased development cost reimbursements. Clinical trial costs, which include services performed by third-party contract research organizations and other vendors who support our clinical trials, increased primarily due to costs associated with the expanding clinical trial program for cabozantinib. License and other collaboration costs increased primarily due to increases in upfront license fees, option exercise fees and research funding commitments related to business development activities. Personnel expenses increased primarily due to increases in headcount to support our expanding discovery and development organization. Stock-based compensation increased primarily due to the performance-based restricted stock units (PSUs) granted in 2019 that became probable of achievement during 2020.
Research and development expenses for the year ended December 31, 2020 and 2019 were offset by $15.1 million and $1.1 million, respectively, as a result of development cost reimbursements in connection with our collaboration arrangement with Roche.
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

We are focusing our development efforts primarily on cabozantinib to maximize the therapeutic and commercial potential of this compound and, as a result, we project that a significant portion of our research and development expenses will relate to the continuing clinical development program of cabozantinib, which includes over 100 ongoing or planned clinical trials across multiple indications. Notable company-sponsored studies resulting from this program include: COSMIC-021 and COSMIC-312, for which Roche is providing atezolizumab free of charge; COSMIC-313, for which BMS is providing nivolumab and ipilimumab free of charge; CONTACT-02 for which Roche is sharing in the development costs including the provision of atezolizumab free of charge; and COSMIC-311.
We remain committed to expanding our oncology product pipeline through our drug discovery efforts, which encompass both small molecule and biologics programs with multiple modalities and mechanisms of action. In this regard, we conduct drug discovery activities with the goal of identifying new product candidates to advance into clinical trials. In addition, we will continue to engage in business development initiatives aimed at acquiring and in-licensing promising oncology platforms and assets and then further characterize and develop them utilizing our established preclinical and clinical development infrastructure.
We project our research and development expenses will continue to increase in 2021 as compared to 2020, driven by our ongoing clinical evaluation of cabozantinib, the initiation of clinical trials evaluating other product candidates in our pipeline, (including XL092 and XL102) and anticipated business development activities.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2020	2019
Selling, general and administrative expenses	$293,355	$228,244	29%
Selling, general and administrative expenses consist primarily of personnel expenses, stock-based compensation, marketing costs and certain other administrative costs.
The increase in selling, general and administrative expenses for the year ended December 31, 2020, as compared to 2019, was primarily related to the increases in stock-based compensation, corporate giving and personnel expenses. The increase in stock-based compensation was primarily due to PSUs granted in 2019 that became probable of achievement during 2020. Personnel expenses increased primarily due to increases in administrative headcount to support our commercial and research and development organizations.
We project our selling, general and administrative expenses will continue to increase in 2021, as compared to 2020 in support of our continued commercial investment in CABOMETYX and the growth in the broader organization.
Non-Operating Income
Non-operating income was as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2020	2019
Interest income	$19,865	$27,959	(29%)
Other income, net	912	680	34%
Non-operating income	$20,777	$28,639	(27%)
The decrease in non-operating income for the year ended December 31, 2020, as compared to 2019, was primarily the result of lower interest income due to lower interest rates.
Provision for Income Taxes
The provision for income taxes was as follows (in thousands):

	Year Ended December 31,		Percent Change
	2020	2019
Provision for income taxes	$19,056	$77,097	(75%)
Effective tax rate	14.6%	19.4%
The decrease in provision for income taxes for the year ended December 31, 2020, as compared to 2019, was primarily due to the decrease in pre-tax income. The effective tax rate for the year ended December 31, 2020 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options and federal tax credits, offset by non-deductible executive compensation during the periods. The effective tax rate for the year ended December 31, 2019 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options and federal tax credits during the periods. We project that our effective tax rate will be between 20% and 22% in 2021.
Liquidity and Capital Resources
As of December 31, 2020, we had $1.5 billion in cash and investments, compared to $1.4 billion as of December 31, 2019. We anticipate that the aggregate of our current cash and cash equivalents, short-term investments available for operations, net product revenues and collaboration revenues will enable us to maintain our operations for a period of at least 12 months following the filing date of this report.
We project that we will continue to spend significant amounts to fund the continued development and commercialization of cabozantinib. In addition, we intend to continue to expand our oncology product pipeline through our drug discovery efforts, including additional research collaborations and in-licensing arrangements that align with our oncology drug development, regulatory and commercial expertise. Financing these activities could materially impact our liquidity and capital resources and may require us to incur debt or raise additional funds through the issuance of equity. Furthermore, even though we believe we have sufficient funds for our current and future operating plans, we may choose to incur debt or raise additional funds through the issuance of equity due to market conditions or strategic considerations.
Letters of Credit
We have obtained standby letters of credit related to our lease obligations and certain other obligations with combined credit limits of $1.6 million as of December 31, 2020 and 2019, respectively. None of our letters of credit have been drawn upon. All of the letters of credit are fully collateralized by certificates of deposit.

In January 2021, we entered into standby letter of credit of $45.9 million in the aggregate as guarantee of our obligation to fund our portion of the total tenant improvements related to our build-to-suit lease at our corporate campus. The letter of credit is secured by our short-term investments, which will be recorded as restricted cash and will be reduced as we fund our portion of the tenant improvements.
Sources and Uses of Cash
Cash flow activities were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Net cash provided by operating activities	$208,982	$526,956
Net cash used in investing activities	$(131,215)	$(587,247)
Net cash (used in) provided by financing activities	$(25,132)	$12,553
Operating Activities
Cash flows provided by operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash provided by operating activities is derived by adjusting our net income for: non-cash operating items such as stock-based compensation, deferred taxes, depreciation, non-cash lease expense, and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our Consolidated Statements of Income.
The most significant factors that contributed to the decrease in cash provided by operating activities for the year ended December 31, 2020, as compared to 2019, were the decrease in net income, and changes in operating assets and liabilities, primarily trade receivables, prepaid expenses and other assets and inventory.
Investing Activities
Cash used in investing activities for the year ended December 31, 2020 consisted of investment purchases of $1.1 billion, and purchases of property, equipment and other of $30.3 million, partially offset by cash provided by the maturity and sale of investments of $969.4 million.
Cash used in investing activities for the year ended December 31, 2019 consisted of investment purchases of $1.2 billion and purchases of property and equipment of $12.8 million, partially offset by cash provided by the maturity and sale of investments of $608.3 million.
Financing Activities
Cash used in financing activities for the year ended December 31, 2020 consisted of $50.0 million of withholding taxes paid related to net share settlements of equity awards, partially offset by $24.9 million in proceeds from the issuance of common stock under our equity incentive plans.
Cash provided by financing activities for the year ended December 31, 2019 consisted of $22.5 million in proceeds from the issuance of common stock under our equity incentive plans, partially offset by $9.9 million of withholding taxes paid related to net share settlements of equity awards.

Contractual Obligations
Contractual obligations as of December 31, 2020 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations (1)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Leases (2)	$305,505	$4,993	$25,581	$31,300	$243,631
Purchase obligations (3)	42,544	32,715	8,990	530	309
Total contractual cash obligations	$348,049	$37,708	$34,571	$31,830	$243,940
____________________
(1) In addition to the amounts presented, we have committed to make payments for potential future milestones, research funding commitments and royalties to certain collaboration partners as part of our agreements with those parties. Because the amount and timing of those payments are uncertain, they have not been included in the table above. For more information about these obligations, see “Note 3. Collaboration Agreements” in our “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.
(2) We entered into the build-to-suit lease agreement in October 2019, the term of the lease is for a period of 242 months, which is expected to begin in April 2022. The amounts presented include the estimated lease commitment payments at the estimated commencement of the lease, subject to adjustment dependent upon the actual total development costs of the premises. For more information about our lease obligations, see “Note 11. Commitments” in our “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.
(3) Purchase obligations include firm purchase commitments related to manufacturing and maintenance of inventory, software services and other facilities and equipment.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any material off-balance-sheet arrangements, as defined by applicable SEC regulations.
Critical Accounting Policies and Estimates
The preparation of our Consolidated Financial Statements conforms to accounting principles generally accepted in the U.S. which requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosures. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our Consolidated Financial Statements. On an ongoing basis, management evaluates its estimates including, but not limited to: those related to revenue recognition, including determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price of performance obligations, and variable consideration such as rebates, chargebacks, sales returns and sales allowances as well as milestones included in collaboration arrangements; the amounts of revenues and expenses under our profit and loss sharing agreement; recoverability of inventory; the accrual for certain liabilities including accrued clinical trial liabilities; and valuations of equity awards used to determine stock-based compensation, including certain awards with vesting subject to market or performance conditions; and the amounts of deferred tax assets and liabilities including the related valuation allowance. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results could differ materially from those estimates.
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

Revenue Recognition
Net Product Revenues and Discounts and Allowances
We recognize revenues when our customers obtain control of promised goods or services, in an amount that reflects the consideration to which we are entitled to in exchange for those goods or services. We calculate gross product revenues based on the price that we charge to the specialty pharmacies and distributors in the U.S. We estimate our domestic net product revenues by deducting from our gross product revenues: (a) trade allowances, such as discounts for prompt payment; (b) estimated government rebates and chargebacks; (c) certain other fees paid to specialty pharmacies, distributors and commercial payors; and (d) returns. Discounts and allowances are complex and require significant judgment by management. Management assesses estimates each period and updates them to reflect current information.
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
License Revenues & Collaboration Services Revenues
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
We enter into collaboration arrangements, under which we license certain rights to our intellectual property to third parties. The terms of these arrangements typically include payment to us for one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; product supply services; development cost reimbursements; profit sharing arrangements; and royalties on net sales of licensed products. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. We use key assumptions to determine the standalone selling price, which may include forecast revenues and costs, clinical development timelines and costs, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. At the end of each subsequent reporting period, we re-evaluate the probability of earning of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. In addition, in recording revenues for our research and development services performance obligations, we use projected development cost estimates to determine the amount of revenue to record as we satisfy this performance obligation.
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
Stock-based Compensation
Stock-based compensation expense requires us to estimate the fair value of stock options, including performance-based stock options, and the estimated the number of shares subject to PSUs that will ultimately vest.
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
Income Taxes
We compute our income tax provision or benefit under the asset and liability method. Significant estimates are required in determining our income tax provision or benefit. We base some of these estimates on interpretations of existing tax laws or regulations. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (temporary differences) at enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is established for deferred tax assets for which it is more likely than not that some portion or all of the deferred tax assets, including net operating losses and tax credits, will not be realized. We periodically re-assess the need for a valuation allowance against our deferred tax assets based on various factors including our historical earnings experience by taxing jurisdiction, and forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration. Significant judgment is required in making this assessment and, to the extent that we deem a reversal of any portion of our valuation allowance against our deferred tax assets to be appropriate, we recognize a tax benefit against our income tax provision in the period of such reversal. Prior to 2018, we recorded a valuation allowance that fully offset our deferred tax assets. In the fourth quarter of 2018, based on our evaluation of various factors, including our achievement of a cumulative three-year income position as of December 31, 2018 and forecasts of future operating results, we released substantially all of our valuation allowance against our deferred tax assets and recorded a corresponding income tax benefit as described in “Note 9. Provision for (Benefit from) Income Taxes”, below. We continue to maintain a valuation allowance against our California state deferred tax assets.
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

Item 8. Financial Statements and Supplementary Data
EXELIXIS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Exelixis, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Exelixis, Inc. (the Company) as of January 1, 2021 and January 3, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended January 1, 2021, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2021 and January 3, 2020, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 1, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 1, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2021 expressed an unqualified opinion thereon.
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

Revenue recognition - product sales and accounts receivable

Description of the Matter
During the year ended January 1, 2021, the Company’s gross product revenues were $962.6 million. As discussed in Note 1 of the financial statements, the Company sells its products principally to specialty distributors and specialty pharmacy providers, or collectively, Customers. These Customers subsequently resell the products to health care providers and patients. Revenues from product sales are recognized when control is transferred to the Customer.

Auditing the Company’s product sales was challenging, specifically related to the effort required to audit Customer sales activity to assess whether incentives resulted in orders in excess of demand and whether any such transactions meet the criteria for revenue recognition. This involved judgmentally assessing factors including market demand, Customer ordering patterns, Customer inventory levels, contractual terms and incentives offered.

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
Redwood City, California
February 10, 2021

EXELIXIS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$319,217	$266,501
Short-term investments	887,319	585,742
Trade receivables, net	160,875	119,073
Inventory	20,973	12,886
Prepaid expenses and other current assets	57,011	26,988
Total current assets	1,445,395	1,011,190
Long-term investments	332,306	536,385
Property and equipment, net	67,384	48,892
Deferred tax assets, net	156,711	172,374
Goodwill	63,684	63,684
Other long-term assets	71,853	53,145
Total assets	$2,137,333	$1,885,670
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,632	$11,581
Accrued compensation and benefits	51,189	37,364
Accrued clinical trial liabilities	52,251	38,777
Rebates and fees due to customers	20,683	18,719
Accrued collaboration liabilities	12,456	11,856
Other current liabilities	44,447	24,449
Total current liabilities	204,658	142,746
Long-term portion of deferred revenue	3,755	6,596
Long-term portion of operating lease liabilities	49,086	48,011
Other long-term liabilities	721	2,347
Total liabilities	258,220	199,700
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000 shares authorized; issued and outstanding: 311,627 and 304,831 at December 31, 2020 and 2019, respectively	312	305
Additional paid-in capital	2,321,895	2,241,947
Accumulated other comprehensive income	4,476	3,069
Accumulated deficit	(447,570)	(559,351)
Total stockholders’ equity	1,879,113	1,685,970
Total liabilities and stockholders’ equity	$2,137,333	$1,885,670
The accompanying notes are an integral part of these Consolidated Financial Statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Net product revenues	$741,550	$759,950	$619,279
License revenues	167,295	165,914	200,272
Collaboration services revenues	78,693	41,911	34,275
Total revenues	987,538	967,775	853,826
Operating expenses:
Cost of goods sold	36,272	33,097	26,348
Research and development	547,851	336,964	182,257
Selling, general and administrative	293,355	228,244	206,366
Total operating expenses	877,478	598,305	414,971
Income from operations	110,060	369,470	438,855
Interest income	19,865	27,959	12,840
Other income, net	912	680	397
Income before income taxes	130,837	398,109	452,092
Provision for (benefit from) income taxes	19,056	77,097	(237,978)
Net income	$111,781	$321,012	$690,070
Net income per share:
Basic	$0.36	$1.06	$2.32
Diluted	$0.35	$1.02	$2.21
Weighted-average common shares outstanding:
Basic	308,271	302,584	297,892
Diluted	318,001	315,009	312,803
The accompanying notes are an integral part of these Consolidated Financial Statements.
EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$111,781	$321,012	$690,070
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale debt securities, net of tax impact of $(394), $(1,049), and $156, respectively	1,407	3,770	(354)
Comprehensive income	$113,188	$324,782	$689,716
The accompanying notes are an integral part of these Consolidated Financial Statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	296,209	$296	$2,114,184	$(347)	$(1,829,172)	$284,961
Adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)	—	—	—	—	258,505	258,505
Adoption of ASU No. 2016-02, Leases (Topic 842)	—	—	—	—	234	234
Net income	—	—	—	—	690,070	690,070
Other comprehensive loss	—	—	—	(354)	—	(354)
Issuance of common stock under equity incentive and stock purchase plans	3,667	4	20,981	—	—	20,985
Stock transactions associated with taxes withheld on equity awards	—	—	(7,574)	—	—	(7,574)
Stock-based compensation	—	—	40,626	—	—	40,626
Balance at December 31, 2018	299,876	300	2,168,217	(701)	(880,363)	1,287,453
Net income	—	—	—	—	321,012	321,012
Other comprehensive income	—	—	—	3,770	—	3,770
Issuance of common stock under equity incentive and stock purchase plans	4,955	5	27,032	—	—	27,037
Stock transactions associated with taxes withheld on equity awards	—	—	(9,904)	—	—	(9,904)
Stock-based compensation	—	—	56,602	—	—	56,602
Balance at December 31, 2019	304,831	305	2,241,947	3,069	(559,351)	1,685,970
Net income	—	—	—	—	111,781	111,781
Other comprehensive income	—	—	—	1,407	—	1,407
Issuance of common stock under equity incentive and stock purchase plans	6,796	7	24,896	—	—	24,903
Stock transactions associated with taxes withheld on equity awards	—	—	(50,018)	—	—	(50,018)
Stock-based compensation	—	—	105,070	—	—	105,070
Balance at December 31, 2020	311,627	$312	$2,321,895	$4,476	$(447,570)	$1,879,113
The accompanying notes are an integral part of these Consolidated Financial Statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$111,781	$321,012	$690,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,141	8,348	4,915
Stock-based compensation	105,070	56,602	40,626
Non-cash lease expense	4,830	2,819	2,854
Deferred taxes	15,265	71,002	(244,111)
Other, net	3,035	88	1,129
Changes in operating assets and liabilities:
Trade receivables, net	(42,470)	43,716	(85,471)
Inventory	(21,897)	(5,731)	(3,181)
Prepaid expenses and other assets	(25,831)	(5,723)	(8,525)
Deferred revenue	(1,051)	(9,301)	271
Accounts payable and other liabilities	51,109	44,124	17,143
Net cash provided by operating activities	208,982	526,956	415,720
Cash flows from investing activities:
Purchases of property, equipment and other	(30,345)	(12,834)	(33,297)
Proceeds from sale of property and equipment	—	—	308
Purchases of investments	(1,070,269)	(1,182,682)	(557,832)
Proceeds from sales and maturities of investments	969,399	608,269	292,971
Net cash used in investing activities	(131,215)	(587,247)	(297,850)
Cash flows from financing activities:
Proceeds from issuance of common stock under equity incentive and stock purchase plans	24,886	22,499	17,278
Taxes paid related to net share settlement of equity awards	(50,018)	(9,904)	(7,574)
Other, net	—	(42)	(13)
Net cash (used in) provided by financing activities	(25,132)	12,553	9,691
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	52,635	(47,738)	127,561
Cash, cash equivalents and restricted cash equivalents at beginning of period	268,137	315,875	188,314
Cash, cash equivalents and restricted cash equivalents at end of period	$320,772	$268,137	$315,875
Supplemental cash flow disclosures:
Cash paid for taxes	$4,115	$7,873	$10,677
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$4,017	$29,562	$17,180
Non-cash investing activities:
Unpaid liabilities incurred for purchases of property and equipment	$842	$26	$802
Unpaid liabilities incurred for unsettled investment purchases	$1,615	$—	$—
Accounts receivable for unsettled investment sales	$6,180	$—	$—

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
Since we were founded in 1994, four products resulting from our discovery efforts have progressed through clinical development, received regulatory approval and established a commercial presence in various geographies around the world. Two are derived from cabozantinib, our flagship molecule, an inhibitor of multiple tyrosine kinases including MET, AXL, VEGF receptors and RET. Our cabozantinib products are: CABOMETYX® (cabozantinib) tablets approved for advanced renal cell carcinoma (RCC), both alone and in combination with Bristol-Myers Squibb Company’s OPDIVO® (nivolumab), and for previously treated hepatocellular carcinoma (HCC); and COMETRIQ® (cabozantinib) capsules approved for progressive, metastatic medullary thyroid cancer. For these types of cancer, cabozantinib has become or is becoming a standard of care. Beyond these approved indications, cabozantinib is currently the focus of a broad clinical development program, and is being investigated both alone and in combination with other therapies in a wide variety of cancers.
The other two products resulting from our discovery efforts are: COTELLIC® (cobimetinib), an inhibitor of MEK, approved as part of multiple regimens to treat advanced melanoma and marketed under a collaboration with Genentech, Inc. (a member of the Roche Group) (Genentech); and MINNEBRO® (esaxerenone), an oral, non-steroidal, selective blocker of the mineralocorticoid receptor (MR), approved for the treatment of hypertension in Japan and licensed to Daiichi Sankyo Company, Limited (Daiichi Sankyo).
We remain committed to expanding our oncology product pipeline through our drug discovery efforts, which encompass both small molecule and biologics programs with multiple modalities and mechanisms of action which encompass both small molecule and biologics programs with multiple modalities and mechanisms of action.
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of Exelixis and those of our wholly-owned subsidiaries. These entities’ functional currency is the U.S. dollar. All intercompany balances and transactions have been eliminated.
We have made reclassifications to our prior years’ Consolidated Financial Statements to conform to the current year’s presentation. These reclassifications did not impact previously reported total revenues, income from operations, net income, total assets, total liabilities, total operating, investing or financing cash flows or total stockholders’ equity.
We have adopted a 52- or 53-week fiscal year policy that ends on the Friday closest to December 31st. Fiscal year 2020, which was a 52-week fiscal year, ended on January 1, 2021, fiscal year 2019, which was a 53-week fiscal year, ended on January 3, 2020 and fiscal year 2018, which was a 52-week fiscal year, ended on December 28, 2018. For convenience, references in this report as of and for the fiscal years ended January 1, 2021, January 3, 2020 and December 28, 2018 are indicated as being as of and for the years ended December 31, 2020, 2019 and 2018, respectively.
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
In March 2020, we received the Preliminary Calculation of our Branded Prescription Drug Fee for 2020, and in August 2020, the Final Calculation of our Branded Prescription Drug Fee for 2020 from the Internal Revenue Service for the 2018 sales year, which resulted in an increase in our estimate of such fees for the 2018 and 2019 sales years. Accordingly, we recorded an adjustment to increase selling, general and administrative expenses for these fees by $5.1 million during the fiscal year ended December 31, 2020. This adjustment resulted in a $0.02 decrease in basic and diluted earnings per share for the fiscal year ended December 31, 2020.
Recently Adopted Accounting Pronouncements
In the first quarter of 2020, we adopted Accounting Standards Update (ASU) No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as part of revenues under Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606) when the counterparty is a customer for a distinct good or service (i.e., a unit of account). For units of account that are in the scope of Topic 606, all of the guidance in Topic 606 should be applied, including the guidance on recognition, measurement, presentation and disclosure. ASU 2018-18 precludes entities from presenting amounts related to transactions with a counterparty in a collaborative arrangement that is not a customer together with revenue from contracts with customers. If a portion of a distinct bundle of goods or services within an arrangement is not with a customer, then the unit of account is not within the scope of Topic 606, and the recognition and measurement of that unit of account shall be based on analogy to authoritative accounting literature or, if there is no appropriate analogy, a reasonable, rational, and consistently applied accounting policy election. Upon adoption of ASU 2018-18, we have presented revenues from performance obligations associated with our collaboration arrangements that are within the scope of Topic 606 (license revenues) separately from revenues from performance obligations that are not subject to Topic 606 (collaboration services revenues). The adoption of ASU 2018-18 was applied retrospectively, and prior periods have been restated to conform to the presentation prescribed by ASU 2018-18. The adoption of ASU 2018-18 did not impact total revenues for the prior period presented in the accompanying Consolidated Statements of Income.
In the first quarter 2020, we adopted ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 simplifies goodwill impairment testing by eliminating the second step of the impairment test. The amended guidance requires an impairment charge to be recognized for the amount by which the carrying amount of a reporting unit exceeds its fair value under a one-step impairment test. The adoption of ASU 2017-04 did not impact the accompanying Consolidated Financial Statements.
In the first quarter of 2020, we adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (ASU 2016-13). ASU 2016-13 implements an impairment model, known as the current expected credit loss model, that is based on expected losses rather than incurred losses. Under the new guidance, we will recognize our estimate of current expected credit losses as an allowance on financial assets measured at amortized cost, including accounts receivable, contract assets, and investments classified as available for sale. Current expected credit losses were immaterial as of the date of adoption, and the adoption of ASU 2016-13 did not have a significant impact on the accompanying Consolidated Financial Statements.
Cash and Investments
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include high-grade, short-term investments in money market funds, certificates of deposit and marketable debt securities which are subject to minimal credit and market risk.
We designate all investments in marketable debt securities as available-for-sale and therefore, report such investments at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). For securities sold prior to maturity, the cost of securities sold is based on the specific identification method. We include realized gains and losses on the sale of investments in other income, net in the accompanying Consolidated Statements of Income.
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
Investment Impairment
Quarterly, we assess each of our investments in available-for-sale debt securities whose fair value is below its cost basis to determine if the investment’s impairment is due to credit-related factors or noncredit-related factors. Factors considered in determining whether an impairment is credit-related include the extent to which the investment’s fair value is less than its cost basis, declines in published credit ratings, issuer default on interest or principal payments, and declines in the financial condition and near-term prospects of the issuer. If we determine a credit-related impairment exists, we will measure the credit loss based on a discounted cash flows model. Credit-related impairments on available-for-sale debt securities are recognized as an allowance for credit losses with a corresponding adjustment to other income, net in the accompanying Consolidated Statements of Income. The portion of the impairment that is not credit-related is recorded as a reduction of other comprehensive income (loss), net of applicable taxes.
We have elected to exclude accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities for the purposes of identifying and measuring an impairment. We write-off accrued interest as a reduction of interest income when an issuer has defaulted on interest payments due on a security.
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
Accounts Receivable
Trade receivables, net, contain amounts billed to our customers for product sales, and amounts billed to our collaboration partners for development, regulatory and sales-based milestone payments, royalties on the sale of licensed products, profit-sharing arrangements, development cost reimbursements, and payments for product supply services. Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S., and collaboration partners that are located in Europe and Japan. We record trade receivables net of allowances for credit losses and chargebacks, and cash discounts for prompt payment. We apply an aging method to estimate credit losses and consider our historical loss information, adjusted to account for current conditions, and reasonable and supportable forecasts of future economic conditions affecting our customers. As of December 31, 2020 and 2019, the percentage of trade receivables by customer who individually accounted for 10% or more of our trade receivables were as follows:

	December 31,
	2020	2019
Collaboration partners
Ipsen	23%	38%
Takeda	10%	2%
Product revenue customers
Affiliates of McKesson Corporation	12%	14%
Affiliates of CVS Health Corporation	11%	10%
Affiliates of AmerisourceBergen Corporation	11%	11%
Affiliates of Optum Specialty Pharmacy	8%	10%

Inventory
We value inventory at the lower of cost or net realizable value. We determine the cost of inventory using the standard-cost method, which approximates actual cost based on a first-in, first-out method. We analyze our inventory levels quarterly and write down inventory subject to expiry in excess of expected requirements, or that has a cost basis in excess of its expected net realizable value. These write downs are charged to either cost of goods sold or the cost of supplied product included in collaboration services revenues in the accompanying Consolidated Statements of Income. On a quarterly basis, we analyze our estimated production levels for the following twelve-month period, which is our normal operating cycle, and reclassify inventory we expect to use or sell in periods beyond the next twelve months into other long-term assets in the accompanying Consolidated Balance Sheets.
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
Goodwill
We recorded goodwill amounts as the excess of purchase price over identifiable net assets acquired based on their estimated fair value. We review the carrying amount of goodwill for impairment annually and whenever events or changes in circumstance indicate that the carrying value may not be recoverable. We perform our annual assessment of the recoverability of our goodwill as of the first day of our fourth quarter. The assessment of recoverability may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. We perform a quantitative assessment if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded for the amount by which the carrying amount of a reporting unit exceeds its fair value, limited to the goodwill balance. We operate in one business segment, which is also considered to be our sole reporting unit and therefore, goodwill is tested for impairment at the enterprise level. We did not recognize any impairment charges in any of the periods presented.
Long-Lived Assets
The carrying value of our long-lived assets, which includes property and equipment, right-of-use assets and leasehold improvements, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Should there be an indication of impairment, we test for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss.
Revenue
In the first quarter of 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed as of the adoption date. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration to which the entity is entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of Topic 606, we perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.

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
Product Sales Discounts and Allowances
We record revenues from product sales at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established primarily from discounts, chargebacks, rebates, co-pay assistance, returns and other allowances that are offered within contracts between us and our Customers, health care providers, payors and other indirect customers relating to the sales of our products. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than a Customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted Customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of our contracts. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenues and earnings in the period such variances become known.
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
Allowances for rebates also include amounts related to the Medicare Part D Coverage Gap Discount Program. In the U.S. during 2020, the Medicare Part D prescription drug benefit mandated participating manufacturers to fund 70% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for expected Medicare Part D coverage gap amounts are based on Customer and payer data received from specialty pharmacies and distributors and historical utilization rates. Funding of the coverage gap is invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s shipments to Customer, plus an accrual balance for known prior quarters’ unpaid claims. If actual future funding varies from estimates, we may need to adjust our accruals, which would affect net product revenues in the period of adjustment.

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
Research and Development Expenses
Research and development expenses consist of (1) direct and indirect internal costs for drug discovery; (2) upfront license and project initiation fees, license option fees and option exercise fees, funded research and milestone payments incurred or probable to be incurred for our in-licensing arrangements with our collaboration partners for research programs in development and prior to regulatory approval; and (3) development costs associated with our clinical trial projects, which include fees paid to Contract Research Organizations (CRO) performing work on our behalf.
Our clinical trial projects have been executed with support from third-party contract research organizations (CROs), who specialize in conducting and managing global clinical trials. We accrue expenses for clinical trial activities performed by the CROs based upon the estimated amount of work completed on each trial. For clinical trial expenses, the significant factors used in estimating accruals include direct CRO costs, the number of patients enrolled, the number of active clinical sites involved, the duration for which the patients will be enrolled in the trial and patient out of pocket costs. We monitor patient enrollment levels and related activities to the extent possible through CRO meetings and correspondence, internal reviews and review of contractual terms. We base our estimates on the best information available at the time. However, additional information may become available to us which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. As described further above, certain payments made to us from our collaboration partners may be presented as a reduction of research and development expense.
Leases
We determine if an arrangement includes a lease at the inception of the agreement. For each of our lease arrangements, we record a right-of-use asset representing our right to use an underlying asset for the lease term and a lease liability representing our obligation to make lease payments. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the net present value of lease payments over the lease term. In determining the discount rate used to calculate the net present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date. Our leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that we will exercise any such options. Lease expense for our operating leases is recognized on a straight-line basis over the lease term. We have elected not to apply the recognition requirements of Topic 842 for short-term leases.
Advertising
Advertising expenses were $25.1 million, $17.9 million and $14.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses are recorded in selling, general and administrative expenses.
Stock-Based Compensation
We account for stock-based payments to employees, including grants of service-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), service-based stock options, performance-based stock options (PSOs), and purchases under our 2000 Employee Stock Purchase Plan (ESPP) in accordance with ASC 718, Compensation-Stock Compensation, which requires that stock-based payments (to the extent they are compensatory) be recognized in our Consolidated Statements of Income based on their fair values. We account for forfeitures of stock-based awards as they occur. The expense for stock-based compensation is based on the grant date fair value of the award. The grant date fair value of RSUs and PSUs are estimated as the value of the underlying shares of our common stock. The grant date fair values are estimated using a Monte Carlo simulation pricing model for certain PSUs and PSOs with market vesting conditions and a Black-Scholes Merton option pricing model for other stock options. Both option pricing models require the input of subjective assumptions. These variables include, but are not limited to, the expected volatility of our stock price and the expected term of the awards. We consider both implied and historical volatilities when developing an estimate of expected volatility. We estimate the term using historical data. We recognize compensation expense over the requisite service period on an accelerated basis for awards with a market or performance condition and on a straight-line basis for service-based stock options and awards. Compensation expense related to PSUs is recognized when we determine that it is probable that the performance goals will be achieved, which we assess on a quarterly basis.
Provision for (Benefit from) Income Taxes
Our provision for (benefit from) income taxes is computed under the asset and liability method. Significant estimates are required in determining our provision for (benefit from) income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (temporary differences) at enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is established for deferred tax assets for which it is more likely than not that some portion or all of the deferred tax assets, including net operating losses and tax credits, will not be realized. We periodically re-assess the need for a valuation allowance against our deferred tax assets based on various factors including our historical earnings experience by taxing jurisdiction, and forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration. Significant judgment is required in making this assessment and, to the extent that a reversal of any portion of our valuation allowance against our deferred tax assets is deemed appropriate, a tax benefit will be recognized against our provision for (benefit from) income taxes in the period of such reversal. Prior to 2018, we recorded a valuation allowance that fully offset our deferred tax assets. In the fourth quarter of 2018, based on our evaluation of various factors, including our achievement of a cumulative three-year income position as of December 31, 2018 and forecasts of future operating results, we released substantially all of our valuation allowance against our deferred tax assets and recorded a corresponding income tax benefit as described in “Note 9. Provision For (Benefit From) Income Taxes”, below. We continue to maintain a valuation allowance against our California state deferred tax assets.
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained upon examination by the tax authorities based on the technical merits of the position. An adverse resolution of one or more of these uncertain tax positions in any period could have a material impact on the results of operations for that period.
Foreign Currency Remeasurement
Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured using exchange rates in effect at the end of the period and related gains or losses are recorded in other income, net in the accompanying Consolidated Statements of Income. Net foreign currency gains were $0.9 million for the year ended December 31, 2020, and not material for the years December 31, 2019 and 2018.
Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12, Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying and amending existing guidance. ASU 2019-12 will be effective for us in the first quarter of 2021 with early adoption permitted. The adoption of ASU 2019-12 on January 1, 2021 will not have a significant impact on our Consolidated Financial Statements.
NOTE 2. REVENUES
Revenues consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Product revenues:
Gross product revenues	$962,591	$957,621	$738,529
Discounts and allowances	(221,041)	(197,671)	(119,250)
Net product revenues	741,550	759,950	619,279
Collaboration revenues:
License revenues	167,295	165,914	200,272
Collaboration services revenues	78,693	41,911	34,275
Total collaboration revenues	245,988	207,825	234,547
Total revenues	$987,538	$967,775	$853,826
Net product revenues and license revenues are recorded in accordance with Topic 606. License revenues include the recognition of the portion of milestones payments allocated to the transfer of intellectual property licenses for which it had become probable in the current period that the milestone would be achieved and a significant reversal of revenues would not occur, as well as royalty revenues and our share of profits under our collaboration agreement with Genentech. Collaboration services revenues were recorded in accordance with Topic 808 and by analogy to Topic 606. Collaboration services revenues include the recognition of deferred revenues for the portion of upfront and milestone payments allocated to our research and development services performance obligations, development cost reimbursements earned under our collaboration agreements, product supply revenues, net of product supply costs, and the royalties we paid to GSK on sales of products containing cabozantinib by our collaboration partners.
Net product revenues by product were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
CABOMETYX	$718,687	$733,421	$599,946
COMETRIQ	22,863	26,529	19,333
Net product revenues	$741,550	$759,950	$619,279

The percentage of total revenues by customer who individually accounted for 10% or more of our total revenues were as follows:

	Year Ended December 31,
	2020	2019	2018
Ipsen	15%	16%	21%
Affiliates of CVS Health Corporation	14%	15%	13%
Affiliates of McKesson Corporation	12%	12%	12%
Affiliates of Optum Specialty Pharmacy	11%	13%	14%
Affiliates of AmerisourceBergen Corporation	11%	11%	9%
Total revenues by geographic region were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
U.S.	$752,890	$770,244	$632,927
Europe	151,631	152,771	182,879
Japan	83,017	44,760	38,020
Total revenues	$987,538	$967,775	$853,826
Total revenues are comprised of net product revenues which are attributed to geographic regions based on the ship-to location and license and collaboration services revenues which are attributed to geographic regions based on the location of our collaboration partners’ headquarters.
Product Sales Discounts and Allowances
The activities and ending allowance balances for each significant category of discounts and allowances (which constitute variable consideration) were as follows (in thousands):

	Chargebacks, Discounts for Prompt Payment and Other	Other Customer Credits/Fees and Co-pay Assistance	Rebates	Total
Balance at December 31, 2018	$2,322	$3,038	$11,916	$17,276
Provision related to sales made in:
Current period	129,936	15,605	48,250	193,791
Prior periods	3,989	(111)	2	3,880
Payments and customer credits issued	(128,733)	(15,035)	(44,946)	(188,714)
Balance at December 31, 2019	7,514	3,497	15,222	26,233
Provision related to sales made in:
Current period	146,537	16,162	58,049	220,748
Prior periods	33	(352)	612	293
Payments and customer credits issued	(144,231)	(16,028)	(56,479)	(216,738)
Balance at December 31, 2020	$9,853	$3,279	$17,404	$30,536
The allowances for chargebacks, discounts for prompt payment and other are recorded as a reduction of trade receivables, net, and the remaining reserves are recorded as rebates and fees due to customers in the accompanying Consolidated Balance Sheets.
Contract Assets and Liabilities
We receive payments from our collaboration partners based on billing schedules established in each contract. Amounts are recorded as accounts receivable when our right to consideration is unconditional. We may also recognize revenue in advance of the contractual billing schedule and such amounts are recorded as a contract asset when recognized. We may be required to defer recognition of revenue for upfront and milestone payments until we perform our obligations under these arrangements, and such amounts are recorded as deferred revenue upon receipt or when due. For those contracts that have multiple performance obligations, contract assets and liabilities are reported on a net basis at the contract level. Contract assets and liabilities were as follows (in thousands):

	December 31,
	2020	2019
Contract assets(1)	$—	$1,062

Contract liabilities:
Current portion(2)	$1,790	$—
Long-term portion(3)	3,755	6,596
Total contract liabilities	$5,545	$6,596
____________________
(1)    Presented in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.
(2)    Presented in other current liabilities in the accompanying Consolidated Balance Sheets.
(3)    Presented in the long-term portion of deferred revenues in the accompanying Consolidated Balance Sheets.
During the years ended December 31, 2020, 2019 and 2018, we recognized $9.2 million, $6.5 million and $8.7 million, respectively, in revenues that were included in the beginning deferred revenue balance for those years.
During the years ended December 31, 2020, 2019 and 2018, we recognized $169.7 million, $161.2 million and $198.1 million, respectively, in revenues for performance obligations satisfied in previous periods. Such revenues were primarily related to milestone and royalty payments allocated to our license performance obligations for our collaborations with Ipsen, Takeda, Daiichi Sankyo and Genentech.
As of December 31, 2020, $86.1 million of the combined transaction prices for our Ipsen and Takeda collaborations were allocated to performance obligations that had not yet been satisfied. See “Note 3. Collaboration Agreements - Cabozantinib Collaborations - Performance Obligations and Transaction Prices for our Ipsen and Takeda Collaborations” for additional information about the expected timing to satisfy these performance obligations.
NOTE 3. COLLABORATION AGREEMENTS
We have established multiple collaborations with leading pharmaceutical companies for the commercialization and further development of cabozantinib franchise. Additionally, we have entered into several research collaborations and in-licensing arrangements to further enhance our early-stage pipeline and expand our ability to discover, develop and commercialize novel therapies with the goal of providing new treatment options for cancer patients and their physicians. Consistent with our business strategy prior to the commercialization of cabozantinib, we also entered into other collaborations with leading pharmaceutical companies for other compounds and programs in our portfolio.
Under these collaborations, we are generally entitled to receive milestone and royalty payments, and for certain collaborations, to receive payments for product supply services, development cost reimbursements, and/or profit-sharing payments. See “Note 2. Revenues” for additional information on revenues recognized under our collaboration agreements during the years ended December 31, 2020, 2019 and 2018.
Cabozantinib Collaborations
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
Unless terminated earlier, the collaboration agreement has a term that continues, on a product-by-product and country-by-country basis, until the latter of (1) the expiration of patent claims related to cabozantinib, (2) the expiration of regulatory exclusivity covering cabozantinib or (3) ten years after the first commercial sale of cabozantinib, other than COMETRIQ. A related supply agreement will continue in effect until expiration or termination of the collaboration agreement. The collaboration agreement may be terminated for cause by either party based on uncured material breach of either the collaboration agreement or the supply agreement by the other party, bankruptcy of the other party or for safety reasons. We may terminate the collaboration agreement if Ipsen challenges or opposes any patent covered by the collaboration agreement. Ipsen may terminate the collaboration agreement if the U.S. Food and Drug Administration (FDA) or European Medicines Agency orders or requires substantially all cabozantinib clinical trials to be terminated. Ipsen also has the right to terminate the collaboration agreement on a region-by-region basis after the first commercial sale of cabozantinib in advanced RCC in the given region. Upon termination by either party, all licenses granted by us to Ipsen will automatically terminate, and, except in the event of a termination by Ipsen for our material breach, the licenses granted by Ipsen to us shall survive such termination and shall automatically become worldwide, or, if Ipsen were to terminate only for a particular region, then for the terminated region. Following termination by us for Ipsen’s material breach, or termination by Ipsen without cause or because we undergo a change of control by a party engaged in a competing program, Ipsen is prohibited from competing with us for a period of time.
Consideration under the Collaboration
In consideration for the exclusive license and other rights contained in the collaboration agreement, including commercialization rights in Canada, we received aggregate upfront payments of $210.0 million from Ipsen in 2016. As of December 31, 2020, we have achieved aggregate milestones of $350.0 million related to regulatory, development and sales-based threshold by Ipsen since the inception of the collaboration agreement, including $20.0 million, $55.0 million and $140.0 million in milestones achieved during the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, we are eligible to receive additional regulatory and development milestone payments from Ipsen totaling an aggregate of $59.0 million, as well as sales-based milestones, including milestone payments earned for the first commercial sale of a product, of up to $450.0 million and CAD$26.5 million. We excluded these milestones from the transaction price as of December 31, 2020 because we determined such payments to be fully constrained under Topic 606 due to the fact that it was not probable that a significant reversal of cumulative revenue would not occur, given the inherent uncertainty of success with these milestones. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur. As of December 31, 2020, $41.3 million of the transaction price allocated to our research and development services performance obligation had not been satisfied. See “—Performance Obligations and Transaction Prices for our Ipsen and Takeda Collaborations”, below, for additional information related to the revenue recognition for this collaboration.
We also receive royalties on the net sales of cabozantinib by Ipsen outside of the U.S. and Japan. During the year ended December 31, 2020 and going forward, we are entitled to receive a tiered royalty of 22% to 26% on annual net sales, with separate tiers for Canada; these royalty tiers reset each calendar year.
Any variable consideration related to royalties and sales-based milestones will be recognized when the related sales occur as these amounts have been determined to relate to the relevant transferred license and therefore are recognized as the related sales occur.
We are required to pay a 3% royalty to GSK on all net sales of any product incorporating cabozantinib, including net sales by Ipsen.
We are responsible for funding cabozantinib-related development costs for those trials in existence at the time we entered into the collaboration agreement with Ipsen; global development costs for additional trials are shared between the parties, with Ipsen reimbursing us for 35% of such costs, provided Ipsen chooses to opt into such trials. Ipsen has opted into and is co-funding the following clinical trials which are described in greater detail below: COSMIC-021, COSMIC-312, CONTACT-01 and CONTACT-02.
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
Revenues from the Collaboration
Revenues under the collaboration agreement with Ipsen were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
License revenues	$93,495	$117,360	$157,569
Collaboration services revenues	58,136	35,411	25,310
Total	$151,631	$152,771	$182,879

Takeda Collaboration
Description of the Collaboration
In January 2017, we entered into a collaboration and license agreement with Takeda, which was subsequently amended effective March 2018, May 2019 and September 2020, to, among other things, modify the amount of reimbursements we receive for costs associated with our required pharmacovigilance activities and milestones we are eligible to receive and modified certain cost sharing obligations related to the Japan-specific development costs associated with CONTACT-01 and CONTACT-02 clinical trials. We determined the amendment in September 2020 represented a contract modification that was treated as a termination of an existing contract and the creation of a new contract under Topic 606. As a result, we allocated the remaining transaction price to the performance obligations identified in the contract. The two remaining performance obligations are the research and development services associated with committed studies and the research and development services associated with CONTACT-01, CONTACT-02, and certain cohorts of COSMIC-021 studies. In allocating the transaction price for the modified contract we estimated the standalone selling price for the performance obligations. We utilized development costs incurred for these obligations in process and the projections of costs through the term of the arrangement. Revenue is recognized when, or as, we satisfy our performance obligations by transferring the promised services to Takeda. Revenue is being recognized using the cost proportional performance method, based on costs incurred to perform the research and development services, since the level of costs incurred over time is thought to best reflect the transfer of services to Takeda.
Takeda is responsible for a portion of the costs associated with the cabozantinib development plan’s current and future trials, provided Takeda opts into such trials, and 100% of costs associated with the cabozantinib development activities that are exclusively for the benefit of Japan. Takeda has opted into and is co-funding the following clinical trials which are described in greater detail below: CheckMate -9ER, CONTACT-01 and CONTACT-02, and certain cohorts of COSMIC-021.
Pursuant to this collaboration agreement, as amended, Takeda has exclusive commercialization rights for current and potential future cabozantinib indications in Japan, and the parties have agreed to collaborate on the clinical development of cabozantinib in Japan. The operation and strategic direction of the parties’ collaboration is governed through a joint executive committee and appropriate subcommittees.
Unless earlier terminated, the collaboration agreement has a term that continues, on a product-by-product basis, until the earlier of (1) two years after first generic entry with respect to such product in Japan or (2) the later of (A) the expiration of patent claims related to cabozantinib and (B) the expiration of regulatory exclusivity covering cabozantinib in Japan. The collaboration agreement may be terminated for cause by either party based on uncured material breach by the other party, bankruptcy of the other party or for safety reasons. For clarity, Takeda’s failure to achieve specified levels of commercial performance, based upon sales volume and/or promotional effort, during the first six years of the collaboration will constitute a material breach of the collaboration agreement. We may terminate the agreement if Takeda challenges or opposes any patent covered by the collaboration agreement. After the commercial launch of cabozantinib in Japan, Takeda may terminate the collaboration agreement upon twelve months’ prior written notice following the third anniversary of the first commercial sale of cabozantinib in Japan. Upon termination by either party, all licenses granted by us to Takeda will automatically terminate, and the licenses granted by Takeda to us shall survive such termination and shall automatically become worldwide.

Consideration under the Collaboration
In consideration for the exclusive license and other rights contained in the collaboration agreement, we received an upfront payment of $50.0 million from Takeda in 2017. As of December 31, 2020, we have also achieved regulatory and development milestones in the aggregate of $92.0 million since the inception of the collaboration agreement, including $66.0 million, $16.0 million and $10.0 million in milestones achieved during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we have also determined that it was probable that we will earn milestone payments totaling $15.0 million for the initiation of two phase 3 pivotal clinical trials for additional indications.
Under the collaboration agreement, as amended, as of December 31, 2020, we are eligible to receive additional regulatory and development milestone payments, without contractual limit, for additional potential future indications. We are further eligible to receive commercial milestones, including milestone payments earned for the first commercial sale of a product, of up to $139.0 million. We excluded these milestones from the transaction price as of December 31, 2020 because we determined such payments to be fully constrained under Topic 606 due to the fact that it was not probable that a significant reversal of cumulative revenue would not occur, given the inherent uncertainty of success with these milestones. We will re-evaluate the transaction price at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
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
Revenues from the Collaboration
Collaboration services revenues under the collaboration agreement with Takeda were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
License revenues	$61,115	$18,112	$9,055
Collaboration services revenues	20,557	6,510	8,965
Total collaboration revenues	$81,672	$24,622	$18,020
As of December 31, 2020, $44.8 million of the transaction price was allocated to our research and development services performance obligations that have not yet been satisfied.
Performance Obligations and Transaction Prices for our Ipsen and Takeda Collaborations
We identified two performance obligations for the Ipsen collaboration agreement: (1) the transfer of an exclusive license for the commercialization and further development of cabozantinib; and (2) research and development services, which includes certain committed studies for the development of cabozantinib, pharmacovigilance services and participation on various joint committees (as defined in the specific collaboration agreements).

We identified two remaining performance obligations for the Takeda collaboration agreement due to the amendment in September 2020: (1) research and development services, which includes certain committed studies for the development of cabozantinib, pharmacovigilance services and participation on various joint committees (as defined in the specific collaboration agreements) and (2) the research and development services associated with CONTACT-01, CONTACT-02, and certain cohorts of COSMIC-021 studies. As part of the original contract, we had a performance obligation associated with the exclusive license for the commercialization and further development of cabozantinib, which was transferred in 2017.
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
We re-evaluate the transaction price for the collaboration agreements in each reporting period as uncertain events are resolved or other changes in circumstances occur and we allocate those changes in the transaction price between our performance obligations. During the years ended December 31, 2020, 2019 and 2018, the transaction price of the Ipsen and Takeda collaboration agreements increased as a result of the achievement of various milestones, and the reimbursements of research and development services related to committed and opt-in studies. We further updated the transaction price based upon the actual research and development services performed during the period and changes in our estimated reimbursements for our future research and development services. The portion of the increase in transaction price that was allocated to the previously satisfied performance obligations for the transfer of an intellectual property license was recognized during the period and the portion allocated to research and development services will be recognized in future periods as those services are delivered through early 2030. As of December 31, 2020, variable consideration related to the remaining unearned regulatory and development milestones for both agreements remained constrained due to the fact that it was not probable that a significant reversal of cumulative revenue would not occur.
Cabozantinib Development Collaborations
Bristol-Myers Squibb Company (BMS)
In February 2017, we entered into a clinical trial collaboration agreement with BMS for the purpose of exploring the therapeutic potential of cabozantinib in combination with BMS’s immune checkpoint inhibitors (ICIs), nivolumab and/or ipilimumab, to treat a variety of types of cancer. As part of the collaboration, we are evaluating these combinations as treatment options for RCC in the CheckMate -9ER and COSMIC-313 trials and for HCC in the CheckMate 040 trial. Under the terms of the collaboration agreement with BMS, we may also evaluate these combinations in other phase 3 pivotal trials in various other tumor types.
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
In December 2019, we entered into a joint clinical research agreement with Roche for the purpose of further evaluating the combination of cabozantinib with atezolizumab in patients with locally advanced or metastatic solid tumors, including in three planned phase 3 pivotal clinical trials in advanced non-small cell lung cancer (CONTACT-01), metastatic castration-resistant prostate cancer (CONTACT-02) and RCC (CONTACT-03). If a party to the joint clinical research agreement proposes any additional combined therapy trials beyond these phase 3 pivotal trials, the joint clinical research agreement provides that such proposing party must notify the other party and that if agreed to, any such additional combined therapy trial will become part of the collaboration, or if not agreed to, the proposing party may conduct such additional combined therapy trial independently, subject to specified restrictions set forth in the joint clinical research agreement.
In July 2020, a supplement to the joint clinical research agreement was signed amongst us, Roche and Takeda due to Takeda opting into fund the combined therapy trial of CONTACT-01 sponsored by Roche. Chugai was added as an affiliate of Roche. All parties including Chugai conduct combined therapy trials in Japan upon the terms of the joint clinical research agreement.
Pursuant to the terms of the joint clinical research agreement, each party granted to the other a non-exclusive, worldwide (excluding, in our case, territory already the subject of a license by us to Takeda), non-transferable, royalty-free license, with a right to sublicense (subject to limitations), to use the other party’s intellectual property and compounds solely as necessary for the party to perform its obligations under the joint clinical research agreement. The parties’ efforts will be governed through a joint steering committee established to guide and oversee the collaboration and the conduct of the combined therapy trials. Each party will be responsible for providing clinical supply of their drug for all combined therapy trials, and the cost of the supply will be borne by such party. The clinical trial expenses for each combined therapy trial agreed to be conducted jointly under the joint clinical research agreement will be shared equally between the parties, and the clinical trial expenses for each additional combined therapy trial not agreed to be conducted jointly under the joint clinical research agreement will be borne by the proposing party, except that the cost of clinical supply for all combined therapy trials will be borne by the party that owns the applicable product.
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
GSK
In October 2002, we established a product development and commercialization collaboration agreement with GSK. Under the terms of the collaboration agreement, GSK had the right to choose cabozantinib for further development and commercialization, but notified us in October 2008 that it had waived its right to select the compound for such activities. Although the collaboration agreement was terminated during 2014, we continue to be required to pay a 3% royalty to GSK on the net sales of any product incorporating cabozantinib by us and our collaboration partners. Royalties earned by GSK in connection with the sales of cabozantinib are included in cost of goods sold for sales by us and as a reduction of other collaboration revenues for sales by our collaboration partners. Such royalties were $32.7 million, $31.3 million and $24.0 million during the years ended December 31, 2020, 2019 and 2018, respectively.
Other Collaborations
Genentech
Profits and losses on the U.S. commercialization and royalty revenues on ex-U.S. sales under the collaboration agreement with Genentech were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Profits on U.S. commercialization	$6,261	$4,615	$8,084
Royalty revenues on ex-U.S. sales	$5,079	$5,679	$5,564
See “—Performance Obligations and Transaction Prices for our Other Collaborations”, below, for additional information related to revenue recognition for this collaboration.
Cobimetinib Profit Sharing and Royalty Revenues
In December 2006, we out-licensed the development and commercialization of cobimetinib to Genentech pursuant to a worldwide collaboration agreement. In November 2015, the FDA approved cobimetinib, under the brand name COTELLIC, in combination with Genentech’s Zelboraf (vemurafenib) as a treatment for patients with BRAF V600E or V600K mutation-positive advanced melanoma. On July 30, 2020, the FDA approved COTELLIC, in combination with Genentech’s ZELBORAF and TECENTRIQ® (atezolizumab) for the treatment of BRAF V600 mutation-positive advanced melanoma in previously untreated patients. Under the terms of our collaboration agreement, as amended in July 2017, we share in the profits and losses received or incurred in connection with COTELLIC’s commercialization in the U.S. This profit and loss share has multiple tiers: we receive 50% of profits and losses from the first $200.0 million of U.S. actual sales, decreasing to 30% of profits and losses from U.S. actual sales in excess of $400.0 million. These tiers reset each calendar year. The revenue for each sale of COTELLIC applied to the profit and loss statement for the collaboration agreement (Genentech Collaboration P&L) is calculated using the average of the quarterly net selling prices of COTELLIC and any additional branded Genentech product(s) prescribed with COTELLIC in such sale. U.S. commercialization costs for COTELLIC are then applied to the Genentech Collaboration P&L, subject to reduction based on the number of Genentech products in any given combination including COTELLIC. In addition to our profit share in the U.S., under the terms of the collaboration agreement, we are entitled to low double-digit royalties on net sales of COTELLIC outside the U.S. We are not eligible for any additional milestone payments under the collaboration agreement with Genentech.
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
We have achieved milestones of $20.0 million each during the years ended December 31, 2019 and 2018 for the approval and first commercial sale of MINNEBRO. We are eligible to receive additional sales-based milestone payments of up to $90.0 million under this collaboration agreement. In addition, we are entitled to receive low double-digit royalties on sales of MINNEBRO. Such revenues were $1.3 million and $0.1 million during the year ended December 31, 2020 and 2019, respectively. Those revenues are presented in license revenue in our Consolidated Statements of Income. Daiichi Sankyo may terminate the agreement upon 90 days’ written notice, in which case Daiichi Sankyo’s payment obligations would cease, its license relating to compounds that modulate MR would terminate and revert to us and we would receive, subject to certain terms and conditions, licenses from Daiichi Sankyo to research, develop and commercialize compounds that were discovered under the collaboration.
License revenue under the collaboration agreement with Daiichi Sankyo was $1.3 million, $20.1 million and $20.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Research Collaborations and In-Licensing Arrangements
Redwood Bioscience, Inc., R.P. Scherer Technologies, LLC, Catalent Pharma Solutions LLC
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
Aurigene Discovery Technologies Limited (Aurigene)
In July 2019, we entered into an exclusive collaboration, option and license agreement with Aurigene to in-license as many as six programs to discover and develop small molecules as therapies for cancer. Under the terms of the agreement, we made aggregate upfront payments of $17.5 million for exclusive options to license up to six programs, including three pre-existing programs. We are also responsible for research funding for the discovery and preclinical development work on these programs.
During the year ended December 31, 2020, we exercised the exclusive option to in-license Aurigene’s novel XL102 inhibitor and incurred an option exercise fee of $12.0 million. For each remaining option we decide to exercise, we will be required to pay an exercise fee of $10.0 million and would then assume responsibilities for all subsequent clinical development, manufacturing and commercialization for that program. Aurigene would then become eligible for up to $148.8 million per program in potential development and regulatory milestone payments, $280.0 million per program in potential commercial milestone payments, as well as royalties on potential sales. Under the terms of the agreement, Aurigene retains limited development and commercial rights for India and Russia.

Iconic Therapeutics, Inc. (Iconic)
In May 2019, we entered into an exclusive option and license agreement with Iconic to advance an innovative next-generation ADC program for cancer, leveraging Iconic’s expertise in targeting Tissue Ffactor in solid tumors. Under the terms of the agreement, we gained an exclusive option to license ICON-2, Iconic’s lead oncology ADC program, in exchange for an upfront payment to Iconic of $7.5 million and a commitment for preclinical development funding.
During the year ended December 31, 2020, we exercised our exclusive option to in-license XB002, Iconic’s lead oncology ADC program and made an option exercise fee payment of $20.0 million to Iconic; we concurrently assumed responsibilities for all subsequent clinical development, manufacturing and commercialization activities, and Iconic became eligible for up to $190.6 million in potential development, regulatory and first-sale milestone payments, $262.5 million in potential commercial milestone payments, as well as royalties on potential sales.
Invenra, Inc. (Invenra)
In May 2018, we entered into a collaboration and license agreement with Invenra to discover and develop multispecific antibodies for the treatment of cancer. Invenra is responsible for antibody lead discovery and generation while we will lead IND-enabling studies, manufacturing, clinical development in single-agent and combination therapy regimens, and future regulatory and commercialization activities. The collaboration agreement provides that we will receive an exclusive, worldwide license to one preclinical, multispecific antibody asset, and that we will pursue up to six additional discovery projects during the term of the collaboration, which in total are directed to three discovery programs. In October 2019, we expanded our collaboration to include the development of novel binders against six additional targets, which we can use to generate multispecific antibodies based on Invenra’s B-BodyTM technology platform, or with other platforms and formats at our option. In March 2020, we amended the agreement to enable the use of target binders in non-Invenra platform-based modalities, such as ADC platforms. As of December 31, 2020, we have initiated three additional discovery projects and six binder projects. Invenra is eligible to receive up to $131.5 million in project initiation fees and milestone payments based on the achievement of specific development and regulatory milestones for a B-Body product in the first indication, or in lieu of such payments, up to $43.4 million in project initiation fees and milestone payments based on the achievement of specific development and regulatory milestones for a non- B-Body product. Upon successful commercialization of a product, Invenra is eligible to receive sales-based milestone payments up to $325.0 million as well as single-digit tiered royalties on net sales of the approved product. We have the right to initiate three additional discovery projects for development subject to an upfront payment of $2.0 million for each B-Body project, as well as additional milestone payments and royalties for any products that arise from these efforts.
StemSynergy Therapeutics, Inc. (StemSynergy)
In January 2018, we entered into an exclusive collaboration and license agreement with StemSynergy for the discovery and development of novel oncology compounds targeting Casein Kinase 1 alpha (CK1α), a component of the Wnt signaling pathway implicated in key oncogenic processes. Under the terms of the agreement, we will partner with StemSynergy to conduct preclinical and clinical studies with compounds targeting CK1α. We paid StemSynergy an upfront payment of $3.0 million in 2018. StemSynergy will also be eligible for up to $56.5 million in milestones for the first product to emerge from the collaboration, including preclinical and clinical development and regulatory milestone payments, sales-based milestones, as well as single-digit royalties on worldwide sales. We will be solely responsible for the commercialization of products that arise from the collaboration.

NOTE 4. CASH AND INVESTMENTS
Cash, Cash Equivalents and Restricted Cash Equivalents
A reconciliation of cash, cash equivalents, and restricted cash equivalents reported within our Consolidated Balance Sheets to the amount reported within the accompanying Consolidated Statements of Cash Flows was as follows (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$319,217	$266,501
Restricted cash equivalents included in long-term investments	1,555	1,636
Cash, cash equivalents, and restricted cash equivalents as reported within the accompanying Consolidated Statements of Cash Flows	$320,772	$268,137
Restricted cash equivalents consisted of certificates of deposit with original maturities of 90 days or less used to collateralize letters of credit and, during prior periods, a purchasing card program. The long-term classification of restricted cash equivalents is based upon the remaining term of the underlying restriction.
Cash and Investments
Cash and investments consisted of the following (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$569,456	$372	$—	$569,828
Corporate bonds	543,520	5,244	(7)	548,757
U.S. Treasury and government-sponsored enterprises	208,326	232	(4)	208,554
Municipal bonds	28,680	83	(1)	28,762
Total debt securities available-for-sale	1,349,982	5,931	(12)	1,355,901
Cash	82,176	—	—	82,176
Money market funds	40,761	—	—	40,761
Certificates of deposit	60,004	—	—	60,004
Total cash and investments	$1,532,923	$5,931	$(12)	$1,538,842

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$389,573	$—	$—	$389,573
Corporate bonds	752,295	3,934	(3)	756,226
U.S. Treasury and government-sponsored enterprises	166,483	187	(5)	166,665
Total debt securities available-for-sale	1,308,351	4,121	(8)	1,312,464
Cash	40,964	—	—	40,964
Money market funds	2,467	—	—	2,467
Certificates of deposit	32,728	5	—	32,733
Total cash and investments	$1,384,510	$4,126	$(8)	$1,388,628

Interest receivable was $4.5 million and $6.2 million as of December 31, 2020 and 2019, respectively, and is included in prepaid and other current assets in the accompanying Consolidated Balance Sheets.
Realized gains and losses on the sales of investments were insignificant during the years ended December 31, 2020, 2019 and 2018.
We manage credit risk associated with our investment portfolio through our investment policy, which limits purchases to high-quality issuers and limits the amount of our portfolio that can be invested in a single issuer. The fair value and gross unrealized losses on debt securities available-for-sale in an unrealized loss position were as follows (in thousands):

	December 31, 2020
	Fair Value	Gross Unrealized Losses
Corporate bonds	$28,445	$(7)
U.S. Treasury and government-sponsored enterprises	21,989	(4)
Municipal bonds	5,865	(1)
Total	$56,299	$(12)

	December 31, 2019
	Fair Value	Gross Unrealized Losses
Corporate bonds	$14,529	$(3)
U.S. Treasury and government-sponsored enterprises	2,848	(5)
Total	$17,377	$(8)
All securities presented have been in an unrealized loss position for less than 12 months. There were 14 and 9 debt securities in an unrealized loss position as of December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, we did not record an allowance for credit losses or other impairment charges on our debt securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk, but were primarily associated with changes in interest rates and market liquidity. Based on the scheduled maturities of our investments, we determined that it was more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The fair value of debt securities available-for-sale by contractual maturity was as follows (in thousands):

	December 31,
	2020	2019
Maturing in one year or less	$1,034,150	$789,913
Maturing after one year through five years	321,751	522,551
Total debt securities available-for-sale	$1,355,901	$1,312,464
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
•Level 3 - unobservable inputs that are supported by little or no market activity that are significant to the fair value measurement.

The classifications within the fair value hierarchy of our financial assets that were measured and recorded at fair value on a recurring basis were as follows (in thousands):

	December 31, 2020
	Level 1	Level 2	Total
Commercial paper	$—	569,828	$569,828
Corporate bonds	—	548,757	548,757
U.S. Treasury and government-sponsored enterprises	—	208,554	208,554
Municipal bonds	—	28,762	28,762
Total debt securities available-for-sale	—	1,355,901	1,355,901
Money market funds	40,761	—	40,761
Certificates of deposit	—	60,004	60,004
Total financial assets carried at fair value	$40,761	$1,415,905	$1,456,666

	December 31, 2019
	Level 1	Level 2	Total
Commercial paper	$—	$389,573	$389,573
Corporate bonds	—	756,226	756,226
U.S. Treasury and government-sponsored enterprises	—	166,665	166,665
Total debt securities available-for-sale	—	1,312,464	1,312,464
Money market funds	2,467	—	2,467
Certificates of deposit	—	32,733	32,733
Total financial assets carried at fair value	$2,467	$1,345,197	$1,347,664
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
NOTE 6. INVENTORY
Inventory consisted of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$7,773	$2,709
Work in process	20,610	9,447
Finished goods	7,291	4,367
Total	$35,674	$16,523

Balance Sheet classification:
Current portion included in inventory	$20,973	$12,886
Long-term portion included in other long-term assets	14,701	3,637
Total	$35,674	$16,523
Write-downs related to excess and expiring inventory were $2.7 million, $1.3 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 7. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	Estimated Useful Lives	December 31,
		2020	2019
Leasehold improvements	up to 15 years	$40,694	$33,904
Computer equipment and software	3 years	18,376	17,338
Furniture and fixtures	7 years	14,931	13,053
Laboratory equipment	5 years	11,707	8,904
Construction in progress		16,360	1,253
		102,068	74,452
Less: accumulated depreciation		(34,684)	(25,560)
Property and equipment, net		$67,384	$48,892
Depreciation expense was $9.1 million, $8.3 million and $4.9 million during the years ended December 31, 2020, 2019 and 2018, respectively.
NOTE 8. EMPLOYEE BENEFIT PLANS
Equity Incentive Plans and ESPP
We allocated the stock-based compensation expense for our equity incentive plans and our ESPP as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$37,198	$19,374	$13,115
Selling, general and administrative	67,872	37,228	27,511
Total stock-based compensation expense	$105,070	$56,602	$40,626

	Year Ended December 31,
	2020	2019	2018
Stock options	$19,863	$23,422	$18,896
Restricted stock units	35,675	26,056	19,569
Performance stock units	47,106	4,878	—
ESPP	2,426	2,246	2,161
Total stock-based compensation expense	$105,070	$56,602	$40,626
We have several equity incentive plans under which we granted stock options and RSUs, including PSOs and PSUs, to employees and directors. At December 31, 2020, 17,100,727 shares were available for grant under the Exelixis, Inc. 2017 Equity Incentive Plan (as amended and restated, the 2017 Plan). The share reserve is reduced by 1 share for each share issued pursuant to a stock option award and 1.5 shares for full value awards granted in the form of RSUs or PSUs. On May 20, 2020, at our 2020 Annual Meeting of Stockholders, our stockholders approved the amendment and restatement of the 2017 Plan. The amendment and restatement increased the share reserve under the 2017 Plan by 21,000,000 shares, subject to adjustment for certain changes in our capitalization, which became effective immediately upon stockholder approval.
The Board of Directors (the Board) delegated responsibility for administration of our equity incentive plans to the Compensation Committee of the Board, including the authority to determine the term, exercise price and vesting requirements of each grant. Stock options granted to our employees and directors generally have a four-year vesting term and a one-year vesting term, respectively, an exercise price equal to the fair market value on the date of grant, and a seven-year life from the date of grant. RSUs granted to our employees and directors generally have a four-year vesting term and a one-year vesting term, respectively. PSUs and PSOs granted pursuant to our equity incentive plans vest upon specified service conditions and the achievement of a performance target or market condition.
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
We have an ESPP that allows for qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each six month purchase period. As of December 31, 2020, we had 3,704,580 shares available for issuance under our ESPP. Pursuant to the ESPP, we issued 534,419, 483,009 and 330,492 shares of common stock at an average price per share of $14.55, $12.60 and $15.74 during the years ended December 31, 2020, 2019 and 2018, respectively. Cash received from purchases under the ESPP for the years ended December 31, 2020, 2019 and 2018 was $7.8 million, $6.1 million and $5.2 million, respectively.
We used a Monte Carlo simulation pricing model to value PSOs that include market vesting conditions and a Black-Scholes Merton option pricing model to value other stock options and ESPP purchases. The weighted average grant-date fair value per share of stock options and ESPP purchases were as follows:

	Year Ended December 31,
	2020	2019	2018
Stock options, including PSOs	$9.44	$8.19	$9.07
ESPP	$6.12	$4.85	$6.40
The grant-date fair value of stock option grants, including PSOs, and ESPP purchases was estimated using the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Stock options, including PSOs:
Risk-free interest rate	0.30%	1.77%	2.81%
Dividend yield	—%	—%	—%
Volatility	54%	48%	55%
Expected life	4.4 years	4.3 years	4.4 years
ESPP:
Risk-free interest rate	0.79%	2.16%	1.93%
Dividend yield	—%	—%	—%
Volatility	52%	50%	53%
Expected life	6 months	6 months	6 months
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
The fair value of RSUs, including the PSUs, was based on the closing price of the underlying common stock on the date of grant.

Activity for stock options, including PSOs, during the year ended December 31, 2020 was as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2019	20,443	$9.91
Granted	1,637	$21.89
Exercised	(5,633)	$4.77
Cancelled	(318)	$20.12
Stock options outstanding at December 31, 2020	16,129	$12.72	3.1 years	$131,729
Stock options exercisable at December 31, 2020	12,656	$10.47	2.5 years	$128,740
As of December 31, 2020, there was $27.1 million of unrecognized compensation expense related to our unvested stock options, including PSOs. The compensation expense for the unvested stock options will be recognized over a weighted-average period of 2.3 years.
During the year ended December 31, 2018, in connection with our long-term incentive compensation program, we granted 308,365 PSOs to our President and Chief Executive Officer. In addition to the standard service-based vesting conditions included in our other stock options, these PSOs contain a market vesting condition such that they may not be exercised until, at any time after the grant date, the closing market price of a share of our Common Stock is equal to or greater than 125% of the per share exercise price of the PSOs over a period of at least 30 consecutive calendar days. This market vesting condition was achieved during the second quarter of the fiscal 2020. The stock-based compensation expense for the PSOs is being recognized on an accelerated basis over the service period of the award, which commenced on the date of grant. The achievement of the market vesting condition did not impact the compensation expense recognized during the period.
The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal 2020 and the exercise prices, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock option holders exercised their stock options on December 31, 2020. The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $106.5 million, $54.1 million and $39.1 million, respectively. Cash received from stock option exercises during the years ended December 31, 2020, 2019 and 2018 was $26.9 million, $16.4 million and $12.1 million, respectively.
Activity for RSUs during the year ended December 31, 2020 was as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
RSUs outstanding at December 31, 2019	4,422	$19.30
Awarded	3,053	$23.49
Vested and released	(1,699)	$18.20
Forfeited	(398)	$20.25
RSUs outstanding at December 31, 2020	5,378	$21.96	1.9 years	$107,933
As of December 31, 2020, there was $103.6 million of unrecognized compensation expense related to our unvested RSUs which will be recognized over a weighted-average period of 3.0 years.

Activity for PSUs, during the year ended December 31, 2020 was as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
PSUs outstanding at December 31, 2019	4,379	$19.33
Awarded	4,656	$23.15
Vested and released	(1,529)	$19.39
Forfeited	(128)	$21.09
PSUs outstanding at December 31, 2020	7,378	$21.70	3.5 years	$148,076

During the year ended December 31, 2020, in connection with our long-term incentive compensation program, we awarded 2,327,840 PSUs (the target amount) that will vest upon the achievement of certain performance targets related to clinical trial positive top-line results and product approvals by the FDA (the 2020 PSUs). Pursuant to the terms of the 2020 PSUs, employees may earn up to 200% of the target amount, or 4,655,680 shares, depending on the volume and timing of achievement of the performance targets. The 2020 PSUs were designed to drive the performance of our management team and employees toward the achievement of key corporate objectives and will be forfeited if the performance targets are not met by December 31, 2024.
During the year ended December 31, 2019, we awarded 1,926,605 PSUs (the target amount) that vest upon the achievement of performance targets related to product approvals by the FDA (the 2019 PSUs). Pursuant to the terms of the 2019 PSUs, employees may earn up to 200% of the target amount, or up to an additional 1,926,605 shares relative to the target amount, depending on the volume and timing of achievement of the performance targets. The performance condition for early achievement of the 2019 PSUs occurred during 2020 representing 150% of the target amount. Employees have the ability to earn the remaining 50% of the target amount if the additional performance condition is met before December 31, 2021.
During the year ended December 31, 2018, we awarded 693,131 PSUs that vest upon the achievement of certain product revenue, late-stage clinical development programs and discovery pipeline expansion performance targets (the 2018 PSUs). The 2018 PSUs and 2019 PSUs will be forfeited if the performance targets are not met by December 31, 2021.
Expense recognition for PSUs commences when it is determined that attainment of the performance target is probable. Of the aggregate outstanding PSUs, 3,206,897 relate to awards for which we achieved the performance target or had determined that it was probable that we would achieve the performance target. As of December 31, 2020, the remaining unrecognized compensation expense for the PSUs achieved or deemed probable of achievement related to the PSUs was $11.8 million, which will be recognized over a weighted-average period of 3.5 years. The total unrecognized compensation expense for the PSUs for which we have not yet determined that attainment of the performance target is probable was $128.5 million as of December 31, 2020.
Exelixis, Inc. 401(k) Plan (the 401(k) Plan)
We sponsor the 401(k) Plan under which we have historically made matching contributions to our employees’ 401(k) accounts in the form of our common stock. Beginning in 2020, our matching contributions are in the form of cash. We recorded compensation expense of $6.7 million, $4.6 million and $3.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, for matching contributions to our employees 401(k) accounts.

NOTE 9. PROVISION FOR (BENEFIT FROM) INCOME TAXES
Our income before income taxes is derived solely from within the U.S. Our provision for (benefit from) income taxes was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	3,791	6,095	6,133
Total current tax expense	$3,791	$6,095	$6,133
Deferred:
Federal	$14,886	$71,580	$(238,675)
State	379	(578)	(5,436)
Total deferred tax expense (benefit)	15,265	71,002	(244,111)
Provision for (benefit from) income taxes	$19,056	$77,097	$(237,978)
The provision for income taxes for the years ended December 31, 2020 and 2019 primarily relates to the utilization of federal net operating loss and state taxes in jurisdictions outside of California, for which we do not have net operating loss carryforwards due to a limited operating history. The benefit from income taxes for the year ended December 31, 2018 primarily relates to the release of our valuation allowance against significantly all of our deferred tax assets offset by state taxes in jurisdictions outside of California. Our historical net operating losses were sufficient to fully offset any federal taxable income for the years ended December 31, 2020, 2019 and 2018.
The reconciliation of the U.S. federal income tax provision at the statutory federal income tax rate of 21% for each of the years ended December 31, 2020, 2019 and 2018, respectively, to our provision for (benefit from) income taxes was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
U.S. federal income tax provision at statutory rate	$27,476	$83,603	$94,939
State tax (benefit) expense	(2,232)	1,148	4,690
Change in valuation allowance	5,525	3,208	(315,394)
Research credits	(11,356)	(8,299)	(18,308)
Stock-based compensation	(20,399)	(9,177)	(5,998)
Non-deductible executive compensation	18,067	4,228	1,111
Branded prescription drug fee	2,537	1,099	371
Other	(562)	1,287	611
Provision for (benefit from) income taxes	$19,056	$77,097	$(237,978)
Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$37,454	$65,131
Tax credit carryforwards	126,625	110,037
Depreciation and amortization	18,414	26,792
Stock-based compensation	19,818	14,966
Lease liabilities	11,908	11,211
Accruals and reserves not currently deductible	12,207	8,248
Deferred revenue	7,637	6,547
Other assets	—	345
Total deferred tax assets	234,063	243,277
Valuation allowance	(67,185)	(61,659)
Net deferred tax assets	166,878	181,618
Deferred tax liabilities:
Lease right-of-use assets	(9,510)	(9,244)
Other liabilities	(657)	—
Total deferred tax liabilities	(10,167)	(9,244)
Net deferred taxes	$156,711	$172,374
ASC Topic 740: Income Taxes (Topic 740) requires that the tax benefit of net operating losses, temporary differences and credit carry forwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carry forward period. As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2020, based on the evaluation and weighting of both positive and negative evidence, including our achievement of a cumulative three-year income position as of December 31, 2020 and forecasts of future operating results, as well as considering the utilization of net operating losses and tax credits prior to their expiration, management determined that there is sufficient positive evidence to conclude that it is more likely than not the deferred tax assets are realizable. As of December 31, 2020 and 2019, we continue to carry a valuation allowance of $67.2 million and $61.7 million, respectively, against our California state deferred tax assets. The valuation allowance increased by $5.5 million and $3.5 million during the years ended December 31, 2020 and 2019, respectively.
At December 31, 2020, we had federal net operating loss carryforwards of approximately $92.6 million, which will begin to expire in 2036, and federal business tax credits of approximately $127.4 million which expire in the years 2021 through 2040. We also had state net operating loss carryforwards of approximately $427.9 million, which expire in the years 2021 through 2036, and California research and development tax credits of approximately $42.9 million, which do not expire, and California Competes Tax Credits of approximately $1.6 million, which expire in 2026.
Under the Internal Revenue Code and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization. We completed a Section 382 analysis through December 31, 2020, and concluded that an ownership change, as defined under Section 382, had not occurred.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$79,078	$76,060	$79,342
Change relating to prior year provision	591	589	(4,254)
Change relating to current year provision	3,305	2,429	1,083
Reductions based on the lapse of the applicable statutes of limitations	(2,033)	—	(111)
Ending balance	$80,941	$79,078	$76,060
We do not anticipate that the amount of unrecognized tax benefits existing as of December 31, 2020 will significantly change over the next 12 months. As of December 31, 2020, we had $80.9 million in unrecognized tax benefits, of which 50.1 million would reduce our provision for income taxes and the effective tax rate, if recognized. Interest and penalties were nominal or zero for all periods presented. We have elected to record interest and penalties in the accompanying Consolidated Statements of Income as a component of income taxes.
We file U.S. and state income tax returns in jurisdictions with varying statues of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2001 through 2020 tax years generally remain subject to examination by federal and most state tax authorities to the extent net operating losses and credits generated during these periods are being utilized in the open tax periods.
NOTE 10. NET INCOME PER SHARE
Net income per share - basic and diluted, were computed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$111,781	$321,012	$690,070

Denominator:
Weighted-average common shares outstanding - basic	308,271	302,584	297,892
Dilutive securities	9,730	12,425	14,911
Weighted-average common shares outstanding - diluted	318,001	315,009	312,803

Net income per share - basic	$0.36	$1.06	$2.32
Net income per share - diluted	$0.35	$1.02	$2.21

Dilutive securities included outstanding stock options and PSOs, unvested RSUs and PSUs and ESPP contributions. Certain potential common shares were excluded from our calculation of weighted-average common shares outstanding - diluted because either they would have had an anti-dilutive effect on net income per share or they are related to shares from PSUs that were contingently issuable and the contingency had not been satisfied at the end of the reporting period. See to “Note 8. Employee Benefit Plans” for a further description of our equity awards. The weighted-average potential common shares excluded from our calculation were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Anti-dilutive securities and contingently issuable shares excluded	10,959	9,111	3,968

NOTE 11. COMMITMENTS AND CONTINGENCIES
Leases
Headquarters Lease
In May 2017, we entered into a Lease Agreement (the Lease) for our corporate headquarters located in Alameda, California (the Initial Premises). The Lease was subsequently amended in October 2017, June 2018, April 2019, August 2019, January 2020 and December 2020, resulting in, among other things, an increase to the amount of space leased and changes to the lease term. Our right-of-use asset, lease liability and the related lease costs reflect the 228,941 square feet of space we have taken possession of as of December 31, 2020 (the Current Premises) under the amended Lease. We expect to take possession of the additional space provided for under the December 2020 amendment on or prior to June 1, 2021, which will increase the space leased to 254,690 square feet.
The term of the Lease continues through October 31, 2031 (the Lease Term). We have two five-year options to extend the Lease; these optional periods have not been considered in the determination of the right-of-use asset or the lease liability for the Lease as we did not consider it reasonably certain that we would exercise any such options.
We have made certain tenant improvements on the Initial Premises, for which we received $8.2 million in reimbursements in January 2019. At December 31, 2020, a reimbursement of $1.7 million was due to us for tenant improvements to the space we obtained under the April 2019 amendment. We were also provided an allowance of up to $1.4 million for tenant improvements to the space expected to be obtained under the December 2020 amendment.
The balance sheet classification of our operating lease assets and liabilities were as follows (in thousands):

	December 31,
	2020	2019
Assets:
Right-of-use assets included in other long-term assets	$43,010	$41,835
Liabilities:
Current portion included in other current liabilities	$3,025	$2,728
Long-term portion of operating lease liabilities	49,086	48,011
Total operating lease liabilities	$52,111	$50,739
The components of operating lease costs, which are included in selling, general and administrative expenses in our Consolidated Statements of Income, were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Operating lease cost	$4,825	$2,844	$4,189
Variable lease cost	2,830	1,024	1,661
Total operating lease costs	$7,655	$3,868	$5,850

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2020 was $4.6 million and was included in net cash provided by operating activities in our Consolidated Statements of Cash Flows.

As of December 31, 2020, the maturities of our operating lease liabilities were as follows (in thousands):

Year Ending December 31,	Amount
2021	$4,834
2022	4,994
2023	5,332
2024	5,600
2025	5,773
Thereafter	37,290
Total lease payments	63,823
Less:
Imputed interest	(9,970)
Future tenant improvement reimbursements	(1,742)
Operating lease liabilities	$52,111
As of December 31, 2020, the weighted average discount rate used to determine the operating lease liability was 3.1% and the weighted average remaining lease term is 10.8 years.
Build-to-Suit Lease
In October 2019, we entered into a build-to-suit Lease Agreement (the Build-to-Suit Lease) for approximately 220,000 square feet of office space located in Alameda, California (the New Premises), adjacent to the Current Premises.
The term of the Build-to-Suit Lease is for a period of 242 months (the Term), which will begin upon the substantial completion of the building and tenant improvements by the lessor. We currently anticipate that the Term will begin in April 2022 (the Lease Commencement Date). The monthly base rent under the Build-to-Suit Lease will equal a percentage of the total development costs incurred in connection with the development of the New Premises (excluding the cost of the tenant improvements in excess of the allowance provided by the lessor and any development costs we pay) and is currently estimated to be about $0.7 million, subject to an annual increase of 3% during the Term. We will also be responsible for paying operating expenses related to the New Premises. The rent payments will begin sixty days following commencement of the Term. We have been provided a tenant improvement allowance for the New Premises of approximately $16.5 million. To the extent that the total development costs of the New Premises exceeds $525 per square foot, we will also pay 50% of such excess costs prior to the commencement of the Term, and we are required to secure such amount by providing a letter of credit or depositing such amounts in an account with the lessor’s lender.
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
We have determined that, under the guidance provided in Topic 842, we do not have control of the New Premises during the construction period. Therefore, we will not record a right-of-use asset or lease liability for the Build-to-Suit Lease until the Lease Commencement Date. We will evaluate the classification of the Build-to-Suit Lease as an operating lease or financing lease at the Lease Commencement Date. We determined the cost of tenant improvements during the construction period are lessor assets and considered a prepayment of lease under Topic 842. The costs incurred as of December 31, 2020 of $2.8 million are recorded as other long-term assets in the Consolidated Balance Sheets.
Letters of Credit
We have obtained standby letters of credit related to our lease obligations and certain other obligations with combined credit limits of and $1.6 million as of December 31, 2020 and 2019, respectively. None of our letters of credit have been drawn upon. All of the letters of credit are fully collateralized by certificates of deposit.

In January 2021, we entered into standby letter of credit of $45.9 million in the aggregate as guarantee of our obligation to fund our portion of the total tenant improvements related to our build-to-suit lease at our corporate campus. The letter of credit is secured by our short-term investments, which will be recorded as restricted cash. The letter of credit will be reduced as we fund our portion of the tenant improvements.
Legal Proceedings
In September 2019, we received a notice letter regarding an Abbreviated New Drug Application (ANDA) submitted to the FDA by MSN Pharmaceuticals, Inc. (MSN), requesting approval to market a generic version of CABOMETYX tablets. MSN’s initial notice letter included a Paragraph IV certification with respect to our U.S. Patent Nos. 8,877,776, 9,724,342, 10,034,873 and 10,039,757, which are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, also referred to as the Orange Book. MSN’s initial notice letter did not provide a Paragraph IV certification against U.S. Patent No. 7,579,473, the composition of matter patent, or U.S. Patent No. 8,497,284, a method of use patent. On October 29, 2019, we filed a complaint in the United States District Court for the District of Delaware for patent infringement against MSN asserting U.S. Patent No. 8,877,776 arising from MSN’s ANDA filing with the FDA. On November 20, 2019, MSN filed its response to the complaint, alleging that U.S. Patent No. 8,877,776 is invalid and not infringed. On May 5, 2020, we received notice from MSN that it had amended its ANDA to assert additional Paragraph IV certifications. The ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of the two previously-unasserted CABOMETYX patents: U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284. On May 11, 2020, we filed a complaint in the United States District Court for the District of Delaware for patent infringement against MSN asserting U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284 arising from MSN’s amended ANDA filing with the FDA. On May 22, 2020, MSN filed its response to the complaint, alleging that each of U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284 is invalid and not infringed. Neither of our complaints alleges infringement of U.S. Patent Nos. 9,724,342, 10,034,873 and 10,039,757. In our complaints, we are seeking, among other relief, an order that the effective date of any FDA approval of the ANDA would be a date no earlier than the expiration of all of U.S. Patent No. 7,579,473, U.S. Patent No. 8,497,284 and U.S. Patent No. 8,877,776, the latest of which expires on October 8, 2030, and equitable relief enjoining MSN from infringing these patents. These two lawsuits against MSN have been consolidated, and a bench trial has been scheduled for May 2022. The sale of a generic version of CABOMETYX earlier than its patent expiration could significantly decrease our revenues derived from the U.S. sales of CABOMETYX and thereby materially harm our business, financial condition and results of operations. It is not possible at this time to determine the likelihood of an unfavorable outcome or estimate of the amount or range of any potential loss.
We may also from time to time become a party or subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Some of these proceedings have involved, and may involve in the future, claims that are subject to substantial uncertainties and unascertainable damages.

NOTE 12. QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected unaudited quarterly financial data was as follows (in thousands, except per share data):

	Fiscal 2020 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Total revenues (1)	$226,915	$259,479	$231,092	$270,052
Gross profit (2)	$184,591	$169,509	$159,862	$191,316
Income (loss) from operations	$52,809	$75,534	$(42,580)	$24,297
Net income (loss)	$48,612	$66,821	$(32,040)	$28,388
Net income (loss) per share:
Basic	$0.16	$0.22	$(0.10)	$0.09
Diluted	$0.15	$0.21	$(0.10)	$0.09

	Fiscal 2019 Quarter Ended
	March 31,	June 30,	September 30,	December 31, (3)
Total revenues (1)	$215,487	$240,275	$271,703	$240,310
Gross profit (2)	$172,080	$186,136	$184,231	$184,406
Income from operations	$84,559	$91,989	$115,606	$77,316
Net income	$75,775	$79,042	$97,452	$68,743
Net income per share:
Basic	$0.25	$0.26	$0.32	$0.23
Diluted	$0.24	$0.25	$0.31	$0.22
____________________
(1) Total revenues for the quarters ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020, included milestone revenue of $0.1 million, $43.5 million, $13.5 million and $29.4 million, respectively, compared to $10.0 million, $20.4 million, $50.6 million and $15.1 million during the comparable periods in 2019. Due to uncertainties surrounding the timing and achievement of regulatory and development milestones, it is difficult to predict future milestone revenues and such milestones can vary significantly from period to period.
(2) Gross profit is computed as net product revenues less cost of goods sold.
(3) The fiscal quarter ended December 31, 2019 is a 14-week fiscal period. All other quarters presented are 13-week fiscal periods.

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
As of the end of our 2020 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the original Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of January 1, 2021 was effective. There were no material weaknesses in internal control over financial reporting identified by management.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Exelixis, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Exelixis, Inc.’s internal control over financial reporting as of January 1, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Exelixis, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 1, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 1, 2021 and January 3, 2020 and, the related consolidated statements of income, comprehensive income, stockholders‘ equity and cash flows for each of the three fiscal years in the period ended January 1, 2021, and the related notes and our report dated February 10, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Redwood City, California
February 10, 2021

Item 9B. Other Information
Not applicable
PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item relating to our directors and nominees, including information with respect to our audit committee, audit committee financial experts and procedures by which stockholders may recommend nominees to our board of directors, is incorporated by reference to the section entitled “Proposal 1 – Election of Directors” appearing in our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after January 1, 2021, which we refer to as our 2021 Proxy Statement. The information required by this item regarding our executive officers is incorporated by reference to the section entitled “Information about our Executive Officers” appearing in our 2021 Proxy Statement. The information, if any, required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the section entitled “Delinquent Section 16(a) Reports” appearing in our 2021 Proxy Statement.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the sections entitled “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” appearing in our 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in our 2021 Proxy Statement.
Equity Compensation Plan Information
The following table provides certain information about our common stock that may be issued upon the exercise of stock options and other rights under all of our existing equity compensation plans as of December 31, 2020, which consists of our 2000 Employee Stock Purchase Plan (the ESPP), our 2011 Equity Incentive Plan (the 2011 Plan), our 2014 Equity Incentive Plan (the 2014 Plan), our 2016 Inducement Award Plan (the 2016 Plan) and our 2017 Equity Incentive Plan (the 2017 Plan):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by stockholders (1)	28,708,107	$7.04	(2)	20,805,307
Equity compensation plans not approved by stockholders (3)	177,072	$17.32	(4)	—
Total	28,885,179	$7.10		20,805,307
____________________
(1)    Equity plans approved by our shareholders include the Director Plan, the 2011 Plan, the 2014 Plan, the 2017 Plan and the ESPP. As of December 31, 2020, a total of 3,704,580 shares of our common stock remained available for issuance under the ESPP, and up to a maximum of 601,566 shares of our common stock may be purchased in the current purchase period. The shares issuable pursuant to our ESPP are not included in the number of shares to be issued pursuant to rights outstanding or and the weighted-average exercise price of such rights as of December 31, 2020, as those numbers are not known.
(2)    The weighted-average exercise price takes into account the shares subject to outstanding restricted stock units, including such awards with performance conditions (RSUs) which have no exercise price. The weighted-average exercise price, excluding such outstanding RSUs, is $12.65.
(3)    Represents shares of our common stock issuable pursuant to the 2016 Plan. As of December 31, 2020, no shares of our common stock remained available for additional grants under the 2016 Plan. In November 2016, the Board adopted the 2016 Plan pursuant to which we reserved 1,500,000 shares of our common stock for issuance under the 2016 Plan. The only persons eligible to receive grants of Awards under the 2016 Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1 - that is, generally, a person not previously an employee or director of Exelixis, or following a bona fide period of non-employment, as an inducement material to the individual's entering into employment with Exelixis. An “Award” is any right to receive Exelixis common stock pursuant to the 2016 Plan, consisting of non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs, or any other stock award.
(4)    The weighted-average exercise price takes into account the shares subject to outstanding RSUs, which have no exercise price. The weighted-average exercise price, excluding such outstanding RSUs, is $19.53.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Proposal 1 – Election of Directors” appearing in our2021 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the section entitled “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm” appearing in our 2021 Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)The following documents are being filed as part of this report:
(1)     The following financial statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8:
(2)    All financial statement schedules are omitted because the information is inapplicable or presented in the Notes to Consolidated Financial Statements.
(3)    The following Exhibits are filed as part of this report.

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Certificate of Ownership and Merger Merging X-Ceptor Therapeutics, Inc. with and into Exelixis, Inc.	8-K	000-30235	3.2	10/15/2014
3.5	Certificate of Change of Registered Agent and/or Registered Office of Exelixis, Inc.	8-K	000-30235	3.1	10/15/2014
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/23/2019
3.7	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	2/20/2020
4.1	Specimen Common Stock Certificate.	S-1, as amended	333-96335	4.1	4/7/2000
4.2	Description of the Common Stock of Exelixis, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	10-K	000-30235	4.2	2/25/2020
10.1†	Form of Indemnity Agreement	S-1, as amended	333-96335	10.1	3/17/2000
10.2†	Exelixis, Inc. 2000 Employee Stock Purchase Plan	Schedule 14A	000-30235	A	4/13/2016

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.3†	Exelixis, Inc. 2014 Equity Incentive Plan	10-Q	000-30235	10.1	8/6/2020
10.4†	Form of Stock Option Agreement under the Exelixis, Inc. 2014 Equity Incentive Plan	10-Q	000-30235	10.2	7/31/2014
10.5†	Form of Stock Option Agreement (Non-Employee Director) under the Exelixis, Inc. 2014 Equity Incentive Plan	10-Q	000-30235	10.4	7/31/2014
10.6†	Form of Restricted Stock Unit Agreement under the Exelixis, Inc. 2014 Equity Incentive Plan	10-Q	000-30235	10.5	7/31/2014
10.7†	Exelixis, Inc. 2016 Inducement Award Plan	10-Q	000-30235	10.2	8/6/2020
10.8†	Form of Stock Option Agreement under the 2016 Inducement Award Plan	8-K	000-30235	10.2	11/22/2016
10.9†	Form of Restricted Stock Unit Agreement under the 2016 Inducement Award Plan	8-K	000-30235	10.2	11/22/2016
10.10†	Exelixis, Inc. 2017 Equity Incentive Plan	10-Q	000-30235	10.3	8/6/2020
10.11†	Form of Stock Option Agreement under the Exelixis, Inc. 2017 Equity Incentive Plan					X
10.12†	Form of Stock Option Agreement (Non-Employee Director) under the Exelixis, Inc. 2017 Equity Incentive Plan	10-K	000-30235	10.22	2/26/2018
10.13†	Form of Restricted Stock Unit Agreement under the Exelixis, Inc. 2017 Equity Incentive Plan	10-Q	000-30235	10.5	8/6/2020
10.14†	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the Exelixis, Inc. 2017 Equity Incentive Plan	10-Q	000-30235	10.6	8/6/2020
10.15†	Non-Employee Director Equity Compensation Policy	10-Q	000-30235	10.4	5/5/2020
10.16†	Offer Letter Agreement, dated February 3, 2000, between Exelixis, Inc. and Michael Morrissey, Ph.D.	10-Q	000-30235	10.43	8/5/2004
10.17†	Offer Letter Agreement, dated June 30, 2015, between Exelixis, Inc. and Christopher Senner	10-Q	000-30235	10.5	11/10/2015
10.18†	Offer Letter Agreement, dated June 20, 2006, between Exelixis, Inc. and Gisela M. Schwab, M.D.	8-K	000-30235	10.1	6/26/2006
10.19†	Offer Letter Agreement, dated February 10, 2014, between Exelixis, Inc. and Jeffrey J. Hessekiel.	10-Q	000-30235	10.4	5/1/2014
10.20†	Offer Letter Agreement, dated August 11, 2000, between Exelixis, Inc. and Peter Lamb.	10-K	000-30235	10.24	2/29/2016
10.21†	Offer Letter Agreement, dated August 19, 2010, between Exelixis, Inc. and Patrick J. Haley	10-K	000-30235	10.26	2/27/2017

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.22†	Annual Cash Bonus Compensation Plan for Executives	8-K	000-30235	10.1	2/16/2018
10.23†	Cash Compensation Information for Non-Employee Directors.	10-K	000-30235	10.29	2/25/2020
10.24†	Exelixis, Inc. Change in Control and Severance Benefit Plan, as amended and restated.	10-Q	000-30235	10.5	5/2/2018
10.25†	Policy for Recoupment of Variable Compensation	10-Q	000-30235	10.4	5/1/2019
10.26	Lease Agreement dated May 2, 2017, between Ascentris 105, LLC and Exelixis, Inc.	10-Q	000-30235	10.1	8/2/2017
10.27	First Amendment dated October 16, 2017, to Lease Agreement dated May 2, 2017, between Ascentris 105, LLC and Exelixis, Inc.	10-K	000-30235	10.39	2/26/2018
10.28	Second Amendment dated June 13, 2018, to Lease Agreement dated May 2, 2017, between Ascentris 105, LLC and Exelixis, Inc.	10-Q	000-30235	10.2	8/1/2018
10.29	Third Amendment dated April 1, 2019, to Lease Agreement dated May 2, 2017, between Ascentris 105, LLC and Exelixis, Inc.	8-K	000-30235	10.1	4/5/2019
10.30	Fourth Amendment dated August 30, 2019, to Lease Agreement dated May 2, 2017, between Hillwood Enterprises, L.P. (as successor in interest to Ascentris 105, LLC) and Exelixis, Inc.	10-Q	000-30235	10.3	10/30/2019
10.31	Fifth Amendment dated January 16, 2020, to Lease Agreement dated May 2, 2017, between Waterfront EDP, LLC (as successor in interest to Hillwood Enterprises, L.P.) and Exelixis, Inc.	10-K	000-30235	10.37	2/25/2020
10.32	Sixth Amendment dated December 11, 2020, to Lease Agreement dated May 2, 2017, between SCG Harbor Bay Parkway Phase I, LLC (as successor in interest to Waterfront EDP, LLC) and Exelixis, Inc.					X
10.33	Lease Agreement dated October 25, 2019, between Ernst Development Partners, Inc. and Exelixis, Inc.	10-Q	000-30235	10.2	10/30/2019
10.34	First Amendment dated January 16, 2020, to Lease Agreement dated May 2, 2017, between Alameda BTS EDP, LLC (as successor in interest to Ernst Development Partners, Inc.) and Exelixis, Inc.	10-K	000-30235	10.39	2/25/2020
10.35*	Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-Q/A	000-30235	10.3	9/30/2016

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.36*	First Amendment dated December 20, 2016, to the Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-K	000-30235	10.49	2/27/2017
10.37*	Second Amendment dated September 14, 2017, to the Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-Q	000-30235	10.2	11/1/2017
10.38*	Third Amendment dated October 26, 2017, to the Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-K	000-30235	10.46	2/26/2018
10.39*	Supply Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-Q/A	000-30235	10.4	9/30/2016
10.40*	First Amendment dated October 26, 2017, to the Supply Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-K	000-30235	10.48	2/26/2018
10.41**	Second Amendment dated May 17, 2019, to the Supply Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-Q	000-30235	10.2	7/31/2019
10.42*	Collaboration and License Agreement dated January 30, 2017, by and between Exelixis, Inc. and Takeda Pharmaceutical Company Limited	10-Q/A	000-30235	10.1	7/14/2017
10.43*	First Amendment dated March 22, 2018, to the Collaboration and License Agreement dated January 30, 2017, by and between Exelixis, Inc. and Takeda Pharmaceutical Company Limited	10-Q	000-30235	10.1	8/1/2018
10.44**	Second Amendment dated May 7, 2019, to the Collaboration and License Agreement dated January 30, 2017, by and between Exelixis, Inc. and Takeda Pharmaceutical Company Limited	10-Q	000-30235	10.3	7/31/2019
10.45**	Third Amendment dated September 3, 2020, to the Collaboration and License Agreement dated January 30, 2017, by and between Exelixis, Inc. and Takeda Pharmaceutical Company Limited	10-Q	000-30235	10.1	11/5/2020
10.46**	Joint Clinical Research Agreement dated December 18, 2019, by and between Exelixis, Inc. and F. Hoffmann-La Roche Ltd	10-K	000-30235	10.62	2/25/2020
21.1	Subsidiaries of Exelixis, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained on signature page)					X

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

†	Management contract or compensatory plan.
*	Confidential treatment granted for certain portions of this exhibit.
**	Portions of this exhibit have been omitted as being immaterial and would be competitively harmful if publicly disclosed.
‡	This certification accompanies this Annual Report on Form 10-K, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.
ITEM 16.    FORM 10-K SUMMARY
 None provided.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

EXELIXIS, INC.

February 10, 2021	By:	/s/ MICHAEL M. MORRISSEY
Date		Michael M. Morrissey, Ph.D.
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

Signatures	Title	Date

/s/ MICHAEL M. MORRISSEY	Director, President and Chief Executive Officer	February 10, 2021
Michael M. Morrissey, Ph.D.	(Principal Executive Officer)

/s/ CHRISTOPHER J. SENNER	Executive Vice President and Chief Financial Officer	February 10, 2021
Christopher J. Senner	(Principal Financial and Accounting Officer)

/s/ STELIOS PAPADOPOULOS	Chairman of the Board	February 7, 2021
Stelios Papadopoulos, Ph.D.

/s/ CHARLES COHEN	Director	February 7, 2021
Charles Cohen, Ph.D.

/s/ CARL B. FELDBAUM	Director	February 8, 2021
Carl B. Feldbaum, Esq.

/s/ MARIA C. FREIRE	Director	February 8, 2021
Maria C. Freire, Ph.D.

Signatures	Title	Date

/s/ ALAN M. GARBER	Director	February 7, 2021
Alan M. Garber, M.D., Ph.D.

/s/ VINCENT T. MARCHESI	Director	February 8, 2021
Vincent T. Marchesi, M.D., Ph.D.

/s/ GEORGE POSTE	Director	February 8, 2021
George Poste, DVM, Ph.D., FRS

/s/ JULIE A. SMITH	Director	February 8, 2021
Julie A. Smith

/s/ LANCE WILLSEY	Director	February 9, 2021
Lance Willsey, M.D.

/s/ JACK L. WYSZOMIERSKI	Director	February 8, 2021
Jack L. Wyszomierski