Form 10-Q
period 2021-04-02
EXELIXIS, INC.
filed 2021-05-06
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended April 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☒
As of April 26, 2021, there were 313,387,205 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$370,209	$319,217
Short-term investments	815,285	887,319
Trade receivables, net	177,673	160,875
Inventory	24,757	20,973
Prepaid expenses and other current assets	46,341	57,011
Total current assets	1,434,265	1,445,395
Long-term investments	328,860	330,751
Property and equipment, net	78,453	67,384
Deferred tax assets, net	160,598	156,711
Goodwill	63,684	63,684
Other long-term assets	124,682	73,408
Total assets	$2,190,542	$2,137,333
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,821	$23,632
Accrued compensation and benefits	37,945	51,189
Accrued clinical trial liabilities	59,762	52,251
Rebates and fees due to customers	31,468	20,683
Accrued collaboration liabilities	13,461	12,456
Other current liabilities	56,880	44,447
Total current liabilities	213,337	204,658
Long-term portion of deferred revenues	9,760	3,755
Long-term portion of operating lease liabilities	52,837	49,086
Other long-term liabilities	3,421	721
Total liabilities	279,355	258,220
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000 shares authorized; issued and outstanding: 313,262 and 311,627 at March 31, 2021 and December 31, 2020, respectively	313	312
Additional paid-in capital	2,354,103	2,321,895
Accumulated other comprehensive income	2,740	4,476
Accumulated deficit	(445,969)	(447,570)
Total stockholders’ equity	1,911,187	1,879,113
Total liabilities and stockholders’ equity	$2,190,542	$2,137,333
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Net product revenues	$227,212	$193,880
License revenues	27,528	20,879
Collaboration services revenues	15,490	12,156
Total revenues	270,230	226,915
Operating expenses:
Cost of goods sold	13,198	9,289
Research and development	159,288	101,877
Selling, general and administrative	102,351	62,940
Total operating expenses	274,837	174,106
Income (loss) from operations	(4,607)	52,809
Interest income	2,682	7,220
Other income (expense), net	(90)	6
Income (loss) before income taxes	(2,015)	60,035
Provision for (benefit from) income taxes	(3,616)	11,423
Net income	$1,601	$48,612
Net income per share:
Basic	$0.01	$0.16
Diluted	$0.00	$0.15
Weighted-average common shares outstanding:
Basic	312,473	305,388
Diluted	321,287	315,839
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$1,601	$48,612
Other comprehensive income (loss):
Net unrealized losses on available-for-sale debt securities, net of tax impact of $499 and $941, respectively	(1,736)	(3,291)
Comprehensive income (loss)	$(135)	$45,321
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	311,627	$312	$2,321,895	$4,476	$(447,570)	$1,879,113
Net income	—	—	—	—	1,601	1,601
Other comprehensive loss	—	—	—	(1,736)	—	(1,736)
Issuance of common stock under equity incentive plans	1,635	1	4,201	—	—	4,202
Stock transactions associated with taxes withheld on equity awards	—	—	(6,646)	—	—	(6,646)
Stock-based compensation	—	—	34,653	—	—	34,653
Balance at March 31, 2021	313,262	$313	$2,354,103	$2,740	$(445,969)	$1,911,187

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	304,831	$305	$2,241,947	$3,069	$(559,351)	$1,685,970
Net income	—	—	—	—	48,612	48,612
Other comprehensive loss	—	—	—	(3,291)	—	(3,291)
Issuance of common stock under equity incentive plans	949	1	4,171	—	—	4,172
Stock transactions associated with taxes withheld on equity awards	—	—	(1,793)	—	—	(1,793)
Stock-based compensation	—	—	13,982	—	—	13,982
Balance at March 31, 2020	305,780	$306	$2,258,307	$(222)	$(510,739)	$1,747,652
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$1,601	$48,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,227	2,175
Stock-based compensation	34,653	13,982
Non-cash lease expense	1,221	1,174
Deferred taxes	(3,388)	10,128
Other, net	6,578	(888)
Changes in operating assets and liabilities:
Trade receivables, net	(17,690)	(18,270)
Inventory	(2,090)	(4,695)
Prepaid expenses and other assets	1,872	(2,863)
Deferred revenue	13,422	8,850
Accounts payable and other liabilities	138	(2,131)
Net cash provided by operating activities	39,544	56,074
Cash flows from investing activities:
Purchases of property, equipment and other	(13,557)	(2,961)
Purchases of investments	(331,612)	(251,505)
Proceeds from maturities and sales of investments	407,424	287,086
Net cash provided by investing activities	62,255	32,620
Cash flows from financing activities:
Proceeds from issuance of common stock under equity incentive plans	2,791	3,938
Taxes paid related to net share settlement of equity awards	(5,441)	(1,793)
Net cash (used in) provided by financing activities	(2,650)	2,145
Net increase in cash, cash equivalents and restricted cash equivalents	99,149	90,839
Cash, cash equivalents and restricted cash equivalents at beginning of period	320,772	268,137
Cash, cash equivalents and restricted cash equivalents at end of period	$419,921	$358,976
Supplemental cash flow disclosures:
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$4,893	$576

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
Since we were founded in 1994, four products resulting from our discovery efforts have progressed through clinical development, received regulatory approval and established a commercial presence in various geographies around the world. Two are derived from cabozantinib, our flagship molecule, an inhibitor of multiple tyrosine kinases including MET, AXL, VEGF receptors and RET. Our cabozantinib products are: CABOMETYX® (cabozantinib) tablets approved for advanced renal cell carcinoma (RCC), both alone and in combination with Bristol Myers Squibb Company’s OPDIVO® (nivolumab), and for previously treated hepatocellular carcinoma (HCC); and COMETRIQ® (cabozantinib) capsules approved for progressive, metastatic medullary thyroid cancer. For these types of cancer, cabozantinib has become or is becoming a standard of care. Beyond these approved indications, cabozantinib is currently the focus of a broad clinical development program and is being investigated both alone and in combination with other therapies in a wide variety of cancers.
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
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial statements for the periods presented have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any future period. The accompanying Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K submitted to the SEC on February 10, 2021.
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2021, which is a 52-week fiscal year, will end on December 31, 2021 and fiscal year 2020, which was a 52-week fiscal year, ended on January 1, 2021. For convenience, references in this report as of and for the three months ended April 2, 2021 and April 3, 2020, and as of and for the fiscal year ended January 1, 2021, are indicated as being as of and for the fiscal periods ended March 31, 2021 and March 31, 2020 and the year ended December 31, 2020, respectively.
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
Significant Accounting Policies
Except for the foreign currency forward contracts for non-designated hedges, there have been no material changes to our significant accounting policies during the three months ended March 31, 2021, as compared to the significant accounting policies disclosed in Note 1 – Significant Accounting Policies included in the our Annual Report on Form 10-K for the year ended December 31, 2020.
Foreign Currency Forward Contracts for Non-Designated Hedges
We may use forward foreign currency exchange contracts (forward contracts) to hedge certain operational exposures resulting from potential changes in foreign currency exchange rates. Our strategy is to enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts thereby mitigating the risks and volatility associated with our foreign currency transactions. We do not apply hedge accounting treatment to these non-designated hedging instruments. We do not hold or issue derivative instruments for trading or speculative purposes.
Our foreign currency forward contracts are generally short-term in duration. Given the short duration of the forward contracts, amounts recorded generally are not significant. We account for our derivative instruments as either assets or liabilities on our Condensed Consolidated Balance Sheets and measure them at fair value. Derivatives not designated as hedging instruments are adjusted to fair value through earnings in other income (expense), net in the Condensed Consolidated Statements of Income.
Recently Adopted Accounting Pronouncements
On January 1, 2021, we adopted the Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (ASC) Topic 740, Income Taxes and clarifying and amending existing guidance. Our adoption of ASU 2019-12 did not have a significant impact on the accompanying Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Adopted
There were no new accounting pronouncements issued since our filing of the Annual Report on Form 10-K for the year ended December 31, 2020, which could have a significant effect on our condensed consolidated financial statements.

NOTE 2. REVENUES
Revenues consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Product revenues:
Gross product revenues	$314,205	$252,566
Discounts and allowances	(86,993)	(58,686)
Net product revenues	227,212	193,880
Collaboration revenues:
License revenues	27,528	20,879
Collaboration services revenues	15,490	12,156
Total collaboration revenues	43,018	33,035
Total revenues	$270,230	$226,915
The percentage of total revenues by customer who individually accounted for 10% or more of our total revenues were as follows:

	Three Months Ended March 31,
	2021	2020
Affiliates of CVS Health Corporation	15%	18%
Affiliates of AmerisourceBergen Corporation	14%	11%
Affiliates of McKesson Corporation	13%	15%
Ipsen Pharma SAS	13%	13%
Affiliates of Optum Specialty Pharmacy	9%	12%
The percentage of trade receivables by customer who individually accounted for 10% or more of our trade receivables were as follows:

	March 31, 2021	December 31, 2020
Ipsen Pharma SAS	22%	23%
Affiliates of McKesson Corporation	18%	12%
Affiliates of AmerisourceBergen Corporation	16%	11%
Affiliates of CVS Health Corporation	12%	11%
Takeda Pharmaceutical Company Limited	5%	10%
Revenues by geographic region were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
U.S.	$229,957	$196,596
Europe	33,806	29,036
Japan	6,467	1,283
Total revenues	$270,230	$226,915
Total revenues include net product revenues attributed to geographic regions based on the ship-to location and license and collaboration services revenues attributed to geographic regions based on the location of our collaboration partners’ headquarters.
Net product revenues and license revenues are recorded in accordance with ASC Topic 606, Revenue from Contracts with Customers (Topic 606). License revenues include the recognition of the portion of milestones payments allocated to the transfer of intellectual property licenses for which it had become probable in the current period that the milestone would be achieved and a significant reversal of revenues would not occur, as well as royalty revenues and our share of profits under our collaboration agreement with Genentech. Collaboration services revenues were recorded in accordance with ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 and by analogy to Topic 606. Collaboration services revenues include the recognition of deferred revenues for the portion of upfront and milestone payments allocated to our research and development services performance obligations, development cost reimbursements earned under our collaboration agreements, product supply revenues, net of product supply costs, and the royalties we paid to GlaxoSmithKline (GSK) on sales of products containing cabozantinib by our collaboration partners. We received notification that, effective January 1, 2021, Royalty Pharma plc (Royalty Pharma) acquired from GSK all rights, title and interest in royalties on net product sales containing cabozantinib for non-U.S. markets for the full term of the royalty and for the U.S. market through September 2026, after which time U.S. royalties will revert back to GSK.
Net product revenues by product were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
CABOMETYX	$223,595	$189,216
COMETRIQ	3,617	4,664
Net product revenues	$227,212	$193,880
Product Sales Discounts and Allowances
The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Chargebacks, Discounts for Prompt Payment and Other	Other Customer Credits/Fees and Co-pay Assistance	Rebates	Total
Balance at December 31, 2020	$9,853	$3,279	$17,404	$30,536
Provision related to sales made in:
Current period	52,470	8,054	25,232	85,756
Prior periods	(27)	(2)	1,266	1,237
Payments and customer credits issued	(49,636)	(5,622)	(15,935)	(71,193)
Balance at March 31, 2021	$12,660	$5,709	$27,967	$46,336
The allowance for chargebacks, discounts for prompt payment and other are recorded as a reduction of trade receivables, net and the remaining reserves are recorded as rebates and fees due to customers or as other current liabilities in the accompanying Condensed Consolidated Balance Sheets.
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

	March 31, 2021	December 31, 2020
Contract assets	$—	$—

Contract liabilities:
Current portion(1)	$9,207	$1,790
Long-term portion(2)	9,760	3,755
Total contract liabilities	$18,967	$5,545
____________________
(1) Presented in other current liabilities in the accompanying Condensed Consolidated Balance Sheets.
(2) Presented in the long-term portion of deferred revenues in the accompanying Condensed Consolidated Balance Sheets.
During the three months ended March 31, 2021 and 2020, we recognized $2.5 million and $1.6 million, respectively, in revenues that were included in the beginning deferred revenues balance for those periods.
During the three months ended March 31, 2021, and 2020, we recognized $27.8 million and $18.8 million, respectively, in revenues for performance obligations satisfied in previous periods. Such revenues were primarily related to royalty payments allocated to the license performance obligations for our collaborations with Ipsen Pharma SAS (Ipsen), Takeda Pharmaceutical Company Limited (Takeda), Daiichi Sankyo Company, Limited (Daiichi Sankyo) and Genentech Inc. (a member of the Roche Group) (Genentech).
As of March 31, 2021, $87.3 million of the combined transaction prices for our Ipsen and Takeda collaborations were allocated to performance obligations that had not yet been satisfied. See “Note 3. Collaboration Agreements - Cabozantinib Collaborations - Performance Obligations and Transaction Prices for our Ipsen and Takeda Collaborations” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for information about the expected timing to satisfy these performance obligations.
NOTE 3. COLLABORATION AGREEMENTS AND IN-LICENSING ARRANGEMENTS
We have established multiple collaborations with leading pharmaceutical companies for the commercialization and further development of our cabozantinib franchise. Additionally, we have entered into several research collaborations and in-licensing arrangements to further enhance our early-stage pipeline and expand our ability to discover, develop and commercialize novel therapies with the goal of providing new treatment options for cancer patients and their physicians. We also entered into other collaborations with leading pharmaceutical companies for other compounds and programs in our portfolio.
See “Note 3. Collaboration Agreements” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, or as further described below, for additional information on each of our collaboration agreements and in-licensing arrangements.
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

Revenues under the collaboration agreement with Ipsen were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
License revenues	$22,451	$17,949
Collaboration services revenues	11,355	11,087
Total	$33,806	$29,036
As of March 31, 2021, $44.8 million of the transaction price was allocated to our research and development services performance obligations that has not yet been satisfied.
Takeda Collaboration
In January 2017, we entered into a collaboration and license agreement with Takeda, which was subsequently amended effective March 2018, May 2019 and September 2020 to, among other things, modify the amount of reimbursements we are eligible to receive for costs associated with our required pharmacovigilance activities, modify the amount of milestones we are eligible to receive, and modify certain cost sharing obligations related to the Japan-specific development costs associated with CONTACT-01 and CONTACT-02 clinical trials. Pursuant to this collaboration and license agreement, as amended, Takeda has exclusive commercialization rights for current and potential future cabozantinib indications in Japan, and the parties have agreed to collaborate on the clinical development of cabozantinib in Japan. The operation and strategic direction of the parties’ collaboration is governed through a joint executive committee and appropriate subcommittees.
Revenues under the collaboration agreement with Takeda were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
License revenues	$1,301	$—
Collaboration services revenues	4,135	1,069
Total	$5,436	$1,069

As of March 31, 2021, $42.5 million of the transaction price was allocated to our research and development services performance obligations that has not yet been satisfied.
GSK & Royalty Pharma
In October 2002, we established a product development and commercialization collaboration agreement with GSK, that required us to pay a 3% royalty to GSK on the worldwide net sales of any product incorporating cabozantinib by us and our collaboration partners. As disclosed in Note 2, we received notification that, effective January 1, 2021, Royalty Pharma acquired from GSK all rights, title and interest in royalties on net product sales containing cabozantinib for non-U.S. markets for the full term of the royalty and for the U.S. market through September 2026, after which time U.S. royalties will revert back to GSK. Royalties earned by GSK and Royalty Pharma in connection with our sales of cabozantinib are included in cost of goods sold and as a reduction of collaboration services revenues for sales by our collaboration partners. Such royalties were $10.1 million and $8.1 million during the three months ended March 31, 2021 and 2020, respectively.
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

	Three Months Ended March 31,
	2021	2020
Profits on U.S. commercialization	$1,794	$1,407
Royalty revenues on ex-U.S. sales	$951	$1,309
Research Collaborations and In-Licensing Arrangements
In the first quarter of 2021, we entered into additional licensing and collaboration agreements in support of our preclinical pipeline with Adagene, Inc. (Adagene) and WuXi Biologics Ireland Ltd (WuXi Bio). As part of these agreements we made aggregate upfront payments of $14.0 million in exchange for licenses to develop and commercialize products. We committed to make payments to Adagene for potential future development milestones of $55.0 million, regulatory milestones of $200.0 million, and commercial milestones of $525.0 million, each in the aggregate, as well as royalties on future net product sales. We also committed to make payments to WuXi Bio for potential future development milestones of $18.5 million, regulatory milestones of $30.0 million, and commercial milestones of $80.0 million, each per product, as well as royalties on future net product sales.
NOTE 4. CASH AND INVESTMENTS
Cash, Cash Equivalents and Restricted Cash Equivalents
A reconciliation of cash, cash equivalents, and restricted cash equivalents reported in the accompanying Condensed Consolidated Balance Sheets to the amount reported within the accompanying Condensed Consolidated Statements of Cash Flows was as follows (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$370,209	$319,217
Restricted cash equivalents included in other long-term assets	49,712	1,555
Cash, cash equivalents, and restricted cash equivalents as reported in the accompanying Condensed Consolidated Statements of Cash Flows	$419,921	$320,772
Restricted cash equivalents are used to collateralize letters of credit and consist of money-market funds and certificates of deposit with original maturities of 90 days or less. The restricted cash equivalents are classified as other long-term assets based upon the remaining term of the underlying restriction. As of March 31, 2021, restricted cash equivalents included $48.2 million of short-term investments as collateral under our standby letter of credit entered into in January 2021 as guarantee of our obligation to fund our portion of the total tenant improvements related to our build-to-suit lease at our corporate campus.
Cash, Cash Equivalents, Restricted Cash Equivalents and Investments
Cash, cash equivalents, restricted cash equivalents and investments consisted of the following (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$667,071	$219	$(1)	$667,289
Corporate bonds	495,490	3,609	(275)	498,824
U.S. Treasury and government-sponsored enterprises	148,208	83	(7)	148,284
Municipal bonds	27,776	64	(8)	27,832
Total debt securities available-for-sale	1,338,545	3,975	(291)	1,342,229
Cash	52,757	—	—	52,757
Money market funds	105,775	—	—	105,775
Certificates of deposit	63,305	—	—	63,305
Total cash, cash equivalents, restricted cash equivalents and investments	$1,560,382	$3,975	$(291)	$1,564,066

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$569,456	$372	$—	$569,828
Corporate bonds	543,520	5,244	(7)	548,757
U.S. Treasury and government-sponsored enterprises	208,326	232	(4)	208,554
Municipal bonds	28,680	83	(1)	28,762
Total debt securities available-for-sale	1,349,982	5,931	(12)	1,355,901
Cash	82,176	—	—	82,176
Money market funds	40,761	—	—	40,761
Certificates of deposit	60,004	—	—	60,004
Total cash, cash equivalents, restricted cash equivalents and investments	$1,532,923	$5,931	$(12)	$1,538,842
Interest receivable was $3.6 million and $4.5 million as of March 31, 2021 and December 31, 2020, respectively, and is included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Realized gains and losses on the sales of investments were insignificant during the three months ended March 31, 2021 and 2020.
We manage credit risk associated with our investment portfolio through our investment policy, which limits purchases to high-quality issuers and limits the amount of our portfolio that can be invested in a single issuer. The fair value and gross unrealized losses on debt securities available-for-sale in an unrealized loss position were as follows (in thousands):

	March 31, 2021
	Fair Value	Gross Unrealized Losses
Commercial paper	$4,722	$(1)
Corporate bonds	131,468	(275)
U.S. Treasury and government-sponsored enterprises	31,981	(7)
Municipal bonds	12,120	(8)
Total	$180,291	$(291)

	December 31, 2020
	Fair Value	Gross Unrealized Losses
Corporate bonds	$28,445	$(7)
U.S. Treasury and government-sponsored enterprises	21,989	(4)
Municipal bonds	5,865	(1)
Total	$56,299	$(12)
All securities presented have been in an unrealized loss position for less than 12 months. There were 53 and 14 investments in an unrealized loss position as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021 and 2020, we did not record an allowance for credit losses or other impairment charges on our investment securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. Based on the scheduled maturities of our investments, we determined that it was more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.

The fair value of debt securities available-for-sale by contractual maturity was as follows (in thousands):

	March 31, 2021	December 31, 2020
Maturing in one year or less	$1,021,369	$1,034,150
Maturing after one year through five years	320,860	321,751
Total debt securities available-for-sale	$1,342,229	$1,355,901

NOTE 5. FORWARD CURRENCY CONTRACTS
In January 2021, we initiated an operational hedging program and entered into forward contracts to hedge certain operational exposures for the changes in foreign currency exchanges rates associated with assets or liabilities denominated in foreign currencies, primarily the Euro.
As of March 31, 2021, we had one forward contract outstanding to sell €9.3 million. The forward contract has a maturity of three months, is recorded at fair value and is included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The fair value of the forward contract at March 31, 2021 was not material. The forward contract is considered a Level 2 in the fair value hierarchy of our fair value measurements. For the three months ended March 31, 2021, we recognized $0.4 million of gains on the maturity of our forward contracts, which is included in other income (expense), net on our Condensed Consolidated Statements of Income.
NOTE 6. FAIR VALUE MEASUREMENTS
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

	March 31, 2021
	Level 1	Level 2	Total
Commercial paper	$—	$667,289	$667,289
Corporate bonds	—	498,824	498,824
U.S. Treasury and government-sponsored enterprises	—	148,284	148,284
Municipal bonds	—	27,832	27,832
Total debt securities available-for-sale	—	1,342,229	1,342,229
Money market funds	105,775	—	105,775
Certificates of deposit	—	63,305	63,305
Total financial assets carried at fair value	$105,775	$1,405,534	$1,511,309

	December 31, 2020
	Level 1	Level 2	Total
Commercial paper	$—	$569,828	$569,828
Corporate bonds	—	548,757	548,757
U.S. Treasury and government-sponsored enterprises	—	208,554	208,554
Municipal bonds	—	28,762	28,762
Total debt securities available-for-sale	—	1,355,901	1,355,901
Money market funds	40,761	—	40,761
Certificates of deposit	—	60,004	60,004
Total financial assets carried at fair value	$40,761	$1,415,905	$1,456,666

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
NOTE 7. INVENTORY
Inventory consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$7,988	$7,773
Work in process	21,873	20,610
Finished goods	5,786	7,291
Total	$35,647	$35,674

Balance Sheet classification:
Current portion included in inventory	$24,757	$20,973
Long-term portion included in other long-term assets	10,890	14,701
Total	$35,647	$35,674
Write-downs related to excess and expiring inventory were $2.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.
NOTE 8. STOCK-BASED COMPENSATION
We allocated the stock-based compensation expense for our equity incentive plans and our Employee Stock Purchase Plan (ESPP) as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$12,396	$5,086
Selling, general and administrative	22,257	8,896
Total stock-based compensation expense	$34,653	$13,982

Stock-based compensation for each type of award under our equity incentive plans and ESPP were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options	$4,694	$4,994
Restricted stock units	11,669	7,797
Performance stock units	17,947	496
ESPP	343	695
Total stock-based compensation expense	$34,653	$13,982
As of March 31, 2021, 9,272,614 shares were available for grant under the Exelixis, Inc. 2017 Equity Incentive Plan (as amended and restated, the 2017 Plan). The share reserve is reduced by 1 share for each share issued pursuant to a stock option and 1.5 shares for full value awards granted in the form of restricted stock units (RSUs).
During the three months ended March 31, 2021, we granted 881,440 stock options with a weighted average exercise price of $21.75 per share and a weighted average grant date fair value of $9.88 per share. As of March 31, 2021, there were 15,688,044 stock options outstanding and $30.7 million of related unrecognized compensation expense.
During the three months ended March 31, 2021, we granted 3,059,698 service-based restricted stock units (RSUs) with a weighted average grant date fair value of $21.43 per share. As of March 31, 2021, there were 8,282,867 RSUs outstanding and $155.9 million of related unrecognized compensation expense.
Stock options and RSUs granted to employees during the three months ended March 31, 2021 have vesting conditions and contractual lives of a similar nature to those described in “Note 8. Employee Benefit Plans” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
In March 2021, we awarded 1,027,650 (the target amount) performance-based restricted stock units (PSUs), subject to a performance and a market condition (the 2021 PSUs). Pursuant to the terms of 2021 PSUs, the holders of the awards may earn up to 200% of the target amount of shares, depending on the level of achievement of the performance condition related to certain net product revenues and a total shareholder return (TSR) market condition. The TSR market condition is based on our relative TSR percentile rank compared to companies in the NASDAQ Biotechnology Index during the performance period, which is January 2, 2021 through December 29, 2023. Fifty percent of the shares earned subject to the performance and market conditions will vest at the end of the performance period and the remainder will vest approximately one year later subject to employee’s continuous service. The 2021 PSUs will be forfeited if the performance condition at or above a threshold level is not achieved by December 29, 2023.
A Monte Carlo simulation model was used to determine the grant date fair value of $24.54 for the 2021 PSUs based on the following assumptions:

Fair value of the Company’s common stock on grant date	$21.31
Expected volatility	49%
Risk-free interest rate	0.29%
Dividend yield	—%
The Monte Carlo simulation model also assumed correlations of returns of the stock prices of the Company’s common stock and the common stock of a peer group of companies and historical stock price volatility of the peer group of companies. The valuation model also used terms based on the length of the performance period and compound annual growth rate goals for total stockholder return based on the provisions of the award.
As of March 31, 2021, there were 8,767,305 PSUs outstanding and $161.2 million of related unrecognized compensation expense. Expense recognition for PSUs commences when it is determined that achievement of the performance target is probable. During the three months ended March 31, 2021, we achieved additional performance targets for 461,532 additional PSUs granted during 2019. For more information about our PSUs, see “Note 8. Employee Benefit Plans” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

NOTE 9. PROVISION FOR (BENEFIT FROM) INCOME TAXES
The effective tax rate for the three months ended March 31, 2021 differed from the U.S. federal statutory tax rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options, in relation to the generation of a small pre-tax loss during the period. The effective tax rate for the three months ended March 31, 2020 differed from U.S. federal statutory tax rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options during the period and the generation of federal tax credits.
NOTE 10. NET INCOME PER SHARE
Net income per share - basic and diluted, were computed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$1,601	$48,612
Denominator:
Weighted-average common shares outstanding — basic	312,473	305,388
Dilutive securities	8,814	10,451
Weighted-average common shares outstanding — diluted	321,287	315,839

Net income per share — basic	$0.01	$0.16
Net income per share — diluted	$0.00	$0.15
Dilutive securities included outstanding stock options and PSOs, unvested RSUs and PSUs and ESPP contributions.
Certain potential common shares were excluded from our calculation of weighted-average common shares outstanding - diluted because either they would have had an anti-dilutive effect on net income per share or they were related to shares from PSUs that were contingently issuable and the contingency had not been satisfied at the end of the reporting period. The weighted-average potential common shares excluded from our calculation were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Anti-dilutive securities and contingently issuable shares excluded	10,007	12,014
NOTE 11. COMMITMENTS AND CONTINGENCIES
In September 2019, we received a notice letter regarding an Abbreviated New Drug Application (ANDA) submitted to the FDA by MSN Pharmaceuticals, Inc. (MSN), requesting approval to market a generic version of CABOMETYX tablets. MSN’s initial notice letter included a Paragraph IV certification with respect to our U.S. Patent Nos. 8,877,776, 9,724,342, 10,034,873 and 10,039,757, which are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, also referred to as the Orange Book. MSN’s initial notice letter did not provide a Paragraph IV certification against U.S. Patent No. 7,579,473, the composition of matter patent, or U.S. Patent No. 8,497,284, a method of use patent. On October 29, 2019, we filed a complaint in the United States District Court for the District of Delaware for patent infringement against MSN asserting U.S. Patent No. 8,877,776 arising from MSN’s ANDA filing with the FDA. On November 20, 2019, MSN filed its response to the complaint, alleging that U.S. Patent No. 8,877,776 is invalid and not infringed. On May 5, 2020, we received notice from MSN that it had amended its ANDA to assert additional Paragraph IV certifications. The ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of the two previously unasserted CABOMETYX patents: U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284. On May 11, 2020, we filed a complaint in the United States District Court for the District of Delaware for patent infringement against MSN asserting U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284 arising from MSN’s amended ANDA filing with the FDA. Neither of our complaints alleges infringement of U.S. Patent Nos. 9,724,342, 10,034,873 and 10,039,757. On May 22, 2020, MSN filed its response to the complaint, alleging that each of U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284 is invalid and not infringed. On March 23, 2021, MSN filed its First Amended Answer and Counterclaims (amending its prior filing from May 22, 2020), seeking, among other things, a declaratory judgment that U.S. Patent No. 9,809,549 is invalid and would not be infringed by

MSN if its generic version of CABOMETYX tablets were approved by the FDA. On April 7, 2021, we filed our response to MSN’s First Amended Answer and Counterclaims, denying, among other things, that U.S. Patent No. 9,809,549 is invalid or would not be infringed. In our complaints, we are seeking, among other relief, an order that the effective date of any FDA approval of the ANDA would be a date no earlier than the expiration of all of U.S. Patent No. 7,579,473, U.S. Patent No. 8,497,284 and U.S. Patent No. 8,877,776, the latest of which expires on October 8, 2030, and equitable relief enjoining MSN from infringing these patents. These lawsuits against MSN have been consolidated, and a bench trial has been scheduled for May 2022.
In May 2021, we received a notice letter from Teva Pharmaceuticals USA, Inc. (Teva) regarding an ANDA Teva submitted to the FDA, requesting approval to market a generic version of CABOMETYX tablets. Teva’s notice letter included a Paragraph IV certification with respect to our U.S. Patent Nos. 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Orange Book and expire in 2033, 2031 and 2031, respectively. Teva’s notice letter did not provide a Paragraph IV certification against any additional CABOMETYX patents. We are reviewing the details of the Paragraph IV certification notice.
The sale of any generic version of CABOMETYX earlier than its patent expiration could significantly decrease our revenues derived from the U.S. sales of CABOMETYX and thereby materially harm our business, financial condition and results of operations. It is not possible at this time to determine the likelihood of an unfavorable outcome or estimate of the amount or range of any potential loss.
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
This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report and the consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 submitted to the Securities and Exchange Commission (SEC) on February 10, 2021.
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
To develop and commercialize CABOMETYX and COMETRIQ outside the U.S., we have entered into license agreements with Ipsen Pharma SAS (Ipsen) and Takeda Pharmaceutical Company Limited (Takeda). We granted to Ipsen the rights to develop and commercialize cabozantinib outside of the U.S. and Japan, and to Takeda the rights to develop and commercialize cabozantinib in Japan. Both Ipsen and Takeda also contribute financially and operationally to the further global development and commercialization of the cabozantinib franchise in other potential indications, and we continue to work closely with them on these activities. Utilizing its regulatory expertise and established international oncology marketing network, Ipsen has continued to execute on its commercialization plans for CABOMETYX, having received regulatory approvals and launched in multiple territories outside of the U.S., including in the European Union (EU) and Canada, as a treatment for advanced RCC and for HCC in adults who have previously been treated with sorafenib. In addition, in March 2021, Ipsen and BMS received regulatory approval from the European Commission (EC) for CABOMETYX in combination with OPDIVO as a first-line treatment for patients with advanced RCC , and both Ipsen and BMS plan to submit applications to approve the combination in other territories beyond the EU. With respect to the Japanese market, Takeda has received Manufacturing and Marketing Approvals from the Japanese Ministry of Health, Labour and Welfare (MHLW) of CABOMETYX as a treatment of patients with curatively unresectable or metastatic RCC and as a treatment of patients with unresectable HCC who progressed after cancer chemotherapy. In October 2020, Takeda and Ono Pharmaceutical Co., Ltd. (Ono), BMS’ development and commercialization partner in Japan, submitted a supplemental application to the Japanese MHLW for Manufacturing and Marketing Approval of CABOMETYX in combination with OPDIVO for the treatment of patients with unresectable, advanced or metastatic RCC.
In addition to our regulatory and commercialization efforts in the U.S. and the support provided to our collaboration partners for rest-of-world regulatory and commercialization activities, we are also pursuing other indications for cabozantinib that have the potential to increase the number of cancer patients who could benefit from this medicine. We are evaluating cabozantinib, both as a single agent and in combination with other therapies, in a broad development program comprising over 100 ongoing or planned clinical trials across multiple indications. We, along with our collaboration partners, sponsor some of the trials, and independent investigators conduct the remaining trials through our Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute’s Cancer Therapy Evaluation Program (NCI-CTEP) or our investigator-sponsored trial program. Informed by the available data from these clinical trials, we continue to advance the development program for the cabozantinib franchise with potentially label-enabling trials. One pivotal trial that has resulted from this effort is COSMIC-311, our ongoing phase 3 pivotal trial evaluating cabozantinib versus placebo in patients with radioactive iodine (RAI)-refractory differentiated thyroid cancer (DTC) who have progressed after up to two VEGF receptor-targeted therapies. In December 2020, we announced that COSMIC-311 had met its co-primary endpoint of demonstrating significant improvement in progression-free survival (PFS), and in February 2021, we announced the FDA had granted Breakthrough Therapy Designation to cabozantinib as a potential treatment for patients with RAI-refractory DTC who have progressed following prior therapy. We intend to discuss the study results, proposed changes to the study conduct, as well as plans for filing an sNDA with the FDA in 2021.
We are particularly interested in continuing to evaluate cabozantinib’s potential in combination with immune checkpoint inhibitors (ICIs) to determine if these combinations further improve outcomes for patients. Building on preclinical and clinical observations that cabozantinib may promote a more immune-permissive tumor environment potentially resulting in cooperative activity of cabozantinib in combination with these products, we are evaluating cabozantinib in combination with a variety of ICIs. CheckMate -9ER, a phase 3 pivotal trial evaluating the combination of cabozantinib and nivolumab compared to sunitinib in previously untreated advanced or metastatic RCC, for which we and our collaboration partner BMS announced positive top-line results in April 2020, is reflective of this strategy. The trial met its primary endpoint of PFS at final analysis, as well as the secondary endpoints of overall survival (OS) at a pre-specified interim analysis and objective response rate (ORR), and showed that the combination of cabozantinib with nivolumab significantly improved the three key efficacy outcomes as compared with sunitinib, doubling PFS and ORR and reducing the risk of disease progression or death by 40 percent compared with sunitinib. Data from CheckMate -9ER served as the basis for the FDA’s and EC’s approval of CABOMETYX in combination with OPDIVO as a first-line treatment of patients with advanced RCC in January 2021 and March 2021, respectively. We are also collaborating with BMS on COSMIC-313, a phase 3 pivotal trial evaluating the triplet combination of cabozantinib, nivolumab and ipilimumab versus the combination of nivolumab and ipilimumab in patients with previously untreated advanced intermediate- or poor-risk RCC. Enrollment for COSMIC-313 was completed in March 2021, and we expect to report top-line results of the event-driven analyses from the trial in 2022.
In an effort to expand our exploration of combinations with ICIs, we have also initiated multiple trials evaluating cabozantinib in combination with F. Hoffmann-La Roche Ltd.’s (Roche) ICI, atezolizumab. COSMIC-312 is a phase 3 pivotal trial evaluating cabozantinib in combination with atezolizumab versus sorafenib in previously untreated advanced HCC, for which we announced in August 2020 that enrollment was completed. Based on current event rates, we anticipate announcing top-line results in the second quarter of 2021, and if the data are supportive, we anticipate filing a supplemental New Drug Application (sNDA) with the FDA in the second half of 2021. COSMIC-021 is a broad phase 1b study evaluating the safety and tolerability of cabozantinib in combination with atezolizumab in patients with locally advanced or metastatic solid tumors. Based on continuing encouraging efficacy and safety data certain cohorts have been or may be further expanded, including the cohorts of patients with non-small cell lung cancer (NSCLC) who have been previously treated with an ICI and metastatic castration-resistant prostate cancer (mCRPC) who have been previously treated with enzalutamide and/or abiraterone acetate and experienced radiographic disease progression in soft tissue. We anticipate completing enrollment of up to 1,732 patients in the trial in the first half of 2021, although both the timing and final number of patients are subject to the initiation of additional cohorts or expansion of selected existing cohorts, as well as any further delays resulting from the COVID-19 pandemic. Since the initiation of the trial, data from COSMIC-021 have been instrumental in guiding our clinical development strategy for cabozantinib in combination with ICIs, including supporting the initiation of COSMIC-312, and three phase 3 pivotal trials in collaboration with Roche, CONTACT-01, CONTACT-02 and CONTACT-03, evaluating the combination of cabozantinib with atezolizumab in patients with metastatic NSCLC, mCRPC and advanced RCC, respectively. Based on regulatory feedback from the FDA, and if supported by the clinical data, we intend to file with the FDA for accelerated approval in an mCRPC indication in 2021.
We remain committed to expanding our oncology product pipeline through drug discovery efforts, which encompass both small molecule and biologics programs with multiple modalities and mechanisms of action. Our small molecule discovery programs are supported by a robust and expanding infrastructure, including a library of 4.6 million compounds. We have extensive experience in the identification and optimization of drug candidates against multiple target classes for oncology, inflammation and metabolic diseases. The first compound to advance from our recent drug discovery efforts is XL092, a next-generation oral tyrosine kinase inhibitor that targets VEGF receptors, MET, AXL, MER and other kinases implicated in cancer’s growth and spread. In designing XL092, we sought to build upon our experience with cabozantinib, retaining the target profile of cabozantinib while improving key characteristics, including the pharmacokinetic half-life. We are currently evaluating XL092 in STELLAR-001, a phase 1b clinical trial in patients with advanced solid tumors, for which dose-escalation cohorts evaluating the compound, both as a single agent and in combination with atezolizumab, are currently enrolling, and we expect the trial will begin to enroll patients in additional dose-escalation cohorts evaluating XL092 in combination with avelumab, an ICI developed by Merck KGaA, Darmstadt, Germany (Merck KGaA) and Pfizer Inc. (Pfizer), during the second quarter of 2021. We expect that once recommended doses of both single-agent XL092 and XL092 in combination with atezolizumab or avelumab are established, the trial will begin to enroll expansion cohorts for patients with clear cell and non-clear cell RCC, hormone-receptor positive breast cancer, mCRPC and urothelial carcinoma (UC).
We also augment our internal small molecule discovery activities through research collaborations and in-licensing arrangements with other companies engaged in small molecule discovery. The most advanced compound to emerge from these arrangements is XL102 (formerly AUR102), the lead program targeting cyclin-dependent kinase 7 under our collaboration with Aurigene Discovery Technologies Limited (Aurigene). In December 2020, based on encouraging preclinical data, we exercised our exclusive option to license XL102 from Aurigene. Following the FDA’s acceptance of our Investigational New Drug (IND) application in December 2020, we initiated a phase 1 clinical trial of the compound in January 2021.
Beyond small molecules, we have additionally launched rigorous efforts to discover and advance biologic drug candidates, such as bispecific antibodies, antibody drug conjugates (ADCs) and other innovative biologics that have the potential to become anti-cancer therapies. To facilitate the growth of these biologics programs, we have established multiple research collaborations and in-licensing arrangements, expanding our access to antibodies or other binders, which are the starting point for use with additional technology platforms that we employ to generate next-generation ADCs or bispecific antibodies. Most recently, we entered into a collaboration and license agreement with Adagene Inc. (Adagene), focused on using Adagene’s SAFEbodyTM technology to develop novel masked ADCs or other innovative biologics with potential for improved therapeutic index, as well as an exclusive license agreement with WuXi Biologics Ireland Limited, a wholly owned subsidiary of WuXi Biologics (Cayman) Inc. (individually and collectively referred to as WuXi Bio), focused on leveraging WuXi Bio’s panel of monoclonal antibodies (mAbs) for the development of ADC, bispecific and certain other novel tumor-targeting biologics applications. We have already made significant progress under our biologics-focused research collaborations and in-licensing arrangements and believe we will continue to do so during the remainder of 2021. For example, based on promising preclinical data for XB002 (formerly known as ICON-2), the lead Tissue Factor ADC program under our research collaboration with Iconic Therapeutics, Inc. (Iconic), we exercised our exclusive option to license XB002 in December 2020. Following the FDA’s acceptance of our IND in April 2021, we expect to initiate a phase 1 clinical trial of XB002 during the second quarter of 2021. Also, in May 2021, we executed an asset purchase agreement with GamaMabs Pharma SA (GamaMabs), under which we will, upon the closing of the asset purchase and subject to certain conditions, acquire all rights, title and interest in GamaMabs’ antibody program directed at anti-Müllerian hormone receptor 2 (AMHR2), a novel oncology target with relevance in multiple forms of cancer.
We will continue to engage in business development initiatives aimed at acquiring and in-licensing promising oncology platforms and assets and then further characterize and develop them utilizing our established preclinical and clinical development infrastructure. In total, we are advancing drug candidates across approximately 20 ongoing discovery programs toward and through preclinical development, and subject to preclinical data, we have the potential to submit multiple INDs later in 2021.
COVID-19 Update
As of the date of this Quarterly Report, the COVID-19 pandemic continues to have a modest impact on our business operations, in particular on our clinical trial, drug discovery and commercial activities. We have and continue to undertake considerable efforts to mitigate the various problems presented by this crisis, including as described below:
Clinical Trials. To varying degrees and at different rates across our clinical trials, we experienced declines in screening and enrollment activity during the early days of the COVID-19 pandemic, as well as delays in new site activations and restrictions on the access to treatment sites that is necessary to monitor clinical study progress and administration. Beginning during the second quarter of 2020 and throughout the rest of 2020 and the first quarter of 2021, however, that trend reversed, and screening and enrollment activity began to increase. As a result, we and our collaboration partners, including principal investigators and personnel at clinical trial sites, have been successful overall in preventing material delays to our ongoing and planned clinical trials due to the COVID-19 pandemic. We have done this through ongoing assessment of the COVID-19 pandemic’s impact and, wherever possible, taking proactive steps in compliance with guidance issued by the FDA, EMA and other regulatory agencies to support the safety of our patients and their access to treatment, as well as to maintain the high quality of our clinical trials. We recognize, however, that we may have to make further operational adjustments to our ongoing and planned clinical trials and that patient enrollment, and new clinical trial site initiations may be further slowed due to the COVID-19 pandemic, especially if it is further prolonged or grows in severity.
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
Commercial Activities. Our field employees have partially resumed their in-person promotional activities while supplementing these activities with telephonic and virtual interactions. These efforts enabled them to remain engaged with healthcare professionals and to be available to them as an informational resource. Overall, despite the challenges posed by the COVID-19 pandemic, we believe our commercial business has been only modestly impacted. We believe this is the case largely because of the gravity of the cancer conditions that our products are indicated to treat and because CABOMETYX has been available in the U.S. since 2016, which means its safety and efficacy profile is well known to most healthcare professionals that treat the conditions for which it is indicated.
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
General Business Operations. We have taken numerous temporary precautions to help mitigate the risk of transmission of the virus, including reducing the number of our employees working on-site at our Alameda headquarters under enhanced safety and social distancing protocols and initiating an on-site testing program. Although having most of our employees continue to work remotely has required that we devise new ways of working and collaborating, to date, the COVID-19 pandemic has only had a modest impact on our productivity and has not caused significant interruptions in our general business operations. For a discussion of workplace safety measures we have taken as a result of the COVID-19 pandemic, see “Business—Environmental, Health and Safety—Workplace Safety Measures in Response to COVID-19” in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, submitted to the SEC on February 10, 2021.
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
First Quarter 2021 Business Updates and Financial Highlights
During the first quarter of 2021, we continued to execute on our business objectives, generating significant revenues from operations and enabling us to continue to seek to maximize the clinical and commercial potential of our products and expand our product pipeline. Significant business updates and financial highlights for the quarter and subsequent to quarter-end include:
Business Updates
•In January 2021, the FDA approved the combination of CABOMETYX and OPDIVO as a first-line treatment of patients with advanced RCC, and we commenced the commercial launch of the combination upon such approval. The approval was based on positive results from the phase 3 pivotal trial, CheckMate -9ER, in which the combination met its primary endpoint of significantly improving PFS at final analysis, as well as the secondary endpoints of OS at a pre-specified interim analysis and ORR, versus sunitinib.
•In January 2021, we announced the initiation of a phase 1 clinical trial evaluating XL102, both as a single agent and in combination with other anti-cancer therapies for the treatment of inoperable, locally advanced or metastatic solid tumors.
•In February 2021, we announced a collaboration and license agreement with Adagene to utilize Adagene’s SAFEbody technology platform to generate masked versions of mAbs from our growing preclinical pipeline for the development of ADCs or other innovative biologics.
•In February 2021, cabozantinib was the subject of multiple data presentations at the virtual American Society of Clinical Oncology Genitourinary Cancers Symposium (ASCO GU 2021), including updated trial results with extended follow-up and patient-reported outcomes from the CheckMate -9ER trial demonstrating continued superior PFS, OS and ORR vs. sunitinib across both the subgroup of 75 patients with sarcomatoid histology and the full study population, as well as significantly improved health-related quality of life. Additional cabozantinib presentations at ASCO GU 2021 included: positive results from PAPMET (also known as SWOG S1500), a randomized phase 2 trial conducted by the Southwest Oncology Group evaluating cabozantinib versus sunitinib in patients with metastatic papillary RCC; positive findings from an international retrospective study of cabozantinib in RCC patients with brain metastases; and positive final results from the phase 1 clinical trial sponsored and conducted by NCI-CTEP, including seven expansion cohorts, evaluating cabozantinib in combination with nivolumab and in combination with both nivolumab and ipilimumab in patients with refractory metastatic genitourinary tumors.
•In February 2021, we announced the FDA had granted Breakthrough Therapy Designation to cabozantinib as a potential treatment for patients with RAI-refractory DTC who have progressed following prior therapy.
•In March 2021, we announced an exclusive license agreement with WuXi Bio for a panel of mAbs, discovered based on WuXi Bio’s integrated technology platforms for the development of ADC, bispecific and certain other novel tumor-targeting biologics applications.

•In March 2021, we announced a clinical trial collaboration and supply agreement with Merck KGaA and Pfizer to evaluate the safety and tolerability of XL092 in combination with avelumab in patients with locally advanced or metastatic UC as part of the ongoing STELLAR-001 phase 1b dose escalation study.
•In March 2021, we announced the completion of patient enrollment in COSMIC-313, a phase 3 pivotal trial evaluating the triplet combination of cabozantinib, nivolumab and ipilimumab versus the combination of nivolumab and ipilimumab in patients with previously untreated advanced intermediate- or poor-risk RCC. COSMIC-313 is a multicenter, randomized, double-blind, controlled phase 3 pivotal trial that enrolled approximately 840 patients globally. The primary endpoint of the trial is PFS, and additional endpoints include OS and ORR.
•In March 2021 and April 2021, Ipsen and BMS, respectively, received regulatory approval from the EC for CABOMETYX in combination with OPDIVO as a first-line treatment for patients with advanced RCC.
•In April 2021, we announced the FDA’s acceptance of the IND for XB002 and our plans to initiate a phase 1 trial during the second quarter of 2021.
•In May 2021, we announced an asset purchase agreement with GamaMabs to acquire GamaMabs’ antibody program directed at AMHR2.
•In May 2021, we received a notice letter from Teva Pharmaceuticals USA, Inc. (Teva) regarding an Abbreviated New Drug Application (ANDA) Teva submitted to the FDA, requesting approval to market a generic version of CABOMETYX tablets. Teva’s notice letter included a Paragraph IV certification with respect to our U.S. Patent Nos. 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, also referred to as the Orange Book, and expire in 2033, 2031 and 2031, respectively. Teva’s notice letter did not provide a Paragraph IV certification against any additional CABOMETYX patents. We are reviewing the details of the Paragraph IV certification notice. We intend to continue to vigorously defend our cabozantinib intellectual property estate.
Financial Highlights
•Net product revenues for the first quarter of 2021 were $227.2 million, compared to $193.9 million for the first quarter of 2020.
•Total revenues for the first quarter of 2021 were $270.2 million, compared to $226.9 million for the first quarter of 2020.
•Research and development expenses for the first quarter of 2021 were $159.3 million, compared to $101.9 million for the first quarter of 2020.
•Selling, general and administrative expenses for the first quarter of 2021 were $102.4 million, compared to $62.9 million for the first quarter of 2020.
•Provision for (benefit from) income taxes for the first quarter of 2021 was $(3.6) million, compared to $11.4 million for the first quarter of 2020.
•Net income for the first quarter of 2021 was $1.6 million, or $0.01 per share, basic and $0.00 per share, diluted, compared to net income of $48.6 million, or $0.16 per share, basic and $0.15 per share diluted, for the first quarter of 2020.
•Cash, cash equivalents, restricted cash equivalents and investments were $1.6 billion as of March 31, 2021, compared to $1.5 billion as of December 31, 2020.
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
Achievement of our 2021 business objectives will also depend on our ability to maintain a competitive position with respect to the shifting landscape of therapeutic strategy for the treatment of cancer, which we may not be able to do. While we have had success in adapting our development strategy for the cabozantinib franchise and other product candidates to address the expanding role of therapies that combine targeted agents with ICIs and/or with other mechanisms of action, it is uncertain whether current and future clinical trials will lead to regulatory approvals, or whether physicians will prescribe regimens containing our products instead of competing product combinations. Moreover, the complexities of such a development strategy have required and are likely to continue to require collaboration with some of our competitors. In the longer term, we may eventually face competition from potential manufacturers of generic versions of our marketed products, including the proposed generic versions of CABOMETYX tablets that are the subject of ANDAs submitted to the FDA by MSN Pharmaceuticals, Inc. (MSN) and Teva, and the approval of either MSN’s or Teva’s ANDA could significantly decrease our revenues derived from the U.S. sales of CABOMETYX and thereby materially harm our business, financial condition and results of operations. Separately, our research and development objectives may be impeded by the challenges of scaling our organization to meet the demands of expanded drug development, unanticipated delays in clinical testing and the inherent risks and uncertainties associated with drug discovery operations, all of which may be increased as a result of the COVID-19 pandemic. In connection with efforts to expand our product pipeline, we may be unsuccessful in discovering new drug candidates or identifying appropriate candidates for in-licensing or acquisition.
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
Fiscal Year Convention
We have adopted a 52- or 53-week fiscal year policy that ends on the Friday closest to December 31st. Fiscal year 2021, which is a 52-week fiscal year, will end on December 31, 2021 and fiscal year 2020, which was a 52-week fiscal year, ended on January 1, 2021. For convenience, references in this report as of and for the three months ended April 2, 2021 and April 3, 2020, and as of and for the fiscal year ended January 1, 2021 are indicated as being as of and for the three months ended March 31, 2021 and March 31, 2020, and the year ended December 31, 2020, respectively.
Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2021	2020
Net product revenues	$227,212	$193,880	17%
License revenues	27,528	20,879	32%
Collaboration services revenues	15,490	12,156	27%
Total revenues	$270,230	$226,915	19%

Net Product Revenues
Gross product revenues, discounts and allowances, and net product revenues were as follows (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2021	2020
Gross product revenues	$314,205	$252,566	24%
Discounts and allowances	(86,993)	(58,686)	48%
Net product revenues	$227,212	$193,880	17%
Net product revenues by product were as follows (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2021	2020
CABOMETYX	$223,595	$189,216	18%
COMETRIQ	3,617	4,664	-22%
Net product revenues	$227,212	$193,880	17%
The increase in net product revenues for CABOMETYX for the three months ended March 31, 2021, relative to the corresponding prior year period, was primarily related to an increase in the number of units sold that was partially driven by the strong uptake for the combination therapy of CABOMETYX and OPDIVO following approval by the FDA in January 2021. The decrease in net product revenues for COMETRIQ for the three months ended March 31, 2021, relative to the corresponding prior year period, was due to a decrease in the number of units sold.
We project our net product revenues for the remainder of 2021 may increase relative to the corresponding prior year period, primarily as a result of the growth in the number of units sold following the FDA’s approval of CABOMETYX in combination with OPDIVO as a first line treatment of patients with advanced RCC, as well as an increase in selling price.
We recognize product revenues net of discounts and allowances that are described in “Note 1. Organization and Summary of Significant Accounting Policies” to our “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2020. The increase in discounts and allowances for the three months ended March 31, 2021, relative to the corresponding prior year period, was primarily the result of an increase in Public Health Service hospital utilization and the dollar amount of the related chargebacks, an increase in returns and allowances and an increase in Medicare utilization.
We project our discounts and allowances as a percentage of gross revenues may increase during the remainder of 2021 relative to the corresponding prior year period as the number of patients participating in government programs continues to increase and as the discounts given and rebates paid to government payers also increase.
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
Royalties increased primarily as a result of increases in royalties earned on Ipsen’s net sales of cabozantinib outside of the U.S. and Japan. Ipsen royalties were $22.5 million for the three months ended March 31, 2021, compared to $17.9 million for the comparable period in 2020. Ipsen’s net sales of cabozantinib have continued to grow since their first commercial sale of the product in the fourth quarter of 2016, primarily due to increased demand of CABOMETYX, which, as of March 31, 2021, is approved in 60 countries outside of the U.S. Royalties also increased due to the commercial launch of CABOMETYX for the treatment of patients with curatively unresectable or metastatic RCC in Japan by Takeda during the second quarter of 2020.
Our share of profits on the U.S. commercialization of COTELLIC under our collaboration agreement with Genentech was $1.8 million for the three months ended March 31, 2021, compared to $1.4 million for the corresponding prior year period. We also earned royalties on ex-U.S. net sales of COTELLIC by Genentech of $1.0 million for the three months ended March 31, 2021, compared to $1.3 million for the corresponding prior year period.
Due to uncertainties surrounding the timing and achievement of regulatory and development milestones, it is difficult to predict future milestone revenues and milestones can vary significantly from period to period. We project our license revenues for the remainder of 2021 to decrease, relative to fiscal 2020, as a result of the anticipated achievement of fewer milestones in 2021, partially offset by an increase in royalty revenues related to an increase in product sales by Ipsen and Takeda.
Collaboration Services Revenues
Collaboration services revenues include the recognition of deferred revenues for the portion of upfront and milestone payments that have been allocated to research and development services performance obligations, development cost reimbursements earned under our collaboration agreements, product supply revenues, net of product supply costs and the royalties we pay on sales by Ipsen and Takeda of products containing cabozantinib. We received notification that, effective January 1, 2021, Royalty Pharma plc acquired from GlaxoSmithKline (GSK) all rights, title and interest in royalties on net product sales containing cabozantinib for non-U.S. markets for the full term of the royalty and for the U.S. market through September 2026, after which time U.S. royalties will revert back to GSK.
Development cost reimbursements were $18.3 million for the three months ended March 31, 2021, compared to $14.4 million for the corresponding prior year period. The increase in development cost reimbursements was primarily a result of the reimbursements from Ipsen and Takeda associated with their decision to opt in and co-fund CONTACT-02 and additional cohorts of COSMIC-021 studies in 2020 and their respective share of the increase in spending on the CONTACT-02 study, partially offset by a decrease in spending on COSMIC-021 and COSMIC-312 studies.
Collaboration services revenues were reduced by $3.3 million for the 3% royalty we are required to pay on the net sales by Ipsen and Takeda of any product incorporating cabozantinib for the three months ended March 31, 2021, compared to $2.4 million for the corresponding prior year period. As royalty generating sales of cabozantinib by Ipsen and Takeda have increased as described above, our royalty payments have also increased.
We project our collaboration services revenues may decrease for the remainder of 2021, relative to fiscal 2020, primarily as a result of lower development cost reimbursements projected to be earned under our collaboration agreements.
Cost of Goods Sold
The cost of goods sold and our gross margin were as follows (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2021	2020
Cost of goods sold	$13,198	$9,289	42%
Gross margin	94%	95%
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty payable on U.S. net sales of any product incorporating cabozantinib, as well as the cost of inventory sold, indirect labor costs, write-downs related to expiring and excess inventory, and other third-party logistics costs. The increase in cost of goods sold for the three months ended March 31, 2021, relative to the corresponding prior year period, was primarily the result of an increase in write-downs for excess and expiring inventory, certain other period costs, as well as an increase in royalties as a result of increased U.S. cabozantinib sales, partially offset by favorable purchase price variances. We do not project our gross margin to change significantly during the remainder of 2021.

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
Research and development expenses by category were as follows (in thousands):

	Three Months Ended March 31,		Percent
	2021	2020	Change
Research and development expenses:
Development:
Clinical trial costs	$60,691	$53,344	14%
Personnel expenses	28,884	20,288	42%
Consulting and outside services	5,289	3,244	63%
Other development costs	7,284	4,741	54%
Total development	102,148	81,617	25%
Drug discovery:
License and other collaboration costs	28,438	5,013	467%
Other drug discovery (1)	11,287	6,734	68%
Total drug discovery	39,725	11,747	238%
Other (2)	17,415	8,513	105%
Total research and development expenses	$159,288	$101,877	56%
____________________
(1)    Primarily includes personnel expenses, consulting and outside services and laboratory supplies.
(2)    Includes stock-based compensation, the allocation of general corporate costs to research and development, and development cost reimbursements in connection with our collaboration arrangement with Roche executed in December 2019.
The increase in research and development expenses for the three months ended March 31, 2021, relative to the corresponding prior year period, was primarily related to increases in license and other collaboration costs, clinical trial costs, personnel expenses and stock-based compensation expense. License and other collaboration costs increased primarily due to increases in upfront license fees, program initiation fees and research funding commitments related to business development activities. Clinical trial costs, which include services performed by third-party contract research organizations and other vendors who support our clinical trials, increased primarily due to costs associated with the expanding clinical trial program for cabozantinib. Personnel expenses increased primarily due to increases in headcount to support our expanding discovery and development organization. Stock-based compensation expense increased primarily due to the performance-based restricted stock units (PSUs) granted in 2019 that became probable of achievement during the first quarter of 2021.
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
We are focusing our development efforts primarily on cabozantinib to maximize the therapeutic and commercial potential of this compound and, as a result, we project that a significant portion of our research and development expenses will relate to the continuing clinical development program of cabozantinib, which includes over 100 ongoing or planned clinical trials across multiple indications. Notable company-sponsored studies resulting from this program include: COSMIC-021 and COSMIC-312, for which Roche is providing atezolizumab free of charge; COSMIC-313, for which BMS is providing nivolumab and ipilimumab free of charge; CONTACT-02 for which Roche is sharing the development costs and providing atezolizumab free of charge; and COSMIC-311.

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
We project our research and development expenses may continue to increase for the remainder of 2021 compared to 2020, primarily driven by our ongoing clinical evaluation of cabozantinib, the initiation of new clinical trials and expansion of ongoing clinical trials evaluating other product candidates in our pipeline, including XL092, XL102, and XB002, and anticipated business development activities.
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
Our potential therapeutic products are subject to a lengthy and uncertain regulatory process that may not result in our receipt of the necessary regulatory approvals. Failure to receive the necessary regulatory approvals would prevent us from commercializing the product candidates affected, including cabozantinib in any additional indications. In addition, clinical trials of our potential product candidates may fail to demonstrate safety and efficacy, which could prevent or significantly delay regulatory approval. A discussion of the risks and uncertainties with respect to our research and development activities and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2021	2020
Selling, general and administrative expenses	$102,351	$62,940	63%
Selling, general and administrative expenses consist primarily of personnel expenses, stock-based compensation, marketing costs, and certain other administrative costs.
The increase in selling, general and administrative expenses for the three months ended March 31, 2021, relative to the corresponding prior year period, was primarily related to the increases in personnel expenses, marketing costs, corporate giving and stock-based compensation expense, partially offset by a decrease in the Branded Prescription Drug Fee due to a change in estimate for such fees in 2020 following our receipt of the preliminary fee notice from the Internal Revenue Service. Personnel expenses increased primarily due to increases in administrative headcount to support our commercial and research and development organizations. Marketing costs increased primarily due to increased marketing activities in support of the launch of the combination therapy of CABOMETYX and OPDIVO following approval by the FDA in January 2021. The increase in stock-based compensation expense was primarily due to PSUs granted in 2019 that became probable of achievement during the first quarter of 2021.

We project our selling, general and administrative expenses may continue to increase for the remainder of 2021 relative to 2020 in support of our continued commercial investment in CABOMETYX and the growth in the broader organization.
Non-operating Income
Non-operating income was as follows (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2021	2020
Interest income	$2,682	$7,220	-63%
Other income (expense), net	(90)	6	n/a
Non-operating income	$2,592	$7,226	-64%
The decrease in non-operating income for the three months ended March 31, 2021, relative to the corresponding prior year period, was primarily the result of the decreases in interest income due to lower interest rates.
Provision for (Benefit from) Income Taxes
The provision for (benefit from) income taxes and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2021	2020
Provision for (benefit from) income taxes	$(3,616)	$11,423	n/a
We recorded a benefit from income taxes for the three months ended March 31, 2021 as a result of a current period pre-tax loss, relative to the corresponding prior year period in which we reported pre-tax income. The effective tax rate for the three months ended March 31, 2021 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options, in relation to the generation of a small pre-tax loss during the period. The effective tax rate for the three months ended March 31, 2020 differed from U.S. federal statutory tax rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options during the period and the generation of federal tax credits.
Liquidity and Capital Resources
As of March 31, 2021, we had $1.6 billion in cash, cash equivalents, restricted cash equivalents and investments, compared to $1.5 billion as of December 31, 2020. We anticipate that the aggregate of our current cash and cash equivalents, short-term investments available for operations, net product revenues and collaboration revenues will enable us to maintain our operations for a period of at least 12 months following the filing date of this report.
We project we may continue to spend significant amounts of cash to fund the continued development and commercialization of cabozantinib. In addition, we intend to continue to expand our oncology product pipeline through our drug discovery efforts, including additional research collaborations, in-licensing arrangements and other business development activities that align with our oncology drug development, regulatory and commercial expertise. Financing these activities could materially impact our liquidity and capital resources and may require us to incur debt or raise additional funds through the issuance of equity. Furthermore, even though we believe we have sufficient funds for our current and future operating plans, we may choose to incur debt or raise additional funds through the issuance of equity due to market conditions or strategic considerations.
Letters of Credit
We have obtained standby letters of credit related to our lease obligations and certain other obligations with combined credit limits of $49.7 million and $1.6 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, none of our letters of credit have been drawn upon. All of the letters of credit are fully collateralized by short-term investments.
In January 2021, we entered into a standby letter of credit as guarantee of our obligation to fund our portion of the total tenant improvements related to our build-to-suit lease at our corporate campus. The letter of credit is secured by our short-term investments, which are recorded as restricted cash equivalents and are presented in other long-term assets in our Condensed Consolidated Balance Sheets and will be reduced as we fund our portion of the tenant improvements. As of March 31, 2021, restricted cash equivalents included $48.2 million of short-term investments as collateral under our standby letter of credit.
Sources and Uses of Cash
Cash flow activities were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$39,544	$56,074
Net cash provided by investing activities	$62,255	$32,620
Net cash (used in) provided by financing activities	$(2,650)	$2,145
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
Cash provided by operating activities for the three months ended March 31, 2021, decreased relative to the corresponding prior year period, primarily due to an increase in cash paid for operating expenses, which was partially offset by favorable changes in operating assets and liabilities.
Investing Activities
Cash provided by investing activities for the three months ended March 31, 2021 consisted of maturities and sales of investments of $407.4 million, partially offset by cash used in investment purchases of $331.6 million and purchases of property, equipment and other of $13.6 million.
Cash provided by investing activities for the three months ended March 31, 2020 consisted of cash provided by the maturities and sales of investments of $287.1 million, partially offset by cash used in investment purchases of $251.5 million and purchases of property and equipment and other of $3.0 million.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2021 consisted of $5.4 million of withholding taxes paid related to net share settlements of equity awards, partially offset by $2.8 million in proceeds from the issuance of common stock under our equity incentive plans.
Cash provided by financing activities for the three months ended March 31, 2020 consisted of $3.9 million in proceeds from the issuance of common stock under our equity incentive plans, partially offset by $1.8 million of withholding taxes paid related to net share settlements of equity awards.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations as of March 31, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any material off-balance-sheet arrangements, as defined by applicable SEC regulations.
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
We believe our critical accounting policies relating to revenue recognition, inventory, clinical trial accruals, stock-based compensation and income taxes reflect the most significant estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements.
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2021, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 submitted to the SEC on February 10, 2021.
Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks as of March 31, 2021 have not changed significantly from those described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In September 2019, we received a notice letter regarding an ANDA submitted to the FDA by MSN, requesting approval to market a generic version of CABOMETYX tablets. MSN’s initial notice letter included a Paragraph IV certification with respect to our U.S. Patent Nos. 8,877,776, 9,724,342, 10,034,873 and 10,039,757, which are listed in the Orange Book. MSN’s initial notice letter did not provide a Paragraph IV certification against U.S. Patent No. 7,579,473, the composition of matter patent, or U.S. Patent No. 8,497,284, a method of use patent. On October 29, 2019, we filed a complaint in the United States District Court for the District of Delaware for patent infringement against MSN asserting U.S. Patent No. 8,877,776 arising from MSN’s ANDA filing with the FDA. On November 20, 2019, MSN filed its response to the complaint, alleging that U.S. Patent No. 8,877,776 is invalid and not infringed. On May 5, 2020, we received notice from MSN that it had amended its ANDA to assert additional Paragraph IV certifications. The ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of the two previously unasserted CABOMETYX patents: U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284. On May 11, 2020, we filed a complaint in the United States District Court for the District of Delaware for patent infringement against MSN asserting U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284 arising from MSN’s amended ANDA filing with the FDA. Neither of our complaints alleges infringement of U.S. Patent Nos. 9,724,342, 10,034,873 and 10,039,757. On May 22, 2020, MSN filed its response to the complaint, alleging that each of U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284 is invalid and not infringed. On March 23, 2021, MSN filed its First Amended Answer and Counterclaims (amending its prior filing from May 22, 2020), seeking, among other things, a declaratory judgment that U.S. Patent No. 9,809,549 is invalid and would not be infringed by MSN if its generic version of CABOMETYX tablets were approved by the FDA. On April 7, 2021, we filed our response to MSN’s First Amended Answer and Counterclaims, denying, among other things, that U.S. Patent No. 9,809,549 is invalid or would not be infringed. In our complaints, we are seeking, among other relief, an order that the effective date of any FDA approval of the ANDA would be a date no earlier than the expiration of all of U.S. Patent No. 7,579,473, U.S. Patent No. 8,497,284 and U.S. Patent No. 8,877,776, the latest of which expires on October 8, 2030, and equitable relief enjoining MSN from infringing these patents. These lawsuits against MSN have been consolidated, and a bench trial has been scheduled for May 2022.
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
Risk Factor Summary
•Our ability to grow our company is critically dependent upon the commercial success of CABOMETYX in its approved indications and the further clinical development, regulatory approval and commercial success of the cabozantinib franchise in additional indications.
•If we are unable to obtain or maintain coverage and reimbursement for our products from third-party payers, our business will suffer.
•Pricing for pharmaceutical products in the U.S. has come under increasing attention and scrutiny by federal and state governments, legislative bodies and enforcement agencies. This may result in actions that have the effect of reducing our revenue or harming our business or reputation.
•Lengthy regulatory pricing and reimbursement procedures and cost control initiatives imposed by governments outside the U.S. could delay the marketing of and/or result in downward pressure on the price of our approved products, resulting in a decrease in revenue.
•Legislation and regulatory action designed to reduce barriers to the development, approval and adoption of generic drugs in the U.S., and the entrance of generic competitors, could limit the revenue we derive from our products, which could have a material adverse impact on our business, financial condition and results of operations.

•We are subject to healthcare laws, regulations and enforcement, as well as laws and regulations relating to privacy, data collection and processing of personal data; our failure to comply with those laws could have a material adverse impact on our business, financial condition and results of operations.
•Clinical testing of cabozantinib for new indications, or of new product candidates, is a lengthy, costly, complex and uncertain process that may fail ultimately to demonstrate safety and efficacy data for those products sufficiently differentiated to compete in our highly competitive market environment.
•The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy and uncertain and may not result in regulatory approvals for additional cabozantinib indications or our other product candidates, which could have a material adverse impact on our business, financial condition and results of operations.
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
•Our clinical, regulatory and commercial collaborations with major companies make us reliant on those companies for their continued performance and investments, which subjects us to a number of risks. For example, we rely on Ipsen and Takeda for the commercial success of CABOMETYX in its approved indications outside of the U.S., and are unable to control the amount or timing of resources expended by these collaboration partners in the commercialization of CABOMETYX in its approved indications outside of the U.S. In addition, our growth potential is dependent in part upon companies with which we have entered into research collaborations, in-licensing arrangements and similar business development relationships.
•Data breaches, cyber-attacks and other failures in our information technology operations and infrastructure could compromise our intellectual property or other sensitive information, damage our operations and cause significant harm to our business and reputation.
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
We anticipate that for the foreseeable future, our ability to maintain or meaningfully increase cash flow to fund our business operations and growth will depend upon the continued commercial success of CABOMETYX, both alone and in combination with other therapies, as a treatment for the highly competitive indications for which it is approved, and possibly for other indications for which cabozantinib has been or is currently being evaluated in potentially label-enabling clinical trials, if warranted by the data generated from these trials. In this regard, part of our strategy is to pursue additional indications for the cabozantinib franchise to increase the number of cancer patients who could benefit from this medicine. However, we cannot be certain that the clinical trials we and our collaboration partners are currently conducting, or may conduct in the future, will demonstrate adequate safety and efficacy in these additional indications to receive regulatory approval in the major commercial markets where CABOMETYX is approved. Even if we and our collaboration partners receive the required regulatory approvals to market cabozantinib for additional indications, we and our collaboration partners may not be able to commercialize CABOMETYX effectively and successfully in these additional indications. If revenue from CABOMETYX decreases or remains flat, or if we are unable to expand the labeled indications in major commercial markets where CABOMETYX is approved, or if we or our collaboration partners fail to achieve anticipated product royalties and collaboration milestones, whether as a result of the COVID-19 pandemic or otherwise, we may need to reduce our operating expenses, access other sources of cash or otherwise modify our business plans, which could have a material adverse impact on our business, financial condition and results of operations.

Our ability to grow revenues from sales of CABOMETYX will depend upon the degree of market acceptance among physicians, patients, healthcare payers, and the medical community.
Our ability to increase or maintain revenues from sales of CABOMETYX for its approved indications is, and if approved for additional indications will be, highly dependent upon the extent of market acceptance of CABOMETYX among physicians, patients, government healthcare payers such as Medicare and Medicaid, commercial healthcare plans and the medical community. Market acceptance for CABOMETYX could depend on numerous factors, including the effectiveness and safety profile, or the perceived effectiveness and safety profile, of CABOMETYX compared to competing products, the strength of CABOMETYX sales and marketing efforts and changes in pricing and reimbursement for CABOMETYX. For example, with respect to the FDA approval of CABOMETYX in combination with OPDIVO as a first-line treatment of patients with advanced RCC, we cannot predict whether our commercialization efforts will lead to increased adoption of this combination by healthcare professionals, who may continue to treat first-line RCC patients with competing product combinations and reserve CABOMETYX for later in their treatment plan. If CABOMETYX does not continue to be prescribed broadly for the treatment of its approved RCC and HCC indications, our product revenues could flatten or decrease, which could have a material adverse impact on our business, financial condition and results of operations.
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
Furthermore, the specific indications for which CABOMETYX is currently or may be approved, based on the results from clinical trials currently evaluating cabozantinib, are highly competitive. Several novel therapies and combinations of therapies have been approved, are in advanced stages of clinical development or are under expedited regulatory review in these indications, and these other therapies are currently competing or are expected to compete with CABOMETYX. Given the shifting landscape of therapeutic strategy following the advent of ICIs, we believe our future success will depend upon our ability to achieve positive clinical trial results for therapies combining cabozantinib with ICIs across multiple indications, and if approved, successfully commercialize such combination therapies. While we have had success in adapting our development strategy for the cabozantinib franchise to address the expanding role of therapies that combine ICIs with other targeted agents, including the FDA approval of CABOMETYX in combination with OPDIVO as a first-line treatment of patients with advanced RCC, it is uncertain whether current and future clinical trials, including those evaluating cabozantinib in combination with an ICI in HCC, NSCLC and mCRPC, will lead to regulatory approvals, or whether physicians will prescribe regimens containing cabozantinib instead of competing product combinations. Moreover, the complexities of such a development strategy have required and are likely to continue to require collaboration with some of our competitors.
If we are unable to maintain or increase our sales, marketing, market access and product distribution capabilities for our products, we may be unable to maximize product revenues, which could have a material adverse impact on our business, financial condition and results of operations.
Maintaining our sales, marketing, market access and product distribution capabilities requires significant resources, and there are numerous risks involved with maintaining and continuously improving such a commercial organization, including our potential inability to successfully recruit, train, retain and incentivize adequate numbers of qualified and effective sales and marketing personnel. We are competing for talent with numerous commercial- and precommercial-stage, oncology-focused biotechnology companies seeking to build out and maintain their commercial organizations, as well as other large pharmaceutical and biotechnology organizations that have extensive, well-funded and more experienced sales and marketing operations, and we may be unable to maintain or adequately scale our commercial organization as a result of such competition. Also, to the extent that the commercial opportunities for CABOMETYX grow over time, we may not properly scale the size and experience of our commercialization teams to market and sell CABOMETYX successfully in an expanded number of indications. If we are unable to maintain or scale our commercial function appropriately, or should we have to revert back to primarily telephonic and virtual interactions in lieu of in-person meetings with healthcare professionals for an extended period of time as a result of the COVID-19 pandemic, we may not be able to maximize product revenues, which could have a material adverse impact on our business, financial condition and results of operations.
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
For instance, efforts to repeal, substantially modify or invalidate some or all of the provisions of the Patient Protection and Affordable Care Act of 2010, as amended (PPACA), some of which have been successful, create considerable uncertainties for all businesses involved in healthcare, including our own. Although such efforts have not significantly impacted our business to date, there is no assurance that the repeal, modification or invalidation of some or all of the provisions of the PPACA in the future, will not have a material adverse impact on our business, financial condition and results of operations, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
In addition, there are pending federal and state-level legislative proposals that would significantly expand government-provided health insurance coverage, ranging from establishing a single-payer, national health insurance system to more limited “buy-in” options to existing public health insurance programs, each of which could have a significant impact on the healthcare industry. It is also possible that additional governmental actions will be taken in response to the ongoing COVID-19 pandemic, and that such actions would have a significant impact on these public health insurance programs. While we cannot predict how future legislation (or enacted legislation that has yet to be implemented) will affect our business, such proposals could have the potential to impact access to and sales of our products. Furthermore, the expansion of the 340B Drug Discount Program through the PPACA has increased the number of purchasers who are eligible for significant discounts on branded drugs, including our marketed products. Due to general uncertainty in the current regulatory and healthcare policy environment, and specifically regarding positions that the Biden Administration may take with respect to these issues, we are unable to predict the impact of any legislative, regulatory, third-party payer or policy actions, including potential cost containment and healthcare reform measures. If enacted, we and any third parties we may engage may be unable to adapt to any changes implemented as a result of such measures, and we may have difficulties in sustaining profitability or otherwise experience a material adverse impact on our business, financial condition and results of operations.

Pricing for pharmaceutical products in the U.S. has come under increasing attention and scrutiny by federal and state governments, legislative bodies and enforcement agencies. This may result in actions that have the effect of reducing our revenue or harming our business or reputation.
There continue to be U.S. Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as executive orders, designed to, among other things: reduce or limit the prices of drugs and make them more affordable for patients (including, for example, by tying the prices that Medicare reimburses for physician-administered drugs to the prices of drugs in other countries); reform the structure and financing of Medicare Part D pharmaceutical benefits, including through increasing manufacturer contributions to offset Medicare beneficiary costs; bring more transparency to drug pricing rationale and methodologies; enable the government to negotiate prices under Medicare; revise rules associated with the calculation of average manufacturer price and best price under Medicaid, which affect the amount of rebates that we pay on prescription drugs under Medicaid and to covered entities under the 340B Drug Discount Program; eliminate the Anti-Kickback Statute (AKS) discount safe harbor protection for manufacturer rebate arrangements with Medicare Part D plan sponsors; create new AKS safe harbors applicable to certain point-of-sale discounts to patients and fixed fee administrative fee payment arrangements with pharmacy benefit managers; and facilitate the importation of certain lower-cost drugs from other countries. While we cannot know the final form or timing of any such legislative, regulatory and/or administrative measures, some of the pending and enacted legislative proposals or executive rulemaking, such as those incorporating International Pricing Index or Most-Favored-Nation models, if implemented without successful legal challenges, would likely have a significant and far-reaching impact on the biopharmaceutical industry and therefore also likely have a material adverse impact on our business, financial condition and results of operations.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing, including the National Medicaid Pooling Initiative. In particular, the obligation to provide notices of price increases to purchasers under laws such as California’s SB-17 may influence customer ordering patterns for CABOMETYX and COMETRIQ, which in turn may increase the volatility of our revenues as a reflection of changes in inventory volumes. Furthermore, adoption of these drug pricing transparency regulations, and our associated compliance obligations, may increase our general and administrative costs and/or diminish our revenues. Implementation of these federal and/or state cost-containment measures or other healthcare reforms may limit our ability to generate product revenue or commercialize our products, and in the case of drug pricing transparency regulations, may result in fluctuations in our results of operations.
Lengthy regulatory pricing and reimbursement procedures and cost control initiatives imposed by governments outside the U.S. could delay the marketing of and/or result in downward pressure on the price of our approved products, resulting in a decrease in revenue.
Outside the U.S., including major markets in the EU and Japan, the pricing and reimbursement of prescription pharmaceuticals is generally subject to governmental control. In these countries, pricing and reimbursement negotiations with governmental authorities or payers can take six to 12 months or longer after the initial marketing authorization is granted for a product, or after the marketing authorization for a new indication is granted. This can substantially delay broad availability of the product. To obtain reimbursement and/or pricing approval in some countries, our collaboration partners Ipsen and Takeda may also be required to conduct a study or otherwise provide data that seeks to establish the cost effectiveness of CABOMETYX compared with other available established therapies. The conduct of such a study could also result in delays in the commercialization of CABOMETYX. Additionally, cost-control initiatives, increasingly based on affordability, could decrease the price we and Ipsen might establish for CABOMETYX, or the indications for which we are able to obtain reimbursement, which would result in lower license revenues to us.
Legislation and regulatory action designed to reduce barriers to the development, approval and adoption of generic drugs in the U.S., and the entrance of generic competitors, could limit the revenue we derive from our products, which could have a material adverse impact on our business, financial condition and results of operations.
Under the Federal Food, Drug, and Cosmetic Act (FDCA), the FDA can approve an ANDA for a generic version of a branded drug without the applicant undertaking the human clinical testing necessary to obtain approval to market a new drug. The FDA can also approve a New Drug Application (NDA) under section 505(b)(2) of the FDCA that relies in part on the agency’s findings of safety and/or effectiveness for a previously approved drug, where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. Both the ANDA and 505(b)(2) NDA processes are discussed in more detail in “Item 1.

Business—Government Regulation—FDA Review and Approval” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 submitted to the SEC on February 10, 2021. In either case, if an ANDA or 505(b)(2) NDA applicant submits an application referencing one of our marketed products prior to the expiry of one or more our Orange Book-listed patents for the applicable product, we may litigate with the potential generic competitor to protect our patent rights, which would result in substantial costs, divert the attention of management, and could have an adverse impact on our stock price. For example, MSN and Teva have separately submitted ANDAs to the FDA requesting approval to market their respective generic versions of CABOMETYX tablets. For a more detailed discussion of the litigation matter involving MSN, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. It is possible that MSN, Teva or other companies, following FDA approval of an ANDA or 505(b)(2) NDA, could introduce generic or otherwise competitor versions of our marketed products before our patents expire if they do not infringe our patents or if it is determined that our patents are invalid or unenforceable, and we expect that generic cabozantinib products would be offered at a significantly lower price compared to our marketed cabozantinib products. Therefore, regardless of the regulatory approach, the introduction of a generic version of cabozantinib could significantly decrease our revenues derived from the U.S. sales of CABOMETYX and thereby materially harm our business, financial condition and results of operations.
The U.S. federal government has also taken numerous legislative and regulatory actions to expedite the development and approval of generic drugs and biosimilars. The FDA Reauthorization Act of 2017 includes, inter alia, measures to expedite the development and approval of generic products, where generic competition is lacking even in the absence of exclusivities or listed patents. In addition, the FDA has also released a Drug Competition Action Plan, which proposes actions to broaden access to generic drugs and lower consumers’ healthcare costs by, among other things, improving the efficiency of the generic drug approval process and supporting the development of complex generic drugs, and the FDA has taken and continues to take steps to implement this plan. Moreover, both Congress and the FDA are considering various legislative and regulatory proposals focused on drug competition, including legislation focused on drug patenting and provision of drug to generic applicants for testing. For example, the Further Consolidated Appropriations Act, 2020, which incorporated the framework from the Creating and Restoring Equal Access To Equivalent Samples (CREATES) legislation, was signed into law as part of the 2019 year-end federal spending package. The legislation purports to promote competition in the market for drugs and biological products by facilitating the timely entry of lower-cost generic and biosimilar versions of those drugs and biological products, including by allowing ANDA, 505(b)(2) NDA or biosimilar developers to obtain access to branded drug and biological product samples. While the full impact of these provisions is unclear at this time, its provisions do have the potential to facilitate the development and future approval of generic versions of our products, introducing generic competition that could have a material adverse impact on our business, financial condition and results of operations.
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
•the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and its implementing regulations, as amended;
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
Enhanced governmental and private scrutiny over, or investigations or litigation involving, pharmaceutical manufacturer patient assistance programs and donations to patient assistance foundations created by charitable organizations could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
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
The legislative and regulatory landscape for privacy and data protection continues to evolve globally and in the U.S. For example, the California Consumer Privacy Act of 2018 (CCPA) went into operation in 2020 and affords California residents expanded privacy rights and protections, including civil penalties for violations and statutory damages under a private right of action for data security breaches. These protections will be expanded by California Privacy Rights Act of 2020 (CPRA), which will be operational in most key respects on January 1, 2023. Similar legislative proposals are being advanced in other states and Congress is also considering federal privacy legislation. In addition, most healthcare providers are subject to privacy and security requirements under HIPAA. Although we are not considered to be a covered entity or business associate under HIPAA, we could be subject to penalties if we use or disclose individually identifiable health information in a manner not authorized or permitted by HIPAA. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. For example, the EU General Data Protection Regulation 2016/679 (GDPR) regulates the processing of personal data of individuals within the EU, even if, under certain circumstances, that processing occurs outside the EU, and also places restrictions on transfers of such data to countries outside of the EU, including the U.S. Should we fail to provide adequate privacy or data security protections or maintain compliance with these laws and regulations, including the CCPA, CPRA and GDPR, we could be subject to sanctions or other penalties, litigation or an increase in our cost of doing business.
Risks Related to Growth of Our Product Portfolio and Research and Development
Clinical testing of cabozantinib for new indications, or of new product candidates, is a lengthy, costly, complex and uncertain process that may fail ultimately to demonstrate safety and efficacy data for those products sufficiently differentiated to compete in our highly competitive market environment.
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
The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy and uncertain and may not result in regulatory approvals for additional cabozantinib indications or our other product candidates, which could have a material adverse impact on our business, financial condition and results of operations.
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
Even if the FDA or a comparable authority in another jurisdiction approves cabozantinib for one or more new indications, such approval may be limited, imposing significant restrictions on the indicated uses, conditions for use, labeling, distribution, and/or production of the product and could impose requirements for post-approval studies, including additional research and clinical trials, all of which may result in significant expense and limit our and our collaboration partners’ ability to commercialize cabozantinib in one or more new indications. For example, based on the regulatory feedback from the FDA, and if supported by the clinical data from COSMIC-021, we intend to submit an sNDA to the FDA seeking accelerated approval of cabozantinib in an mCRPC indication in 2021. We expect that as a condition of any potential accelerated approval, the FDA will require us to perform confirmatory post-marketing clinical trials to confirm the clinical benefit, if any, of cabozantinib in combination with Roche’s atezolizumab in patients with locally advanced or metastatic solid tumors, such as mCRPC. Failure to complete post-marketing requirements of the FDA in connection with a specific approval in accordance with the timelines and conditions set forth by the FDA could significantly increase costs or delay, limit or ultimately restrict the commercialization of cabozantinib in that indication. Regulatory agencies could also impose various administrative, civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. Further, current or any future laws or executive orders enacted or executed in response to the COVID-19 pandemic could have a material adverse impact on our business, financial condition, and results of operations.
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
Apart from our drug discovery efforts, our strategy to expand our development pipeline is also dependent on our ability to successfully identify and acquire or in-license relevant product candidates and technologies. However, the in-licensing and acquisition of product candidates and technologies is a highly competitive area, and many other companies are pursuing the same or similar product candidates and technologies to those that we may consider attractive. In particular, larger companies with more capital resources and more extensive clinical development and commercialization capabilities may have a competitive advantage over us. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We may also be unable to in-license or acquire additional product candidates and technologies on acceptable terms that would allow us to realize an appropriate return on our investment. Even if we succeed in our efforts to obtain rights to suitable product candidates and technologies, the competitive business environment may result in higher acquisition or licensing costs, and our investment in these potential products and technologies will remain subject to the inherent risks associated with the development and commercialization of new medicines. In certain circumstances, we may also be reliant on the licensor for the continued development of the in-licensed technology and their efforts to safeguard their underlying intellectual property.
With respect to acquisitions, we may not be able to integrate the target company successfully into our existing business, maintain the key business relationships of the target company, or retain key personnel of the acquired business. Furthermore, we could assume unknown or contingent liabilities or otherwise incur unanticipated expenses. Any acquisitions or investments made by us also could result in our spending significant amounts, issuing dilutive securities, assuming or incurring significant debt obligations and contingent liabilities, incurring large one-time expenses and acquiring intangible assets that could result in significant future amortization expense and significant write-offs, any of which could harm our financial condition and results of operations. If our drug discovery efforts, including research collaborations, in-licensing arrangements and other business development activities, do not result in suitable product candidates, our business and prospects for growth could suffer.
Risks Related to Financial Matters and Capital Requirements
Our profitability could be negatively impacted if expenses associated with our extensive clinical development, business development and commercialization activities, both for the cabozantinib franchise and our earlier-stage product candidates, grow more quickly than the revenues we generate.
Although we reported net income of $1.6 million for the three months ended March 31, 2021 and $111.8 million for the year ended December 31, 2020, we may not be able to maintain or increase profitability on a quarterly or annual basis, and we are unable to predict the extent of future profits or losses. The amount of our net profits or losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the U.S.; our achievement of clinical, regulatory and commercial milestones, if any, under our collaboration agreements; the amount of royalties from sales of CABOMETYX and COMETRIQ outside of the U.S. under our collaboration agreements; other collaboration revenues; and the level of our expenses, including those associated with our extensive drug discovery, clinical development, business development and commercialization activities, both for the cabozantinib franchise and our earlier-stage product candidates. For example, we reported a net loss for the quarter ended September 30, 2020, primarily due to substantial increases in clinical trial costs, license and other collaboration costs, and personnel expenses relative to the prior fiscal quarters, and it is possible that we may experience net losses in future fiscal quarters or fiscal years, whether due to increases in costs and expenses or otherwise. We expect to continue to spend substantial amounts to fund the continued development of the cabozantinib franchise for additional indications and the commercialization of our approved products. In addition, we intend to continue to expand our oncology product pipeline through our drug discovery efforts, including research collaborations, in-licensing arrangements and other business development activities that align with our oncology drug development, regulatory and commercial expertise, which efforts could involve substantial costs. To offset these costs in the future, we will need to generate substantial revenues. If these costs exceed our current expectations, or we fail to achieve anticipated revenue targets, the market value of our common stock may decline.
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
We rely upon the regulatory, commercial, medical affairs, market access and other expertise and resources of our collaboration partners, Ipsen and Takeda, for commercialization of CABOMETYX in their respective territories outside of the U.S. We cannot control the amount and timing of resources that our collaboration partners dedicate to the commercialization of CABOMETYX, or to its marketing and distribution, and our ability to generate revenues from the commercialization of CABOMETYX by our collaboration partners depends on their ability to obtain and maintain regulatory approvals for, achieve market acceptance of, and to otherwise effectively market, CABOMETYX in its approved indications in their respective territories. Further, the operations of our collaboration partners, and ultimately their sales of CABOMETYX in their respective territories outside of the U.S., could be adversely affected by the degree and effectiveness of their respective corporate responses to the COVID-19 pandemic, as well as by the imposition of governmental price or other controls, political and economic instability, trade restrictions or barriers and changes in tariffs, escalating global trade and political tensions, or other factors. If our collaboration partners are unable or unwilling to invest the resources necessary to commercialize CABOMETYX successfully in the EU, Japan and other international territories where it has been approved, this could reduce the amount of revenue we are due to receive under these collaboration agreements, thus resulting in harm to our business and operations.
Our clinical, regulatory and commercial collaborations with major companies make us reliant on those companies for their continued performance and investments, which subjects us to a number of risks.
We have established clinical and commercial collaborations with leading biotechnology, biopharmaceutical and pharmaceutical companies, including, Ipsen, Takeda, Roche and Genentech, BMS, Merck KGgA, Pfizer and Daiichi Sankyo, for the development and commercialization of our products, and our dependence on these collaboration partners subjects us to a number of risks, including, but not limited to:
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
•the possibility that our collaboration partners may experience financial difficulties, including, without limitation, difficulties arising from the impact of the COVID-19 pandemic that prevent them from fulfilling their obligations under our agreements;
•our collaboration partners’ inability to obtain regulatory approvals in a timely manner, or at all;
•our collaboration partners’ failure to comply with legal and regulatory requirements relevant to the authorization, marketing, distribution and supply of our marketed products in the territories outside the U.S. where they are approved; and
•our collaboration partners’ failure to properly maintain or defend our intellectual property rights or their use of our intellectual property rights or proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential litigation.

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
To expand our early-stage product pipeline, we have augmented our drug discovery activities with multiple research collaborations and in-licensing arrangements with other companies. Our dependence on our relationships with these research and in-licensing partners subjects us to numerous risks, including, but not limited to:
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
•our research and in-licensing partners’ failure to properly maintain or defend their intellectual property rights or their use of third-party intellectual property rights or proprietary information in such a way as to invite litigation that could jeopardize or invalidate our license to develop these assets or utilize technology platforms
•laws, regulations or practices imposed by countries outside the U.S. that could impact or inhibit scientific research or the development of healthcare products by foreign competitors or disadvantage healthcare products made by foreign competitors, or general political or economic instability in those countries, any of which could complicate, interfere with or impede our relationships with our ex-U.S. research, development and in-licensing partners; and
•our research and in-licensing partners’ failure to comply with applicable healthcare laws, as well as established guidelines, laws and regulations related to Good Manufacturing Practice and Good Laboratory Practice.
If any of these risks materialize, we may not be able to expand our product pipeline or otherwise realize a return on the resources we will have invested to develop these early-stage assets, which could have a material adverse impact on our financial condition and prospects for growth.
If third parties upon which we rely to perform clinical trials for cabozantinib in new indications or for new product candidates do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize cabozantinib or other product candidates beyond currently approved indications.
We do not have the ability to conduct clinical trials for cabozantinib or for new potential product candidates independently, so we rely on independent third parties for the performance of these trials, such as the U.S. federal government (including NCI-CTEP, a department of the National Institutes of Health, with whom we have our CRADA), third-party contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, whether as a result of the COVID-19 pandemic or otherwise, or if the third parties must be replaced or if the quality or accuracy of the data they generate or provide is compromised due to their failure to adhere to our clinical trial or data security protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or commercialize cabozantinib or other product candidates beyond currently approved indications. In addition, due to the complexity of our research initiatives, we may be unable to engage with third-party contract research organizations that have the necessary experience and sophistication to help advance our drug discovery efforts, which would impede our ability to identify, develop and commercialize our potential product candidates.
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
Risks Related to Our Information Technology and Intellectual Property
Data breaches, cyber-attacks and other failures in our information technology operations and infrastructure could compromise our intellectual property or other sensitive information, damage our operations and cause significant harm to our business and reputation.
In the ordinary course of our business, we and our third-party service providers, such as contract research organizations, collect, maintain and transmit sensitive data on our networks and systems, including our intellectual property and proprietary or confidential business information (such as research data and personal information) and confidential information with respect to our customers, clinical trial patients and our collaboration partners. We have also outsourced significant elements of our information technology infrastructure to third parties and, as a result, such third parties may or could have access to our confidential information. The secure maintenance of this information is critical to our business and reputation, and while we have enhanced and are continuing to enhance our cybersecurity efforts commensurate with the growth and complexity of our business, our systems and those of third-party service providers may be vulnerable to a cyber-attack. The level of vulnerabilities that exist under normal conditions may have been exacerbated by the fact that, during the COVID-19 pandemic, the portion of our workforce operating remotely has increased, at least temporarily, and some phishing attacks are specifically designed to target remote workers. In addition, we are heavily dependent on the functioning of our information technology infrastructure to carry out our business processes, such as external and internal communications or access to clinical data and other key business information. Accordingly, both inadvertent disruptions to this infrastructure and cyber-attacks could cause us to incur significant remediation or litigation costs, result in product development delays, disrupt critical business operations, expend key information technology resources and divert the attention of management.
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
Our success will depend in part upon our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of biopharmaceutical companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We will continue to apply for patents covering our technologies and products as, where and when we deem lawful and appropriate. However, these applications may be challenged or may fail to result in issued patents. Our issued patents have been and may in the future be challenged by third parties as invalid or unenforceable under U.S. or foreign laws, or they may be infringed by third parties, and we are from time to time involved in the defense and enforcement of our patents or other intellectual property rights in a court of law, U.S. Patent and Trademark Office inter partes review or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the U.S. and elsewhere. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse outcome may allow third parties to use our intellectual property without a license and/or allow third parties to introduce generic and other competing products, any of which would negatively impact our business. Third parties may also attempt to invalidate or design around our patents, or assert that they are invalid or otherwise unenforceable, and seek to introduce generic versions of cabozantinib. For example, we received Paragraph IV certification notice letters from MSN and Teva concerning the respective ANDAs that each had filed with the FDA seeking approval to market their respective generic versions of CABOMETYX tablets. Should MSN, Teva or any other third parties receive FDA approval of an ANDA or a 505(b)(2) NDA with respect to cabozantinib, it is possible that such company or companies could introduce generic versions of our marketed products before our patents expire if they do not infringe our patents or if it is determined that our patents are invalid or unenforceable, and the resulting generic competition could have a material adverse impact on our business, financial condition and results of operations.
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
Our commercial success depends in part upon our ability to avoid infringing patents and proprietary rights of third parties and not to breach any licenses that we have entered into with regard to our technologies and the technologies of third parties. Other parties have filed, and in the future are likely to file, patent applications covering products and technologies that we have developed or intend to develop. If patents covering technologies required by our operations are issued to others, we may have to obtain licenses from third parties, which may not be available on commercially reasonable terms, or at all, and may require us to pay substantial royalties, grant a cross-license to some of our patents to another patent holder or redesign the formulation of a product candidate so that we do not infringe third-party patents, which may be impossible to accomplish or could require substantial time and expense. In addition, we may be subject to claims that our employees or independent contractors have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers, or that they used or sought to use patent inventions belonging to their former employers. Furthermore, third parties may obtain patents that relate to our technologies and claim that use of such technologies infringes on their patents or otherwise employs their proprietary technology without authorization. Regardless of their merit, such claims could require us to incur substantial costs and divert the attention of management and key technical personnel in defending ourselves against any such claims or enforcing our own patents. In the event of any third party’s successful claim of patent infringement or misappropriation of trade secrets, we may lose valuable intellectual property rights or personnel, which could impede or prevent the achievement of our product development goals, or we may be required to pay damages and obtain one or more licenses from these third parties, subjecting us to substantial royalty payment obligations. We may not be able to obtain these licenses on commercially reasonable terms, or at all. Defense of any lawsuit or failure to obtain any of these licenses could adversely affect our ability to develop and commercialize products.
Risks Related to Our Operations, Managing Our Growth and Employee Matters
If the COVID-19 pandemic is further prolonged or becomes more severe, our business operations and corresponding financial results could suffer, which could have a material adverse impact on our financial condition and prospects for growth.
To date, the COVID-19 pandemic has had a modest impact on our business operations, in particular on our clinical trial, drug discovery and commercial activities. For example, to varying degrees and at different rates across our clinical trials, we experienced declines in screening and enrollment activity during the early days of the COVID-19 pandemic, as well as delays in new site activations and restrictions on access to treatment sites that is necessary to monitor clinical study progress and initiation. However, as the COVID-19 pandemic continues to surge or continues to have a significant presence in various parts of the world, the impact on our clinical development operations could continue or grow more severe. We anticipate that a further prolonged, or more severe, global public health crisis could limit our ability to identify and work with clinical investigators at clinical trial sites globally to enroll, initiate and maintain treatment per protocol of patients for our ongoing clinical trials. Disruptions to medical and administrative operations at clinical trial sites and the implementation of crisis management initiatives have and may continue to reduce personnel and other resources necessary to conduct our clinical trials, which could delay our clinical trial plans or require certain trials to be temporarily suspended. Moreover, quarantines and travel restrictions have impeded and may continue to impede patient movement or interrupt healthcare services, which we anticipate over time, could also interfere with and potentially negatively impact clinical trial execution, and ultimately results. In addition, increased costs connected with our efforts to mitigate the adverse impacts resulting from the COVID-19 pandemic on our clinical trials could cause the expenses we incur in conducting those clinical trials to increase considerably. Specifically, with respect to our clinical trials evaluating cabozantinib in combination with therapies that must be administered via professional intravenous infusion, such as COSMIC-312, COSMIC-313, COSMIC-021, CONTACT-01, CONTACT-02, CONTACT-03, or our early-stage trials evaluating XL092, XL102 and other product candidates to the extent they may incorporate additional therapies that must be administered via professional intravenous infusion, limited patient movement or interrupted healthcare services at medical institutions have delayed in some instances, and may continue to delay or prevent, on-site infusion of the therapies being evaluated in combination with cabozantinib. If a sizable portion of patients in our combination studies are unable or unwilling to receive all components of the combination therapy being tested in accordance with the applicable clinical trial protocol, it could cause those studies to be delayed, suspended or prevented from producing statistically significant results. Depending upon the duration and severity of the COVID-19 pandemic, we could also experience delays in the commencement of new clinical trials of cabozantinib, or our earlier-stage investigative product candidates. The COVID-19 pandemic could also impede clinical operations and delay our planning and preparation timelines for new clinical trials, as well as adversely affect our ability to obtain regulatory approval for clinical protocols and increase the operating expenses associated with these new clinical trials.
In addition, the COVID-19 pandemic caused us to suspend drug discovery work in our laboratories temporarily while we observed the shelter in place orders issued by the State of California and Alameda County. We also experienced some modest delays with respect to the portion of drug discovery work outsourced to third-party contractors in regions first impacted by COVID-19. While both drug discovery work in our laboratories and outsourced drug discovery activities have since partially resumed, we may be unable to maximize the potential of these programs due to reduced staffing and the imposition of increased safety protocols, and should the COVID-19 pandemic continue to grow in severity, we may have to further scale back or suspend activities in the future. For example, as a result of spikes or surges in infection, positivity or hospitalization rates, or emergence of new SARS-CoV-2 variants, we may choose or be required to suspend work in our laboratories, which will once again impede our drug discovery efforts. With respect to the preclinical development work and drug discovery activities outsourced to third-party contractors, the COVID-19 pandemic could again impede these third parties from providing timely deliverables to us in the future. In addition, should we experience delays in the construction of new laboratory facilities due to the COVID-19 pandemic, our ability to expand our drug discovery activities may be impaired. Should the COVID-19 pandemic be further prolonged or grow in severity, we may ultimately be unable to achieve our drug discovery and preclinical development objectives within the previously disclosed timelines, which could have a material adverse impact on our prospects for growth.
While we believe that our commercial business has, to date, only experienced a modest impact related to the COVID-19 pandemic, it remains possible that over a longer period, changes to our standard sales and marketing practices, including any shifts from in-person back to primarily telephonic and virtual interactions with healthcare professionals, could negatively impact the flow of important information regarding our medicines, which along with obstacles to patient access to healthcare professionals, could diminish sales of our marketed products.
Although as of the date of this Quarterly Report on Form 10-Q, we continue to maintain substantial safety stock inventories for our drug substance and drug products and have not experienced production delays or seen significant impairment to our supply chain as a result of the COVID-19 pandemic, our third-party contract manufacturers and suppliers could experience operational delays due to facility closures and other hardships as a result of the COVID-19 pandemic, which could impact our supply chain by potentially causing delays to or disruptions in the supply of our commercial or clinical products or product candidates. These delays or disruptions could be further exacerbated if the COVID-19 pandemic begins to impact essential distribution systems, which could substantially increase delivery times and costs, or otherwise adversely affect our ability to provide our products to customers and clinical trial sites and generate product revenues.
In response to the COVID-19 pandemic, we have taken numerous temporary precautions to help mitigate the risk of transmission of the virus, including: reducing the number of our employees working on-site at our Alameda headquarters under enhanced safety and social distancing protocols; suspending all non-essential business travel for our employees; and partially limiting the circumstances under which our field employees may engage in in-person promotional activities with healthcare professionals. Over a longer period, these measures could delay our research and development programs, reduce engagements with potential prescribers for our products, and impede our ability to execute on our long-term business plans. Further, extended periods of remote work could impede the focused attention of management or reduce the productivity of teams that would otherwise be working closely together.
In addition, as a result of broad economic shifts during and as a consequence of efforts to address unemployment and other negative economic effects of the COVID-19 pandemic, we may experience further reductions in the net price of our products. For example, there may be a substantial shift from private health insurance coverage to government insurance coverage, or additional downward pressure on the prices government purchasers will pay for our products due to significant increases in government debt incurred in connection with relief efforts, as well as significant increases in demand for our patient assistance and/or free drug program or other impacts that may not be foreseeable, all or any of which would adversely affect our product revenues.
While we expect the COVID-19 pandemic to continue to have varying degrees of adverse impact on our business operations and, potentially in the future, our financial results, the extent of such adverse impact will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic and resulting disruptions to normal business and personal activities in the U.S. and in other countries, and the effectiveness of actions taken globally to contain and treat the disease, including the rate at which vaccinations are made available and the percentage of the population that becomes vaccinated. These continuing or future effects could materially and adversely affect our business, financial condition, results of operations and growth prospects, and exacerbate the other risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.
If we are unable to manage our growth, there could be a material adverse impact on our business, financial condition and results of operations, and our prospects may be adversely affected.
We have experienced and expect to continue to experience growth in the number of our employees and in the scope of our operations, in particular as we continue to expand the cabozantinib franchise into new indications and grow our pipeline of product candidates. This growth places significant demands on our management and resources, and our current and planned personnel and operating practices may not be adequate to support our growth. To effectively manage our growth, we must continue to improve existing, and implement new, facilities, operational and financial systems, and procedures and controls, as well as expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies or control deficiencies. We plan to increase our management personnel to oversee our expanding operations, and recruiting and retaining qualified individuals is difficult. If we are unable to manage our growth effectively, including as a result of the COVID-19 pandemic or otherwise, or we are unsuccessful in recruiting qualified management personnel, there could be a material adverse impact on our business, financial condition and results of operations.
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
The trading price of our common stock has been highly volatile, and it may remain highly volatile or fluctuate substantially due to factors such as the following, many of which we cannot control:
•the announcement of FDA or other regulatory approval or non-approval, or delays in the FDA or other regulatory review process with respect to cabozantinib, our collaboration partners’ product candidates being developed in combination with cabozantinib, or our competitors’ product candidates;
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
•the announcement of regulatory applications, such as MSN’s and Teva’s respective ANDAs, seeking approval of generic versions of our marketed products;
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.1	3/10/2010
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	10-K	000-30235	3.2	3/10/2010
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/25/2012
3.4	Certificate of Change of Registered Agent and/or Registered Office of Exelixis, Inc.	8-K	000-30235	3.1	10/15/2014
3.5	Certificate of Ownership and Merger Merging X-Ceptor Therapeutics, Inc. with and into Exelixis, Inc.	8-K	000-30235	3.2	10/15/2014
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Exelixis, Inc.	8-K	000-30235	3.1	5/23/2019
3.7	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	3/3/2021
4.1	Specimen Common Stock Certificate	S-1, as amended	333-96335	4.1	4/7/2000
10.1*	Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS					X
10.2*	First Amendment dated December 20, 2016, to the Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS					X
10.3*	Second Amendment dated September 14, 2017, to the Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS					X
10.4*	Third Amendment dated October 26, 2017, to the Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS					X

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.5*	Supply Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS					X
10.6*	First Amendment dated October 26, 2017, to the Supply Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS					X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

*	Portions of this exhibit have been omitted as being immaterial and would be competitively harmful if publicly disclosed.
‡	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIXIS, INC.

May 6, 2021	By:	/s/ Christopher J. Senner
Date		Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)