Form 10-Q
period 2021-07-02
EXELIXIS, INC.
filed 2021-08-05
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended July 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☒
As of July 26, 2021, there were 315,048,788 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$492,462	$319,217
Short-term investments	854,171	887,319
Trade receivables, net	171,753	160,875
Inventory	24,982	20,973
Prepaid expenses and other current assets	49,878	57,011
Total current assets	1,593,246	1,445,395
Long-term investments	345,613	330,751
Property and equipment, net	95,133	67,384
Deferred tax assets, net	134,667	156,711
Goodwill	63,684	63,684
Other long-term assets	134,928	73,408
Total assets	$2,367,271	$2,137,333
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,450	$23,632
Accrued compensation and benefits	48,324	51,189
Accrued clinical trial liabilities	67,075	52,251
Rebates and fees due to customers	31,197	20,683
Accrued collaboration liabilities	24,428	12,456
Other current liabilities	63,852	44,447
Total current liabilities	255,326	204,658
Long-term portion of deferred revenues	8,577	3,755
Long-term portion of operating lease liabilities	53,223	49,086
Other long-term liabilities	7,068	721
Total liabilities	324,194	258,220
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000 shares authorized; issued and outstanding: 314,822 and 311,627 at June 30, 2021 and December 31, 2020, respectively	315	312
Additional paid-in capital	2,390,654	2,321,895
Accumulated other comprehensive income	1,985	4,476
Accumulated deficit	(349,877)	(447,570)
Total stockholders’ equity	2,043,077	1,879,113
Total liabilities and stockholders’ equity	$2,367,271	$2,137,333
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Net product revenues	$284,248	$178,730	$511,460	$372,610
License revenues	39,640	59,234	67,168	80,113
Collaboration services revenues	61,289	21,515	76,779	33,671
Total revenues	385,177	259,479	655,407	486,394
Operating expenses:
Cost of goods sold	14,884	9,221	28,082	18,510
Research and development	148,790	114,933	308,078	216,810
Selling, general and administrative	98,495	59,791	200,846	122,731
Total operating expenses	262,169	183,945	537,006	358,051
Income from operations	123,008	75,534	118,401	128,343
Interest income	1,891	5,162	4,573	12,382
Other income (expense), net	(11)	—	(101)	6
Income before income taxes	124,888	80,696	122,873	140,731
Provision for income taxes	28,796	13,875	25,180	25,298
Net income	$96,092	$66,821	$97,693	$115,433
Net income per share:
Basic	$0.31	$0.22	$0.31	$0.38
Diluted	$0.30	$0.21	$0.30	$0.36
Weighted-average common shares outstanding:
Basic	314,117	307,807	313,295	306,598
Diluted	322,941	318,144	322,114	316,992
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$96,092	$66,821	$97,693	$115,433
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale debt securities, net of tax impact of ($257), $2,287, ($756) and $1,346, respectively	(755)	8,062	(2,491)	4,771
Comprehensive income	$95,337	$74,883	$95,202	$120,204
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2021	313,262	$313	$2,354,103	$2,740	$(445,969)	$1,911,187
Net income	—	—	—	—	96,092	96,092
Other comprehensive loss	—	—	—	(755)	—	(755)
Issuance of common stock under equity incentive and stock purchase plans	1,560	2	11,283	—	—	11,285
Stock transactions associated with taxes withheld on equity awards	—	—	(2,767)	—	—	(2,767)
Stock-based compensation	—	—	28,035	—	—	28,035
Balance at June 30, 2021	$314,822	$315	$2,390,654	$1,985	$(349,877)	$2,043,077

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2020	305,780	$306	$2,258,307	$(222)	$(510,739)	$1,747,652
Net income	—	—	—	—	66,821	66,821
Other comprehensive income	—	—	—	8,062	—	8,062
Issuance of common stock under equity incentive and stock purchase plans	3,106	3	13,780	—	—	13,783
Stock transactions associated with taxes withheld on equity awards	—	—	(19,148)	—	—	(19,148)
Stock-based compensation	—	—	16,154	—	—	16,154
Balance at June 30, 2020	$308,886	$309	$2,269,093	$7,840	$(443,918)	$1,833,324

Continued on next page

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - Continued
(in thousands)
(unaudited)

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	311,627	$312	$2,321,895	$4,476	$(447,570)	$1,879,113
Net income	—	—	—	—	97,693	97,693
Other comprehensive loss	—	—	—	(2,491)	—	(2,491)
Issuance of common stock under equity incentive and stock purchase plans	3,195	3	15,484	—	—	15,487
Stock transactions associated with taxes withheld on equity awards	—	—	(9,413)	—	—	(9,413)
Stock-based compensation	—	—	62,688	—	—	62,688
Balance at June 30, 2021	314,822	$315	$2,390,654	$1,985	$(349,877)	$2,043,077

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	304,831	$305	$2,241,947	$3,069	$(559,351)	$1,685,970
Net income	—	—	—	—	115,433	115,433
Other comprehensive income	—	—	—	4,771	—	4,771
Issuance of common stock under equity incentive and stock purchase plans	4,055	4	17,951	—	—	17,955
Stock transactions associated with taxes withheld on equity awards	—	—	(20,941)	—	—	(20,941)
Stock-based compensation	—	—	30,136	—	—	30,136
Balance at June 30, 2020	308,886	$309	$2,269,093	$7,840	$(443,918)	$1,833,324
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Net income	$97,693	$115,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,895	4,376
Stock-based compensation	62,688	30,136
Non-cash lease expense	2,586	2,383
Deferred taxes	22,800	22,793
Other, net	22,831	726
Changes in operating assets and liabilities:
Trade receivables, net	(12,313)	(2,014)
Inventory	(8,020)	(7,049)
Prepaid expenses and other assets	(12,296)	(18,954)
Deferred revenue	9,346	9,659
Accounts payable and other liabilities	28,835	262
Net cash provided by operating activities	221,045	157,751
Cash flows from investing activities:
Purchases of property, equipment and other	(33,768)	(9,925)
Purchases of investments	(688,903)	(433,154)
Proceeds from maturities and sales of investments	714,081	548,973
Net cash (used in) provided by investing activities	(8,590)	105,894
Cash flows from financing activities:
Proceeds from issuance of common stock under equity incentive plans	15,487	17,938
Taxes paid related to net share settlement of equity awards	(9,413)	(20,941)
Net cash provided by (used in) financing activities	6,074	(3,003)
Net increase in cash, cash equivalents and restricted cash equivalents	218,529	260,642
Cash, cash equivalents and restricted cash equivalents at beginning of period	320,772	268,137
Cash, cash equivalents and restricted cash equivalents at end of period	$539,301	$528,779
Supplemental cash flow disclosures:
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$4,893	$1,824
Non-cash investing activities:
Unpaid liabilities incurred for purchases of property and equipment	$5,125	$804
Unpaid liabilities incurred in asset acquisition	$9,000	$—
Unpaid liabilities incurred for unsettled investment purchases	$7,378	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (Exelixis, we, our or us) is an oncology-focused biotechnology company that strives to accelerate the discovery, development and commercialization of new medicines for difficult-to-treat cancers. We have invented and brought to market novel, effective and tolerable therapies using our drug discovery and development resources and capabilities and commercialization platform; we will continue to build on this foundation, working toward providing cancer patients with additional treatment options.
Since we were founded in 1994, four products resulting from our discovery efforts have progressed through clinical development, received regulatory approval and established a commercial presence in various geographies around the world. Our flagship molecule, cabozantinib, is an inhibitor of multiple tyrosine kinases including MET, AXL, VEGF receptors and RET and has been approved by the U.S. Food and Drug Administration (FDA) and foreign regulatory authorities as two products: CABOMETYX® (cabozantinib) tablets approved for advanced renal cell carcinoma (RCC), both alone and in combination with Bristol Myers Squibb Company’s OPDIVO® (nivolumab), and for previously treated hepatocellular carcinoma (HCC); and COMETRIQ® (cabozantinib) capsules approved for progressive, metastatic medullary thyroid cancer (MTC). For these types of cancer, cabozantinib has become or is becoming a standard of care.
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
Leveraging the revenue stream derived from our cabozantinib franchise and other marketed products, we are expanding our oncology product pipeline through drug discovery efforts, which encompass both small molecule and biologics programs with multiple modalities and mechanisms of action.
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements include the accounts of Exelixis and those of our wholly-owned subsidiaries. These entities’ functional currency is the U.S. dollar. All intercompany balances and transactions have been eliminated.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial statements for the periods presented have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any future period. The accompanying Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K submitted to the SEC on February 10, 2021.
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2021, which is a 52-week fiscal year, will end on December 31, 2021 and fiscal year 2020, which was a 52-week fiscal year, ended on January 1, 2021. For convenience, references in this report as of and for the fiscal periods ended July 2, 2021 and July 3, 2020, and as of and for the fiscal year ended January 1, 2021, are indicated as being as of and for the fiscal periods ended June 30, 2021 and June 30, 2020, and the year ended December 31, 2020, respectively.
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
Significant Accounting Policies
Except for the foreign currency forward contracts for non-designated hedges, there have been no material changes to our significant accounting policies during the six months ended June 30, 2021, as compared to the significant accounting policies disclosed in Note 1 – Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Foreign Currency Forward Contracts for Non-Designated Hedges
We may use forward foreign currency exchange contracts (forward contracts) to hedge certain operational exposures resulting from potential changes in foreign currency exchange rates. Our strategy is to enter into forward contracts so that increases or decreases in our foreign currency exposures are offset by gains or losses on the foreign currency forward contracts thereby mitigating the risks and volatility associated with our foreign currency transactions. We do not apply hedge accounting treatment to these non-designated hedging instruments. We do not hold or issue derivative instruments for trading or speculative purposes.
Our forward contracts are generally short-term in duration. Given the short duration of the forward contracts, amounts recorded generally are not significant. We account for our derivative instruments as either assets or liabilities on our Condensed Consolidated Balance Sheets and measure them at fair value. Derivatives not designated as hedging instruments are adjusted to fair value through earnings in other income (expense), net in the Condensed Consolidated Statements of Income.
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

NOTE 2. REVENUES
Revenues consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Product revenues:
Gross product revenues	$380,204	$229,898	$694,409	$482,464
Discounts and allowances	(95,956)	(51,168)	(182,949)	(109,854)
Net product revenues	284,248	178,730	511,460	372,610
Collaboration revenues:
License revenues	39,640	59,234	67,168	80,113
Collaboration services revenues	61,289	21,515	76,779	33,671
Total collaboration revenues	100,929	80,749	143,947	113,784
Total revenues	$385,177	$259,479	$655,407	$486,394
The percentage of total revenues by customer who individually accounted for 10% or more of our total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Ipsen Pharma SAS	24%	20%	19%	17%
Affiliates of McKesson Corporation	14%	11%	14%	13%
Affiliates of CVS Health Corporation	13%	13%	14%	15%
Affiliates of AmerisourceBergen Corporation	12%	11%	13%	11%
Affiliates of Optum Specialty Pharmacy	8%	10%	9%	11%
Accredo Health, Incorporated	8%	10%	8%	9%
Takeda Pharmaceutical Company Limited	2%	10%	2%	5%
The percentage of trade receivables by customer who individually accounted for 10% or more of our trade receivables were as follows:

	June 30, 2021	December 31, 2020
Ipsen Pharma SAS	24%	23%
Affiliates of McKesson Corporation	21%	12%
Affiliates of AmerisourceBergen Corporation	19%	11%
Affiliates of CVS Health Corporation	13%	11%
Takeda Pharmaceutical Company Limited	4%	10%
Revenues by geographic region were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
U.S.	$287,190	$181,231	$517,147	$377,827
Europe	90,921	52,917	124,727	81,953
Japan	7,066	25,331	13,533	26,614
Total revenues	$385,177	$259,479	$655,407	$486,394

Total revenues include net product revenues attributed to geographic regions based on the ship-to location and license and collaboration services revenues attributed to geographic regions based on the location of our collaboration partners’ headquarters.
Net product revenues and license revenues are recorded in accordance with ASC Topic 606, Revenue from Contracts with Customers (Topic 606). License revenues include the recognition of the portion of milestones payments allocated to the transfer of intellectual property licenses for which it had become probable in the current period that the milestone would be achieved and a significant reversal of revenues would not occur, as well as royalty revenues and our share of profits under our collaboration agreement with Genentech. Collaboration services revenues were recorded in accordance with ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 and by analogy to Topic 606. Collaboration services revenues include the recognition of deferred revenues for the portion of upfront and milestone payments allocated to our research and development services performance obligations, development cost reimbursements earned under our collaboration agreements, product supply revenues, net of product supply costs, and the royalties we paid on sales of products containing cabozantinib by our collaboration partners. We received notification that, effective January 1, 2021, Royalty Pharma plc (Royalty Pharma) acquired from GlaxoSmithKline (GSK) all rights, title and interest in royalties on net product sales containing cabozantinib for non-U.S. markets for the full term of the royalty and for the U.S. market through September 2026, after which time U.S. royalties will revert back to GSK.
Net product revenues by product were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
CABOMETYX	$275,614	$173,610	$499,209	$362,826
COMETRIQ	8,634	5,120	12,251	9,784
Net product revenues	$284,248	$178,730	$511,460	$372,610
Product Sales Discounts and Allowances
The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Chargebacks, Discounts for Prompt Payment and Other	Other Customer Credits/Fees and Co-pay Assistance	Rebates	Total
Balance at December 31, 2020	$9,853	$3,279	$17,404	$30,536
Provision related to sales made in:
Current period	114,489	15,392	51,355	181,236
Prior periods	(40)	(164)	1,917	1,713
Payments and customer credits issued	(108,487)	(11,637)	(46,349)	(166,473)
Balance at June 30, 2021	$15,815	$6,870	$24,327	$47,012
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

Contract assets and liabilities were as follows (in thousands):

	June 30, 2021	December 31, 2020
Contract assets
Current portion(1)	$9,749	$—
Long-term portion(1)	948	—
Total contract assets	$10,697	$—

Contract liabilities:
Current portion(2)	$6,314	$1,790
Long-term portion(2)	8,577	3,755
Total contract liabilities	$14,891	$5,545
____________________
(1)    Presented in prepaid and other current assets and other long-term assets, respectively, on the accompanying Condensed Consolidated Balance Sheets.
(2)    Presented in other current liabilities and long-term portion of deferred revenues, respectively, in the accompanying Condensed Consolidated Balance Sheets.
Contract assets as of June 30, 2021 are primarily related to a $12.5 million development milestone that we deemed probable of achievement and recognized $11.8 million of revenues during the three months ended June 30, 2021. Contract liabilities as of June 30, 2021 are primarily related to deferred revenues from Takeda Pharmaceutical Company Limited (Takeda).
During the six months ended June 30, 2021 and 2020, we recognized $4.8 million and $3.4 million, respectively, in revenues that were included in the beginning deferred revenues balance for those periods.
During the three and six months ended June 30, 2021, we recognized $40.6 million and $67.8 million, respectively, in revenues for performance obligations satisfied in previous periods, as compared to $62.0 million and $82.2 million for the corresponding periods in 2020. Such revenues were primarily related to royalty payments allocated to the license performance obligations for our collaborations with Ipsen Pharma SAS (Ipsen), Takeda, Daiichi Sankyo and Genentech.
As of June 30, 2021, $86.9 million of the combined transaction prices for our Ipsen and Takeda collaborations were allocated to performance obligations that had not yet been satisfied. See “Note 3. Collaboration Agreements— Cabozantinib Collaborations - Performance Obligations and Transaction Prices for our Ipsen and Takeda Collaborations” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for information about the expected timing to satisfy these performance obligations.
NOTE 3. COLLABORATION AGREEMENTS, IN-LICENSING ARRANGEMENTS AND BUSINESS DEVELOPMENT ACTIVITIES
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
During the second quarter of 2021, Ipsen opted into and is now co-funding the development costs for COSMIC-311, our phase 3 pivotal trial evaluating cabozantinib versus placebo in patients with radioactive iodine differentiated thyroid cancer who have progressed after up to two VEGF receptor-targeted therapies. Under the terms of the Agreement, Ipsen is now obligated to reimburse us for their share of the COSMIC-311 global development costs, as well as an additional payment calculated as a percentage of such costs, triggered by the timing of the exercise of its option. We determined that the decision to opt into and co-fund the development costs for COSMIC-311 represented a contract modification for additional distinct services at their standalone selling price and therefore was treated as a separate contract under Topic 606. Accordingly, collaboration services revenues for the three and six months ended June 30, 2021, includes a cumulative catch up for Ipsen’s share of global development costs incurred since the beginning of the study and through the end of the period.
Revenues under the collaboration agreement with Ipsen were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
License revenues	$33,656	$33,597	$56,107	$51,546
Collaboration services revenues	57,265	19,320	68,620	30,407
Total	$90,921	$52,917	$124,727	$81,953
As of June 30, 2021, $46.2 million of the transaction price was allocated to our research and development services performance obligations that has not yet been satisfied.
Takeda Collaboration
In January 2017, we entered into a collaboration and license agreement with Takeda for the commercialization and further development of cabozantinib. Pursuant to this collaboration and license agreement, as amended, Takeda has exclusive commercialization rights for current and potential future cabozantinib indications in Japan, and the parties have agreed to collaborate on the clinical development of cabozantinib in Japan. The operation and strategic direction of the parties’ collaboration is governed through a joint executive committee and appropriate subcommittees.
Revenues under the collaboration agreement with Takeda were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
License revenues	$2,097	$22,946	$3,398	$22,946
Collaboration services revenues	4,024	2,195	8,159	3,264
Total	$6,121	$25,141	$11,557	$26,210

As of June 30, 2021, $40.7 million of the transaction price was allocated to our research and development services performance obligations that has not yet been satisfied.
GSK and Royalty Pharma
In October 2002, we established a product development and commercialization collaboration agreement with GSK, that required us to pay a 3% royalty to GSK on the worldwide net sales of any product incorporating cabozantinib by us and our collaboration partners. As disclosed in Note 2, we received notification that, effective January 1, 2021, Royalty Pharma acquired from GSK all rights, title and interest in royalties on net product sales containing cabozantinib for non-U.S. markets for the full term of the royalty and for U.S. market through September 2026, after which time U.S. royalties will revert back to GSK. Royalties earned by GSK and Royalty Pharma in connection with our sales of cabozantinib are included in cost of goods sold and as a reduction of collaboration services revenues for sales by our collaboration partners. Such royalties were $12.1 million and $22.2 million during the three and six months ended June 30, 2021, respectively, as compared to $7.6 million and $15.7 million in the corresponding periods in 2020.

Genentech Collaboration
In December 2006, we out-licensed the development and commercialization of cobimetinib to Genentech under a worldwide collaboration agreement. In November 2015, the FDA approved cobimetinib, under the brand name COTELLIC, in combination with Genentech’s ZELBORAF® (vemurafenib) for the treatment of patients with BRAF V600E or V600K mutation-positive advanced melanoma. COTELLIC in combination with ZELBORAF has also been approved in the European Union and multiple additional countries for use in the same indication. In July 2020, the FDA also approved COTELLIC for use in combination with ZELBORAF and TECENTRIQ® (atezolizumab) for the treatment of patients with BRAF V600 mutation-positive advanced melanoma in previously untreated patients. License revenues under the collaboration agreement with Genentech were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Profits on U.S. commercialization	$2,160	$1,376	$3,954	$2,783
Royalty revenues on ex-U.S. sales	$782	$1,125	$1,733	$2,434
Research Collaborations, In-Licensing Arrangements and Other Business Development Activities
During the six months ended June 30, 2021, in support of our development pipeline, we entered into additional collaboration and in-licensing arrangements with Adagene, Inc. (Adagene) and WuXi Biologics Ireland Limited (WuXi Bio), and amended our existing collaboration agreement with StemSynergy Therapeutics, Inc. (StemSynergy). In conjunction with each of these arrangements we have made aggregate upfront payments totaling $17.0 million and will make payments for potential future development milestones of up to $58.5 million, regulatory milestones of up to $139.0 million and commercial milestones of up to $377.5 million, each in the aggregate per product, as well as royalties on future net product sales. Additionally, we entered into an asset purchase agreement with GamaMabs Pharma SA (GamaMabs), pursuant to which we made an upfront payment of $5.0 million for the initial technology transfer, and subject to certain conditions, will make a $9.0 million payment upon closing of the transaction. We will also make payments for potential future development milestones of up to $42.0 million and regulatory milestones of up to $22.5 million, per product.
NOTE 4. CASH AND INVESTMENTS
Cash, Cash Equivalents and Restricted Cash Equivalents
A reconciliation of cash, cash equivalents, and restricted cash equivalents reported in the accompanying Condensed Consolidated Balance Sheets to the amount reported within the accompanying Condensed Consolidated Statements of Cash Flows was as follows (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$492,462	$319,217
Restricted cash equivalents included in other long-term assets	46,839	1,555
Cash, cash equivalents, and restricted cash equivalents as reported in the accompanying Condensed Consolidated Statements of Cash Flows	$539,301	$320,772
Restricted cash equivalents are used to collateralize letters of credit and consist of money-market funds and certificates of deposit with original maturities of 90 days or less. The restricted cash equivalents are classified as other long-term assets based upon the remaining term of the underlying restriction. As of June 30, 2021, restricted cash equivalents included $45.3 million of short-term investments, which is collateral under our January 2021 standby letter of credit to guarantee our obligation to fund a portion of the total tenant improvements related to our build-to-suit lease at our corporate campus. As we fund these tenant improvements, our restricted cash becomes available for operations.

Cash, Cash Equivalents, Restricted Cash Equivalents and Investments
Cash, cash equivalents, restricted cash equivalents and investments consisted of the following (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$716,916	$141	$—	$717,057
Corporate bonds	489,678	2,630	(166)	492,142
U.S. Treasury and government-sponsored enterprises	132,036	43	(13)	132,066
Municipal bonds	14,261	41	(4)	14,298
Total debt securities available-for-sale	1,352,891	2,855	(183)	1,355,563
Cash	88,511	—	—	88,511
Money market funds	179,306	—	—	179,306
Certificates of deposit	115,706	—	—	115,706
Total cash, cash equivalents, restricted cash equivalents and investments	$1,736,414	$2,855	$(183)	$1,739,086

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$569,456	$372	$—	$569,828
Corporate bonds	543,520	5,244	(7)	548,757
U.S. Treasury and government-sponsored enterprises	208,326	232	(4)	208,554
Municipal bonds	28,680	83	(1)	28,762
Total debt securities available-for-sale	1,349,982	5,931	(12)	1,355,901
Cash	82,176	—	—	82,176
Money market funds	40,761	—	—	40,761
Certificates of deposit	60,004	—	—	60,004
Total cash, cash equivalents, restricted cash equivalents and investments	$1,532,923	$5,931	$(12)	$1,538,842
Interest receivable was $3.3 million and $4.5 million as of June 30, 2021 and December 31, 2020, respectively, and is included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Realized gains and losses on the sales of investments were insignificant during the three and six months ended June 30, 2021 and 2020.

We manage credit risk associated with our investment portfolio through our investment policy, which limits purchases to high-quality issuers and limits the amount of our portfolio that can be invested in a single issuer. The fair value and gross unrealized losses on debt securities available-for-sale in an unrealized loss position were as follows (in thousands):

	June 30, 2021
	Fair Value	Gross Unrealized Losses
Commercial paper	$1,002	$—
Corporate bonds	154,767	(166)
U.S. Treasury and government-sponsored enterprises	38,088	(13)
Municipal bonds	5,897	(4)
Total	$199,754	$(183)

	December 31, 2020
	Fair Value	Gross Unrealized Losses
Corporate bonds	$28,445	$(7)
U.S. Treasury and government-sponsored enterprises	21,989	(4)
Municipal bonds	5,865	(1)
Total	$56,299	$(12)
All securities presented have been in an unrealized loss position for less than 12 months. There were 53 and 14 investments in an unrealized loss position as of June 30, 2021 and December 31, 2020, respectively. During the six months ended June 30, 2021 and 2020, we did not record an allowance for credit losses or other impairment charges on our investment securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. Based on the scheduled maturities of our investments, we determined that it was more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The fair value of debt securities available-for-sale by contractual maturity was as follows (in thousands):

	June 30, 2021	December 31, 2020
Maturing in one year or less	$1,015,650	$1,034,150
Maturing after one year through five years	339,913	321,751
Total debt securities available-for-sale	$1,355,563	$1,355,901
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
•Level 3 - unobservable inputs that are supported by little or no market activity that are significant to the fair value measurement

The classifications within the fair value hierarchy of our financial assets that were measured and recorded at fair value on a recurring basis were as follows (in thousands):

	June 30, 2021
	Level 1	Level 2	Total
Commercial paper	$—	$717,057	$717,057
Corporate bonds	—	492,142	492,142
U.S. Treasury and government-sponsored enterprises	—	132,066	132,066
Municipal bonds	—	14,298	14,298
Total debt securities available-for-sale	—	1,355,563	1,355,563
Money market funds	179,306	—	179,306
Certificates of deposit	—	115,706	115,706
Total financial assets carried at fair value	$179,306	$1,471,269	$1,650,575

	December 31, 2020
	Level 1	Level 2	Total
Commercial paper	$—	$569,828	$569,828
Corporate bonds	—	548,757	548,757
U.S. Treasury and government-sponsored enterprises	—	208,554	208,554
Municipal bonds	—	28,762	28,762
Total debt securities available-for-sale	—	1,355,901	1,355,901
Money market funds	40,761	—	40,761
Certificates of deposit	—	60,004	60,004
Total financial assets carried at fair value	$40,761	$1,415,905	$1,456,666

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
Forward Foreign Currency Contracts
In January 2021, we initiated an operational hedging program and entered into forward contracts to hedge certain operational exposures for the changes in foreign currency exchanges rates associated with assets or liabilities denominated in foreign currencies, primarily the Euro.
As of June 30, 2021, we had one forward contract outstanding to sell €9.3 million. The forward contract has a maturity of three months, is recorded at fair value and is included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The unrealized gain/loss on the settlement of the forward contract is not material as of June 30, 2021. The forward contract is considered a Level 2 in the fair value hierarchy of our fair value measurements. For the six months ended June 30, 2021, we recognized $0.3 million net gains on the maturity of our forward contracts, which is included in other income (expense), net on our Condensed Consolidated Statements of Income.

NOTE 6. INVENTORY
Inventory consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$6,905	$7,773
Work in process	25,951	20,610
Finished goods	8,587	7,291
Total	$41,443	$35,674

Balance Sheet classification:
Current portion included in inventory	$24,982	$20,973
Long-term portion included in other long-term assets	16,461	14,701
Total	$41,443	$35,674
Write-downs related to excess and expiring inventory were $2.3 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively.
NOTE 7. STOCK-BASED COMPENSATION
We allocated the stock-based compensation expense for our equity incentive plans and our Employee Stock Purchase Plan (ESPP) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$13,667	$6,112	$26,063	$11,198
Selling, general and administrative	14,368	10,042	36,625	18,938
Total stock-based compensation expense	$28,035	$16,154	$62,688	$30,136
Stock-based compensation for each type of award under our equity incentive plans and ESPP were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$5,902	$5,301	$10,596	$10,295
Restricted stock units	15,412	8,599	27,081	16,396
Performance stock units	4,698	1,429	22,645	1,925
ESPP	2,023	825	2,366	1,520
Total stock-based compensation expense	$28,035	$16,154	$62,688	$30,136
As of June 30, 2021, 8,254,455 shares were available for grant under the Exelixis, Inc. 2017 Equity Incentive Plan (as amended and restated, the 2017 Plan). The share reserve is reduced by 1 share for each share issued pursuant to a stock option and 1.5 shares for full value awards granted in the form of restricted stock units (RSUs).
During the six months ended June 30, 2021, we granted 1,733,554 stock options with a weighted average exercise price of $22.50 per share and a weighted average grant date fair value of $9.70 per share. As of June 30, 2021, there were 15,443,578 stock options outstanding and $32.2 million of related unrecognized compensation expense.
During the six months ended June 30, 2021, we granted 3,575,190 service-based RSUs with a weighted average grant date fair value of $21.76 per share. As of June 30, 2021, there were 8,314,774 RSUs outstanding and $149.0 million of related unrecognized compensation expense.
Stock options and RSUs granted to employees during the six months ended June 30, 2021 have vesting conditions and contractual lives of a similar nature to those described in “Note 8. Employee Benefit Plans” of the Notes to

Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
In March 2021, we awarded 1,027,650 (the target amount) performance-based (PSUs), subject to a performance and a market condition (the 2021 PSUs). Pursuant to the terms of 2021 PSUs, the holders of the awards may earn up to 200% of the target amount of shares, depending on the level of achievement of the performance condition related to certain net product revenues and a total shareholder return (TSR) market condition. The TSR market condition is based on our relative TSR percentile rank compared to companies in the NASDAQ Biotechnology Index during the performance period, which is January 2, 2021 through December 29, 2023. Fifty percent of the shares earned subject to the performance and market conditions will vest at the end of the performance period and the remainder will vest approximately one year later subject to employee’s continuous service. The 2021 PSUs will be forfeited if the performance condition at or above a threshold level is not achieved by December 29, 2023.
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
As of June 30, 2021, there were 8,709,765 PSUs outstanding and $155.7 million of related unrecognized compensation expense. Expense recognition for PSUs commences when it is determined that achievement of the performance target is probable. For more information about our PSUs, see “Note 8. Employee Benefit Plans” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
NOTE 8. PROVISION FOR INCOME TAXES
The effective tax rate for the three and six months ended June 30, 2021 was 23.1% and 20.5%, respectively, as compared to 17.2% and 18.0% for the corresponding periods in 2020. The effective tax rate for the three and six months ended June 30, 2021 and 2020 differed from the U.S. federal statutory tax rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options during the periods and the generation of federal tax credits, partially offset by state taxes.

NOTE 9. NET INCOME PER SHARE
Net income per share - basic and diluted, were computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$96,092	$66,821	$97,693	$115,433
Denominator:
Weighted-average common shares outstanding — basic	314,117	307,807	313,295	306,598
Dilutive securities	8,824	10,337	8,819	10,394
Weighted-average common shares outstanding — diluted	322,941	318,144	322,114	316,992

Net income per share — basic	$0.31	$0.22	$0.31	$0.38
Net income per share — diluted	$0.30	$0.21	$0.30	$0.36
Dilutive securities included outstanding stock options and Performance Stock Options, unvested RSUs and PSUs and ESPP contributions.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Anti-dilutive securities and contingently issuable shares excluded	12,285	8,812	11,146	10,413
NOTE 10. COMMITMENTS AND CONTINGENCIES
In September 2019, we received a notice letter regarding an Abbreviated New Drug Application (ANDA) submitted to the FDA by MSN Pharmaceuticals, Inc. (MSN), requesting approval to market a generic version of CABOMETYX tablets. MSN’s initial notice letter included a Paragraph IV certification with respect to our U.S. Patent Nos. 8,877,776, 9,724,342, 10,034,873 and 10,039,757, which are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, also referred to as the Orange Book. MSN’s initial notice letter did not provide a Paragraph IV certification against U.S. Patent No. 7,579,473, the composition of matter patent, or U.S. Patent No. 8,497,284, a method of use patent. On October 29, 2019, we filed a complaint in the United States District Court for the District of Delaware (the Delaware District Court) for patent infringement against MSN asserting U.S. Patent No. 8,877,776 arising from MSN’s ANDA filing with the FDA. On November 20, 2019, MSN filed its response to the complaint, alleging that U.S. Patent No. 8,877,776 is invalid and not infringed. On May 5, 2020, we received notice from MSN that it had amended its ANDA to assert additional Paragraph IV certifications. The ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of the two previously unasserted CABOMETYX patents: U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284. On May 11, 2020, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284 arising from MSN’s amended ANDA filing with the FDA. Neither of our complaints alleges infringement of U.S. Patent Nos. 9,724,342, 10,034,873 and 10,039,757. On May 22, 2020, MSN filed its response to the complaint, alleging that each of U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284 is invalid and not infringed. On March 23, 2021, MSN filed its First Amended Answer and Counterclaims (amending its prior filing from May 22, 2020), seeking, among other things, a declaratory judgment that U.S. Patent No. 9,809,549 is invalid and would not be infringed by MSN if its generic version of CABOMETYX tablets were approved by the FDA. On April 7, 2021, we filed our response to MSN’s First Amended Answer and Counterclaims, denying, among other things, that U.S. Patent No. 9,809,549 is invalid or would not be infringed. In our complaints, we are seeking, among other relief, an order that the effective date of any FDA approval of MSN’s ANDA would be a date no earlier than the expiration of all of U.S. Patent No. 7,579,473, U.S. Patent No.

8,497,284 and U.S. Patent No. 8,877,776, the latest of which expires on October 8, 2030, and equitable relief enjoining MSN from infringing these patents. These lawsuits against MSN have been consolidated, and a bench trial has been scheduled for May 2022.
In May 2021, we received notice letters from Teva Pharmaceuticals Development, Inc. and Teva Pharmaceuticals USA, Inc. (individually and collectively referred to as Teva) regarding an ANDA Teva submitted to the FDA, requesting approval to market a generic version of CABOMETYX tablets. Teva’s notice letters included a Paragraph IV certification with respect to our U.S. Patent Nos. 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Orange Book and expire in 2033, 2031 and 2031, respectively. Teva’s notice letters did not provide a Paragraph IV certification against any additional CABOMETYX patents. On June 17, 2021, we filed a complaint in the Delaware District Court for patent infringement against Teva, along with Teva Pharmaceutical Industries Limited, asserting U.S. Patent Nos. 9,724,324 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment) arising from Teva’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA would be a date no earlier than the expiration of all of U.S. Patent Nos. 9,724,342, 10,034,873 and 10,039,757, the latest of which expires on July 9, 2033, and equitable relief enjoining Teva and Teva Pharmaceutical Industries Limited from infringing these patents.
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
Overview
We are an oncology-focused biotechnology company that strives to accelerate the discovery, development and commercialization of new medicines for difficult-to-treat cancers. We have invented and brought to market novel, effective and tolerable therapies using our drug discovery and development resources and capabilities and commercialization platform; we will continue to build on this foundation, working toward providing cancer patients with additional treatment options.
Since we were founded in 1994, four products resulting from our discovery efforts have progressed through clinical development, received regulatory approval and established a commercial presence in various geographies around the world. Our flagship molecule, cabozantinib, is an inhibitor of multiple tyrosine kinases including MET, AXL, VEGF receptors and RET and has been approved by the U.S. Food and Drug Administration (FDA) and foreign regulatory authorities as two products: CABOMETYX® (cabozantinib) tablets approved for advanced renal cell carcinoma (RCC), both alone and in combination with Bristol-Myers Squibb Company’s (BMS) OPDIVO® (nivolumab), and for previously treated hepatocellular carcinoma (HCC); and COMETRIQ® (cabozantinib) capsules approved for progressive, metastatic medullary thyroid cancer (MTC). For these types of cancer, cabozantinib has become or is becoming a standard of care.
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
Leveraging the revenue stream derived from our cabozantinib franchise and other marketed products, we are expanding our oncology product pipeline through drug discovery efforts, which encompass both small molecule and biologics programs with multiple modalities and mechanisms of action.
Cabozantinib Franchise
On January 22, 2021, the FDA approved CABOMETYX in combination with OPDIVO as a first-line treatment of patients with advanced RCC. This regulatory milestone expands upon the FDA’s prior approvals of CABOMETYX as a monotherapy for previously treated patients with advanced RCC in April 2016 and for previously untreated patients with advanced RCC in December 2017. Additionally, in January 2019, the FDA approved CABOMETYX for the treatment of patients with HCC who have been previously treated with sorafenib.
To develop and commercialize CABOMETYX and COMETRIQ outside the U.S., we have entered into license agreements with Ipsen Pharma SAS (Ipsen) and Takeda Pharmaceutical Company Limited (Takeda). We granted to Ipsen the rights to develop and commercialize cabozantinib outside of the U.S. and Japan, and to Takeda the rights to develop and commercialize cabozantinib in Japan. Both Ipsen and Takeda also contribute financially and operationally to the further global development and commercialization of the cabozantinib franchise in other potential indications, and we continue to work closely with them on these activities. Utilizing its regulatory expertise and established international oncology marketing network, Ipsen has continued to execute on its commercialization plans for CABOMETYX, having received regulatory approvals and launched in multiple territories outside of the U.S., including in the European Union (EU) and Canada, as a treatment for advanced RCC and for HCC in adults who have previously been treated with sorafenib. In addition, in March 2021, Ipsen and BMS received regulatory approval from the European Commission (EC) for CABOMETYX in combination with OPDIVO as a first-line treatment for patients with advanced RCC, and both Ipsen and BMS plan to submit applications to approve the combination in other territories beyond the EU. With respect to the Japanese market, Takeda received Manufacturing and Marketing Approvals in 2020 from the Japanese Ministry of Health, Labour and Welfare (MHLW) of CABOMETYX as a treatment of patients with curatively unresectable or metastatic RCC and as a treatment of patients with unresectable HCC who progressed after cancer chemotherapy. In October 2020, Takeda and Ono Pharmaceutical Co., Ltd., BMS’ development and commercialization partner in Japan, submitted a supplemental application to the Japanese MHLW for Manufacturing and Marketing Approval of CABOMETYX in combination with OPDIVO for the treatment of patients with unresectable, advanced or metastatic RCC.
In addition to our regulatory and commercialization efforts in the U.S. and the support provided to our collaboration partners for rest-of-world regulatory and commercialization activities, we are also pursuing other indications for cabozantinib that have the potential to increase the number of cancer patients who could benefit from this medicine. We are evaluating cabozantinib, both as a single agent and in combination with other therapies, in a broad development program comprising over 100 ongoing or planned clinical trials across multiple indications. We, along with our collaboration partners, sponsor some of the trials, and independent investigators conduct the remaining trials through our Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute’s Cancer Therapy Evaluation Program (NCI-CTEP) or our investigator-sponsored trial (IST) program. Informed by the available data from these clinical trials, we advanced the development program for the cabozantinib franchise with potentially label-enabling trials. One pivotal trial that has resulted from this effort is COSMIC-311, our phase 3 pivotal trial evaluating cabozantinib versus placebo in patients with radioactive iodine (RAI)-refractory differentiated thyroid cancer (DTC) who have progressed after up to two VEGF receptor-targeted therapies. In December 2020, we announced that COSMIC-311 had met the primary endpoint of demonstrating significant improvement in progression-free survival (PFS), and in February 2021, we announced the FDA had granted Breakthrough Therapy Designation to cabozantinib as a potential treatment for patients with RAI-refractory DTC who have progressed following prior therapy. Study results from COSMIC-311 were presented at the 2021 American Society of Clinical Oncology (ASCO) Annual Meeting and published in The Lancet Oncology. They further served as the basis for the supplemental New Drug Application (sNDA) we submitted to the FDA in June 2021 seeking approval for CABOMETYX to treat patients 12 and older with DTC who have progressed following prior therapy and who are RAI-refractory (if RAI is appropriate), and in August 2021, we announced that the FDA had accepted our sNDA, granted Priority Review and assigned a Prescription Drug User Fee Act (PDUFA) goal date, or target action date, of December 4, 2021. Building on preclinical and clinical observations that cabozantinib in combination with immune checkpoint inhibitors (ICIs) may promote a more immune-permissive tumor environment, we initiated numerous pivotal studies to further explore these combination regimens. The first of these studies to deliver results was CheckMate -9ER, a phase 3 pivotal trial evaluating the combination of cabozantinib and nivolumab compared to sunitinib in previously untreated advanced or metastatic RCC. We, along with our collaboration partner, BMS, announced in April 2020 that the trial met its primary endpoint of PFS at final analysis, as well as the secondary endpoints of overall survival (OS) at a pre-specified interim analysis and objective response rate (ORR), and showed that the combination of cabozantinib with nivolumab significantly improved the three key efficacy outcomes as compared with sunitinib, doubling PFS and ORR and reducing the risk of disease progression or death by 40% compared with sunitinib. Data from CheckMate -9ER served as the basis for the FDA’s and EC’s approval of CABOMETYX in combination with OPDIVO as a first-line treatment of patients with advanced RCC in January 2021 and March 2021, respectively. We are also collaborating with BMS on COSMIC-313, a phase 3 pivotal trial evaluating the triplet combination of cabozantinib, nivolumab and ipilimumab versus the combination of nivolumab and ipilimumab in patients with previously untreated advanced intermediate- or poor-risk RCC. Enrollment for COSMIC-313 was completed in March 2021, and we expect to report top-line results of the event-driven analyses from the trial in the late 2021 or early 2022 timeframe.
In an effort to expand our exploration of combinations with ICIs, we also initiated multiple trials evaluating cabozantinib in combination with F. Hoffmann-La Roche Ltd.’s (Roche) ICI, atezolizumab. COSMIC-021 is a broad phase 1b study evaluating the safety and tolerability of cabozantinib in combination with atezolizumab in patients with a wide variety of locally advanced or metastatic solid tumors. Based on encouraging efficacy and safety data that has emerged from the trial, certain cohorts have been or may be further expanded, including the cohorts of patients with non-small cell lung cancer (NSCLC) who have been previously treated with an ICI and metastatic castration-resistant prostate cancer (mCRPC) who have been previously treated with enzalutamide and/or abiraterone acetate and experienced radiographic disease progression in soft tissue (Cohort 6). Data from Cohort 6, announced in May 2021, resulted in an investigator assessed ORR of 27% and a blinded independent radiology committee assessed ORR of 18%. We intend to discuss these data with the FDA to determine next steps toward a potential regulatory submission for the combination regimen for patients with high-risk mCRPC and plan to present detailed results of the COSMIC-021 trial at a medical meeting in the second half of 2021. Since the initiation of the trial, data from COSMIC-021 have been instrumental in guiding our clinical development strategy for cabozantinib in combination with ICIs, including supporting the initiation of COSMIC-312, a phase 3 pivotal trial evaluating cabozantinib in combination with atezolizumab versus sorafenib in previously untreated advanced HCC, and three phase 3 pivotal trials in collaboration with Roche, CONTACT-01, CONTACT-02 and CONTACT-03, evaluating the combination of cabozantinib with atezolizumab in patients with metastatic NSCLC, mCRPC and advanced RCC, respectively. CONTACT-01 and CONTACT-03 are sponsored by Roche and co-funded by us; CONTACT-02 is sponsored by us and co-funded by Roche. In June 2021, we announced results from COSMIC-312. The trial met one of the primary endpoints, demonstrating significant improvement in PFS at the planned primary analysis, reducing the risk of disease progression or death by 37% compared with sorafenib (hazard ratio: 0.63; 99% confidence internal: 0.44-0.91; P=0.0012). A prespecified interim analysis for the second primary endpoint of OS, conducted at the same time as the primary analysis for PFS, showed a trend favoring the combination of cabozantinib and atezolizumab but did not reach statistical significance. Safety for the combination appeared to be consistent with the known safety profiles of the individual medicines, and no new safety signals were identified. Based on the preliminary OS data, we anticipate that the probability of reaching statistical significance at the time of the final analysis is low, but the trial will continue as planned to the final analysis of OS, with results anticipated in early 2022. We plan to present the trial results at a future medical meeting and intend to discuss the results with the FDA to determine next steps toward a potential regulatory submission for the combination regimen for patients with previously untreated advanced HCC.
Pipeline Activities
Our small molecule discovery programs are supported by a robust and expanding infrastructure, including a library of 4.6 million compounds. We have extensive experience in the identification and optimization of drug candidates against multiple target classes for oncology, inflammation and metabolic diseases. The first compound to advance from our recent drug discovery efforts is XL092, a next-generation oral tyrosine kinase inhibitor that targets VEGF receptors, MET, AXL, MER and other kinases implicated in cancer’s growth and spread. In designing XL092, we sought to build upon our experience with cabozantinib, retaining the target profile of cabozantinib while improving key characteristics, including the pharmacokinetic half-life. To date, we have announced two large phase 1b clinical trials studying XL092, STELLAR-001 and STELLAR-002. STELLAR-001 is a phase 1b clinical trial evaluating XL092, both as a monotherapy and in combination with either atezolizumab or avelumab, an ICI developed by Merck KGaA, Darmstadt, Germany and Pfizer Inc., which is currently enrolling patients with advanced solid tumors. We expect that once recommended doses of single-agent XL092 and XL092 in combination with atezolizumab or avelumab are established, the trial will begin to enroll expansion cohorts for patients with clear cell and non-clear cell RCC, colorectal cancer (CRC), hormone-receptor positive breast cancer, mCRPC and urothelial carcinoma (UC). STELLAR-002 is a phase 1b clinical trial that will evaluate XL092 in combination with either nivolumab, nivolumab and ipilimumab, or nivolumab and bempegaldesleukin, an investigational CD122-preferential IL-2–pathway agonist developed by Nektar Therapeutics (Nektar). We expect to begin enrolling patients with advanced solid tumors in dose-escalation cohorts for STELLAR-002 during the second half of 2021. Depending on the dose-escalation results, STELLAR-002 may enroll expansion cohorts for patients with clear cell and non-clear cell RCC, mCRPC and UC, and to better understand the individual contribution of the therapies, treatment arms in the expansion cohorts may include XL092 as a single-agent, XL092 in combination with nivolumab, XL092 in combination with nivolumab and ipilimumab, and XL092 in combination with nivolumab and bempegaldesleukin.
We augment our small molecule discovery activities through research collaborations and in-licensing arrangements with other companies. The most advanced compound to emerge from these arrangements is XL102 (formerly AUR102), the lead program targeting cyclin-dependent kinase 7 under our collaboration with Aurigene Discovery Technologies Limited (Aurigene). In December 2020, based on encouraging preclinical data, we exercised our exclusive option to license XL102 from Aurigene. Following the FDA’s acceptance of our Investigational New Drug (IND) application in December 2020, we initiated a phase 1 clinical trial of the compound in January 2021.
Beyond small molecules, we have also launched rigorous efforts to discover and advance biologic drug candidates, such as bispecific antibodies, antibody drug conjugates (ADCs) and other innovative biologics that have the potential to become anti-cancer therapies. ADCs in particular present a unique opportunity for new cancer treatments, given their capabilities to deliver anti-cancer payload drugs to targets with increased precision while minimizing impact on healthy tissues, and have been validated by the multiple regulatory approvals for the commercial sale of ADCs since the beginning of 2020. To facilitate the growth of these biologics programs, we have established multiple research collaborations and in-licensing arrangements, expanding our access to antibodies or other binders, which are the starting point for use with additional technology platforms that we employ to generate next-generation ADCs or bispecific antibodies. We have already made significant progress under these arrangements and believe we will continue to do so. For example, based on promising preclinical data for XB002 (formerly known as ICON-2), the lead Tissue Factor ADC program under our research collaboration with Iconic Therapeutics, Inc. (Iconic), we exercised our exclusive option to license XB002 in December 2020. Following the FDA’s acceptance of our IND for XB002 in April 2021, we initiated a phase 1 clinical trial in June 2021. We have expanded our access to antibodies through arrangements with WuXi Biologics Ireland Limited (WuXi Bio), focused on leveraging WuXi Bio’s panel of monoclonal antibodies against an undisclosed target for the development of ADC, bispecific and certain other novel tumor-targeting biologics, and through the execution of an asset purchase agreement with GamaMabs Pharma SA (GamaMabs), under which we will, upon the closing of the asset purchase and subject to certain conditions, acquire all rights, title and interest in GamaMabs’ antibody program directed at anti-Müllerian hormone receptor 2 (AMHR2), a novel oncology target with relevance in multiple forms of cancer. These antibodies, as well as those originating from collaboration with Invenra, Inc., provide starting points for the construction of ADCs through our collaborations with NBE-Therapeutics AG and/or Catalent, Inc.’s wholly owned subsidiaries Redwood Bioscience, Inc., R.P. Scherer Technologies, LLC and Catalent Pharma Solutions, Inc., utilizing their site-specific conjugation technologies and payloads. In addition, our collaboration with Adagene Inc. (Adagene), focused on using Adagene’s SAFEbodyTM technology to develop novel masked ADCs or other innovative biologics, provides potential for developing ADCs or other biologics with improved therapeutic index.
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
COVID-19 Update
As of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic continues to have a modest impact on our business operations, in particular with respect to our clinical trial and commercial activities. We have and continue to undertake considerable efforts to mitigate the various problems presented by this crisis, including as described below:

Clinical Trials. To varying degrees and at different rates across our global clinical trials, we experienced declines in screening and enrollment activity during the early days of the COVID-19 pandemic, as well as delays in new site activations and restrictions on the access to treatment sites that is necessary to monitor clinical study progress and administration. Beginning during the second quarter of 2020 and since that time, however, that trend reversed, and screening and enrollment activity began to increase. As a result, we and our collaboration partners, including principal investigators and personnel at clinical trial sites, have been successful overall in preventing material delays to our ongoing and planned clinical trials due to the COVID-19 pandemic. We have done this through ongoing assessment of the COVID-19 pandemic’s impact and, wherever possible, taking proactive steps in compliance with guidance issued by the FDA, EMA and other regulatory agencies to support the safety of our patients and their access to treatment, as well as to maintain the high quality of our clinical trials. We recognize, however, that we may have to make further operational adjustments to our ongoing and planned clinical trials and that patient enrollment, and new clinical trial site initiations may again be slowed due to recurring COVID-19 outbreaks and potential reintroduction of certain restrictions intended to mitigate the spread of COVID-19.
Drug Discovery and Preclinical Development. We have fully resumed drug discovery in our laboratories following a temporary suspension of these activities while we observed the shelter in place orders issued by the State of California and Alameda County. While this temporary suspension combined with interruptions in the portion of drug discovery work outsourced to third-party contractors in regions first impacted by COVID-19 caused us to experience modest delays in the advancement of certain of our early-stage programs, we continued to substantially progress our product pipeline despite the COVID-19 pandemic, including the submission of INDs for XL102 and XB002.
Commercial Activities. Despite the challenges posed by the COVID-19 pandemic, including requiring us to temporarily shift to telephonic and virtual interactions with healthcare professionals, we believe our commercial business was only modestly impacted. Our field employees have now partially resumed their in-person promotional activities while supplementing these activities with telephonic and virtual interactions and we believe they are well-positioned to execute on our commercial objectives.
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
General Business Operations. We have taken numerous precautions, some temporary and others still in place, to help mitigate the risk of transmission of the virus, including: initially reducing the number of our employees working on-site at our Alameda headquarters; maintaining enhanced safety and social distancing protocols for those employees who have returned to working on-site and initiating an on-site COVID-19 testing program; and restricting non-essential business. Most of our employees worked remotely during much of 2020 and early 2021, and many employees continue to do so on a part-time or full-time basis, which has required that we devise new ways of working and collaborating. However as of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic has only had a modest impact on our productivity and has not caused significant interruptions in our general business operations.
The circumstances surrounding the COVID-19 pandemic continue to be subject to rapid change, and we will continue to monitor new developments that could pose additional risks for us, including the spread of the Delta variant in the U.S. and other countries and the potential emergence of other SARS-CoV-2 variants that may prove especially contagious or virulent. Despite our mitigation efforts, we may experience delays or an inability to execute on our clinical and preclinical development plans, reduced revenues or other adverse impacts to our business, which are described in more detail in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. We recognize that this pandemic will continue to present unique challenges for us throughout 2021, and potentially into 2022.
Second Quarter 2021 Business Updates and Financial Highlights
During the second quarter of 2021, we continued to execute on our business objectives, generating significant revenues from operations and enabling us to continue to seek to maximize the clinical and commercial potential of our products and expand our product pipeline. Significant business updates and financial highlights for the quarter and subsequent to quarter-end include:

Business Updates
•In April 2021, we announced the FDA’s acceptance of the IND for XB002 and initiated a phase 1 trial in June 2021.
•In May 2021, we announced an asset purchase agreement with GamaMabs to acquire GamaMabs’ antibody program directed at AMHR2.
•In May 2021, we announced additional phase 1b results from the mCRPC Cohort 6 of COSMIC-021, in which ORR for cabozantinib in combination with atezolizumab in high-risk patients was 27% and 18% per investigator assessment and Blinded Independent Radiology Committee (BIRC) assessment, respectively, and the disease control rate was 88% and 84% per investigator assessment and BIRC assessment, respectively. In continuation of prior regulatory interaction and feedback from the FDA, we intend to discuss the phase 1b data with the FDA to determine next steps toward a potential regulatory submission for the combination regimen for patients with high-risk mCRPC and plan to present detailed results of the trial at a medical meeting in the second half of 2021.
•In June 2021, cabozantinib was the subject of multiple data presentations at the 2021 ASCO Annual Meeting, which included: (i) a post-hoc exploratory analysis of CheckMate -9ER demonstrating that efficacy benefits of the combination compared with sunitinib were observed across analyzed subgroups, including those based on International Metastatic Renal Cell Carcinoma Database Consortium risk status, site of metastases and extent of tumor burden at baseline; (ii) another post-hoc analysis of CheckMate -9ER demonstrating that CABOMETYX in combination with OPDIVO resulted in a statistically significant and clinically meaningful increase in quality-adjusted survival compared with sunitinib for patients with previously untreated advanced RCC; (iii) positive results from a phase 2 IST showing promising efficacy and an acceptable safety profile of CABOMETYX in combination with OPDIVO in patients with advanced or metastatic non-clear cell RCC with papillary, unclassified or translocation-associated histologies; and (iv) detailed results from COSMIC-311 evaluating cabozantinib in patients with RAI-refractory DTC, which served as the basis for an sNDA we submitted to the FDA in June 2021.
•In June 2021, we announced a clinical trial collaboration and supply agreement with BMS to evaluate XL092 in combination with either nivolumab, nivolumab and ipilimumab, or nivolumab and bempegaldesleukin in patients with advanced solid tumors as part of the new STELLAR-002 phase 1b dose escalation study.
•In June 2021, we filed a patent lawsuit against Teva Pharmaceuticals Development, Inc. and Teva Pharmaceuticals USA, Inc. (individually and collectively referred to as Teva), along with Teva Pharmaceutical Industries Limited, following receipt of two Paragraph IV certification notice letters from Teva informing us that it had filed an Abbreviated New Drug Application (ANDA) with the FDA requesting approval to market a generic version of CABOMETYX tablets. Teva’s notice letters included a Paragraph IV certification with respect to our U.S. Patent Nos. 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, also referred to as the Orange Book, and expire in 2033, 2031 and 2031, respectively. Teva’s notice letters did not provide a Paragraph IV certification against any additional CABOMETYX patents. We are seeking, among other relief, an order that the effective date of any FDA approval of the ANDA would be a date no earlier than the expiration of all of U.S. Patent Nos. 9,724,342, 10,034,873 and 10,039,757, the latest of which expires on July 9, 2033, and equitable relief enjoining Teva and Teva Pharmaceutical Industries Limited from infringing these patents. For a more detailed discussion of this litigation matter, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.
•In June 2021, we announced phase 3 results from COSMIC-312, in which the combination of cabozantinib and atezolizumab met one of the primary endpoints, demonstrating significant improvement in PFS versus sorafenib at the planned primary analysis. A prespecified interim analysis for the second primary endpoint of OS, conducted at the same time as the primary analysis for PFS, showed a trend favoring the combination but did not reach statistical significance. The trial will continue as planned to the final analysis of OS; results are anticipated in early 2022. We plan to present the trial results at a future medical meeting and intend to discuss the results with the FDA to determine next steps toward a potential regulatory submission for the combination regimen for patients with previously untreated advanced HCC.
•In August 2021, we announced that the FDA had accepted our sNDA for CABOMETYX as a treatment for patients 12 and older with DTC who have progressed following prior therapy and who are RAI-refractory (if RAI is appropriate), granted Priority Review and assigned a PDUFA goal date of December 4, 2021.
Financial Highlights
•Net product revenues for the second quarter of 2021 were $284.2 million, compared to $178.7 million for the second quarter of 2020.

•Total revenues for the second quarter of 2021 were $385.2 million, compared to $259.5 million for the second quarter of 2020.
•Research and development expenses for the second quarter of 2021 were $148.8 million, compared to $114.9 million for the second quarter of 2020.
•Selling, general and administrative expenses for the second quarter of 2021 were $98.5 million, compared to $59.8 million for the second quarter of 2020.
•Provision for income taxes for the second quarter of 2021 was $28.8 million, compared to $13.9 million for the second quarter of 2020.
•Net income for the second quarter of 2021 was $96.1 million, or $0.31 per share, basic and $0.30 per share, diluted, compared to net income of $66.8 million, or $0.22 per share, basic and $0.21 per share diluted, for the second quarter of 2020.
•Cash, cash equivalents, restricted cash equivalents and investments were $1.7 billion as of June 30, 2021, compared to $1.5 billion as of December 31, 2020.
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
Fiscal Year Convention
We have adopted a 52- or 53-week fiscal year policy that ends on the Friday closest to December 31st. Fiscal year 2021, which is a 52-week fiscal year, will end on December 31, 2021 and fiscal year 2020, which was a 52-week fiscal year, ended on January 1, 2021. For convenience, references in this report as of and for the fiscal periods ended July 2, 2021 and July 3, 2020, and as of and for the fiscal year ended January 1, 2021 are indicated as being as of and for the fiscal periods ended June 30, 2021 and June 30, 2020, and the year ended December 31, 2020, respectively.
Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2021	2020		2021	2020
Net product revenues	$284,248	$178,730	59%	$511,460	$372,610	37%
License revenues	39,640	59,234	-33%	67,168	80,113	-16%
Collaboration services revenues	61,289	21,515	185%	76,779	33,671	128%
Total revenues	$385,177	$259,479	48%	$655,407	$486,394	35%
Net Product Revenues
Gross product revenues, discounts and allowances, and net product revenues were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2021	2020		2021	2020
Gross product revenues	$380,204	$229,898	65%	$694,409	$482,464	44%
Discounts and allowances	(95,956)	(51,168)	88%	(182,949)	(109,854)	67%
Net product revenues	$284,248	$178,730	59%	$511,460	$372,610	37%
Net product revenues by product were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2021	2020		2021	2020
CABOMETYX	$275,614	$173,610	59%	$499,209	$362,826	38%
COMETRIQ	8,634	5,120	69%	12,251	9,784	25%
Net product revenues	$284,248	$178,730	59%	$511,460	$372,610	37%
The increases in net product revenues for CABOMETYX for the three and six months ended June 30, 2021, relative to the corresponding prior year periods, were primarily related to increases in the number of units sold that was driven by the strong uptake for the combination therapy of CABOMETYX and OPDIVO following approval by the FDA in January 2021. The increases in net product revenues for COMETRIQ for the three and six months ended June 30, 2021, relative to the corresponding prior year periods, were due to increases in the number of COMETRIQ units sold, due to a comparator purchase of the product for use in a clinical trial.
We project our net product revenues for the remainder of 2021 may increase relative to the corresponding prior year period, primarily as a result of the increase in demand for CABOMETYX following the FDA’s approval of CABOMETYX in combination with OPDIVO as a first-line treatment of patients with advanced RCC, as well as an increase in selling price for CABOMETYX.

We recognize product revenues net of discounts and allowances that are described in “Note 1. Organization and Summary of Significant Accounting Policies” to our “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2020. The increases in discounts and allowances for the three and six months ended June 30, 2021, relative to the corresponding prior year periods, were primarily the result of increases in Public Health Service hospital utilization and the dollar amount of the related chargebacks and, to a lesser extent, an increase in Medicaid utilization and the dollar amount of related Medicaid rebates.
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
Milestone revenues, which are allocated between license revenues and collaboration services revenues, were $12.9 million and $13.5 million for the three and six months ended June 30, 2021, respectively, as compared to $43.5 million and $43.6 million for the corresponding prior year periods. Milestone revenues by period included the following:
•Milestone revenues for the three and six months ended June 30, 2021 included $11.8 million in revenues recognized in connection with a $12.5 million regulatory milestone we determined was probable of achievement.
•Milestone revenues for the three and six months ended June 30, 2020 included $23.7 million in revenues recognized in connection with $31.0 million in milestones we achieved upon Takeda’s first commercial sale of CABOMETYX as a treatment for patients with curatively unresectable or metastatic RCC in Japan and $18.8 million in revenues recognized in connection with a $20.0 million development milestone from Ipsen we determined was probable of achievement.
Royalties increased primarily as a result of increases in Ipsen’s net sales of cabozantinib outside of the U.S. and Japan. Ipsen royalties were $22.8 million and $45.3 million for the three and six months ended June 30, 2021, compared to $16.3 million and $34.2 million for the corresponding prior year periods. Ipsen’s net sales of cabozantinib have continued to grow since their first commercial sale of the product in the fourth quarter of 2016, primarily due to increased demand of CABOMETYX, which, as of June 30, 2021, is approved in 61 countries outside of the U.S. Royalties also increased due to the commercial launch of CABOMETYX for the treatment of patients with curatively unresectable or metastatic RCC in Japan by Takeda during the second quarter of 2020.
Our share of profits on the U.S. commercialization of COTELLIC under our collaboration agreement with Genentech was $2.2 million and $4.0 million for the three and six months ended June 30, 2021, compared to $1.4 million and $2.8 million for the corresponding prior year periods. We also earned royalties on ex-U.S. net sales of COTELLIC by Genentech of $0.8 million and $1.7 million for the three and six months ended June 30, 2021, compared to $1.1 million and $2.4 million for the corresponding prior year periods.
Due to uncertainties surrounding the timing and achievement of regulatory and development milestones, it is difficult to predict future milestone revenues and milestones can vary significantly from period to period. We project our license revenues for the remainder of 2021 to decrease, relative to fiscal 2020, as a result of the anticipated achievement of fewer milestones in 2021, partially offset by an increase in royalty revenues related to an increase in sales of CABOMETYX by Ipsen and Takeda.
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

Development cost reimbursements were $62.5 million and $80.9 million for the three and six months ended June 30, 2021, relative to $19.6 million and $34.0 million for the corresponding prior year periods. The increases in development cost reimbursements were primarily a result of the reimbursements from Ipsen associated with their decision to opt in and co-fund COSMIC-311 development costs. Ipsen is now responsible for 35% of the global development costs of COSMIC-311 and is obligated to reimburse Exelixis for these costs, as well as an additional payment calculated as a percentage of COSMIC-311 development costs, triggered by the timing of the exercise of its option. Accordingly, collaboration services revenues for the three and six months ended June 30, 2021, includes a cumulative catch up for Ipsen’s share of global development costs incurred since the beginning of the study and through the end of the period. Development costs reimbursements also increased as a result of the reimbursements from Takeda associated with their decision to opt in and co-fund CONTACT-02 and additional cohorts of COSMIC-021 studies in the third quarter of 2020 and their respective share of the increase in spending on the CONTACT-02 study. The increases in development cost reimbursements were partially offset by a decrease in total spending on COSMIC-021 and COSMIC-312 studies.
Collaboration services revenues were reduced by $3.5 million and $6.9 million for the 3% royalty we are required to pay on the net sales by Ipsen and Takeda of any product incorporating cabozantinib for the three and six months ended June 30, 2021, respectively, compared to $2.3 million and $4.7 million for the corresponding prior year periods. As royalty generating sales of cabozantinib by Ipsen and Takeda have increased as described above, our royalty payments have also increased.
We project our collaboration services revenues may increase for the remainder of 2021, relative to fiscal 2020, primarily as a result of increased development cost reimbursements related to Ipsen’s opt-in and co-funding of COSMIC-311 as well as projections related to our other collaboration arrangements.
Cost of Goods Sold
The cost of goods sold and our gross margin were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2021	2020		2021	2020
Cost of goods sold	$14,884	$9,221	61%	$28,082	$18,510	52%
Gross margin	95%	95%		95%	95%
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty payable on U.S. net sales of any product incorporating cabozantinib, as well as the cost of inventory sold, indirect labor costs, write-downs related to expiring and excess inventory, and other third-party logistics costs. The increases in cost of goods sold for the three and six months ended June 30, 2021, relative to the corresponding prior year periods, were primarily the result of increases in royalties as a result of increased U.S. CABOMETYX sales and certain other period costs. We do not project our gross margin to change significantly during the remainder of 2021.
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

Research and development expenses by category were as follows (in thousands):

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2021	2020	Change	2021	2020	Change
Research and development expenses:
Development:
Clinical trial costs	$49,568	$62,606	-21%	$110,259	$115,950	-5%
Personnel expenses	29,175	20,610	42%	58,059	40,898	42%
Consulting and outside services	6,646	3,811	74%	11,935	7,055	69%
Other development costs	7,534	5,194	45%	14,818	9,935	49%
Total development	$92,923	$92,221	1%	195,071	173,838	12%
Drug discovery:
License and other collaboration costs	23,466	7,239	224%	51,904	12,252	324%
Other drug discovery (1)	11,724	6,407	83%	23,011	13,141	75%
Total drug discovery	35,190	13,646	158%	74,915	25,393	195%
Other (2)	20,677	9,066	128%	38,092	17,579	117%
Total research and development expenses	$148,790	$114,933	29%	$308,078	$216,810	42%
____________________
(1)    Primarily includes personnel expenses, consulting and outside services and laboratory supplies.
(2)    Includes stock-based compensation, the allocation of general corporate costs to research and development, and development cost reimbursements in connection with our collaboration arrangement with Roche executed in December 2019.
The increases in research and development expenses for the three and six months ended June 30, 2021, relative to the corresponding prior year periods, were primarily related to increases in license and other collaboration costs, personnel expenses and stock-based compensation expense, partially offset by decreases in clinical trial costs. License and other collaboration costs increased primarily due to the acquisition of GamaMabs assets, and increases in upfront license fees, program initiation fees and research funding commitments related to business development activities. Personnel expenses increased primarily due to increases in headcount to support our expanding discovery and development organization. Stock-based compensation expense increased primarily due to the performance-based restricted stock units (PSUs) granted in 2019 that became probable of achievement in the second half of 2020 and the first half of 2021. Clinical trial costs, which include services performed by third-party contract research organizations and other vendors who support our clinical trials, decreased primarily due to lower costs associated with COSMIC-312.
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
We are focusing a significant amount of our development efforts on cabozantinib to maximize the therapeutic and commercial potential of this compound and, as a result, we project that a substantial portion of our research and development expenses will relate to the continuing clinical development program of cabozantinib, which includes over 100 ongoing or planned clinical trials across multiple indications. Notable ongoing company-sponsored studies resulting from this program include: COSMIC-313, for which BMS is providing nivolumab and ipilimumab free of charge and CONTACT-02 for which Roche is sharing the development costs and providing atezolizumab free of charge.
We are expanding our oncology product pipeline through drug discovery efforts, which encompass both small molecule and biologics programs with multiple modalities and mechanisms of action. In this regard, we conduct drug discovery activities with the goal of identifying new product candidates to advance into clinical trials. In addition, we will continue to engage in business development initiatives aimed at acquiring and in-licensing promising oncology platforms and assets and then further characterize and develop them utilizing our established preclinical and clinical development infrastructure.

We project our research and development expenses may continue to increase for the remainder of 2021 compared to 2020, primarily driven by our ongoing clinical evaluation of cabozantinib, the initiation of new clinical trials and expansion of ongoing clinical trials evaluating other product candidates in our pipeline, including XL092, XL102, XB002 and anticipated business development activities.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2021	2020		2021	2020
Selling, general and administrative expenses	$98,495	$59,791	65%	$200,846	$122,731	64%
Selling, general and administrative expenses consist primarily of personnel expenses, stock-based compensation, marketing costs and certain other administrative costs.
The increases in selling, general and administrative expenses for the three and six months ended June 30, 2021, relative to the corresponding prior year periods, were primarily related to increases in personnel expenses, marketing costs, corporate giving and stock-based compensation expense. Personnel expenses increased primarily due to increases in administrative headcount to support our commercial and research and development organizations. Marketing costs increased primarily due to increased marketing activities in support of the launch of the combination therapy of CABOMETYX and OPDIVO for the treatment of advanced RCC following approval by the FDA in January 2021. The increase in stock-based compensation expense was primarily due to the PSUs granted in 2019 that became probable of achievement in the second half of 2020 and the first half of 2021.
We project our selling, general and administrative expenses may continue to increase for the remainder of 2021 relative to 2020 in support of our continued commercial investment in CABOMETYX and the growth in the broader organization.

Non-operating Income
Non-operating income was as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2021	2020		2021	2020
Interest income	$1,891	$5,162	-63%	$4,573	$12,382	-63%
Other income (expense), net	(11)	—	n/a	(101)	6	n/a
Non-operating income	$1,880	$5,162	-64%	$4,472	$12,388	-64%
The decreases in non-operating income for the three and six months ended June 30, 2021, relative to the corresponding prior year periods, were primarily the result of the decreases in interest income due to lower interest rates.
Provision for Income Taxes
The provision for income taxes and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2021	2020		2021	2020
Provision for income taxes	$28,796	$13,875	108%	$25,180	$25,298	0%
Effective tax rate	23.1%	17.2%		20.5%	18.0%
The increase in the provision for income taxes for the three months ended June 30, 2021, relative to the corresponding prior year period, was primarily due to an increase in pre-tax income. The provision for income taxes for the six months ended June 30, 2021 was flat, relative to the corresponding prior year period. The effective tax rate for the three and six months ended June 30, 2021 and 2020 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options during the periods and the generation of federal tax credits, partially offset by state taxes.
Liquidity and Capital Resources
As of June 30, 2021, we had $1.7 billion in cash, cash equivalents, restricted cash equivalents and investments, compared to $1.5 billion as of December 31, 2020. We anticipate that the aggregate of our current cash and cash equivalents, short-term investments available for operations, net product revenues and collaboration revenues will enable us to maintain our operations for a period of at least 12 months following the filing date of this report.
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
Letters of Credit
We have obtained standby letters of credit related to our lease obligations and certain other obligations with combined credit limits of $46.8 million and $1.6 million as of June 30, 2021 and December 31, 2020, respectively.
In January 2021, we entered into a standby letter of credit as guarantee of our obligation to fund our portion of the tenant improvements related to our build-to-suit lease at our corporate campus. The letter of credit is secured by our short-term investments, which are recorded as restricted cash equivalents and presented in other long-term assets in our Condensed Consolidated Balance Sheets and will be reduced as we fund our portion of the tenant improvements. As of June 30, 2021, restricted cash equivalents included $45.3 million of short-term investments as collateral under our standby letter of credit for our portion of the tenant improvements.

Sources and Uses of Cash
Cash flow activities were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$221,045	$157,751
Net cash (used in) provided by investing activities	$(8,590)	$105,894
Net cash provided by (used in) financing activities	$6,074	$(3,003)
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
Cash provided by operating activities for the six months ended June 30, 2021 increased relative to the corresponding prior year period, primarily due to an increase in cash received on sales of our products, an increase in cash received from our commercial collaboration arrangements, and net favorable changes in operating assets and liabilities, partially offset by an increase in cash paid for operating expenses.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2021 consisted of cash used in investment purchases of $688.9 million and purchases of property, equipment and other of $33.8 million, partially offset by maturities and sales of investments of $714.1 million.
Cash provided by investing activities for the six months ended June 30, 2020 consisted of cash provided by the maturities and sales of investments of $549.0 million, partially offset by cash used in investment purchases of $433.2 million and purchases of property and equipment and other of $9.9 million.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2021 consisted of $15.5 million in proceeds from the issuance of common stock under our equity incentive and stock purchase plans, partially offset by $9.4 million of withholding taxes paid related to net share settlements of equity awards.
Cash used in financing activities for the six months ended June 30, 2020 included $20.9 million of withholding taxes paid related to net share settlements of equity awards, partially offset by $17.9 million in proceeds from the issuance of common stock under our equity incentive and stock purchase plans.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations as of June 30, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any material off-balance-sheet arrangements, as defined by applicable SEC regulations.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2021, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 submitted to the SEC on February 10, 2021.
Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks as of June 30, 2021 have not changed significantly from those described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In September 2019, we received a notice letter regarding an ANDA submitted to the FDA by MSN, requesting approval to market a generic version of CABOMETYX tablets. MSN’s initial notice letter included a Paragraph IV certification with respect to our U.S. Patent Nos. 8,877,776, 9,724,342, 10,034,873 and 10,039,757, which are listed in the Orange Book. MSN’s initial notice letter did not provide a Paragraph IV certification against U.S. Patent No. 7,579,473, the composition of matter patent, or U.S. Patent No. 8,497,284, a method of use patent. On October 29, 2019, we filed a complaint in the United States District Court for the District of Delaware (the Delaware District Court) for patent infringement against MSN asserting U.S. Patent No. 8,877,776 arising from MSN’s ANDA filing with the FDA. On November 20, 2019, MSN filed its response to the complaint, alleging that U.S. Patent No. 8,877,776 is invalid and not infringed. On May 5, 2020, we received notice from MSN that it had amended its ANDA to assert additional Paragraph IV certifications. The ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of the two previously unasserted CABOMETYX patents: U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284. On May 11, 2020, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284 arising from MSN’s amended ANDA filing with the FDA. Neither of our complaints alleges infringement of U.S. Patent Nos. 9,724,342, 10,034,873 and 10,039,757. On May 22, 2020, MSN filed its response to the complaint, alleging that each of U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284 is invalid and not infringed. On March 23, 2021, MSN filed its First Amended Answer and Counterclaims (amending its prior filing from May 22, 2020), seeking, among other things, a declaratory judgment that U.S. Patent No. 9,809,549 is invalid and would not be infringed by MSN if its generic version of CABOMETYX tablets were approved by the FDA. On April 7, 2021, we filed our response to MSN’s First Amended Answer and Counterclaims, denying, among other things, that U.S. Patent No. 9,809,549 is invalid or would not be infringed. In our complaints, we are seeking, among other relief, an order that the effective date of any FDA approval of MSN’s ANDA would be a date no earlier than the expiration of all of U.S. Patent No. 7,579,473, U.S. Patent No. 8,497,284 and U.S. Patent No. 8,877,776, the latest of which expires on October 8, 2030, and equitable relief enjoining MSN from infringing these patents. These lawsuits against MSN have been consolidated, and a bench trial has been scheduled for May 2022.
In May 2021, we received notice letters from Teva regarding an ANDA Teva submitted to the FDA, requesting approval to market a generic version of CABOMETYX tablets. Teva’s notice letters included a Paragraph IV certification with respect to our U.S. Patent Nos. 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Orange Book and expire in 2033, 2031 and 2031, respectively. Teva’s notice letters did not provide a Paragraph IV certification against any additional CABOMETYX patents. On June 17, 2021, we filed a complaint in the Delaware District Court for patent infringement against Teva, along with Teva Pharmaceutical Industries Limited, asserting U.S. Patent Nos. 9,724,324 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment) arising from Teva’s ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA would be a date no earlier than the expiration of all of U.S. Patent Nos. 9,724,342, 10,034,873 and 10,039,757, the latest of which expires on July 9, 2033, and equitable relief enjoining Teva and Teva Pharmaceutical Industries Limited from infringing these patents.
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
For instance, efforts to repeal, substantially modify or invalidate some or all of the provisions of the Patient Protection and Affordable Care Act of 2010, as amended (PPACA), some of which have been successful, create considerable uncertainties for all businesses involved in healthcare, including our own. Although such efforts have not significantly impacted our business to date, it is possible that the PPACA will be subject to judicial or legislative challenges in the future, which may have a material adverse impact on our business, financial condition and results of operations, and we cannot predict how future healthcare reform measures of the Biden administration and federal or state legislative or administrative changes relating to healthcare reform will affect our business.
In addition, there are pending federal and state-level legislative proposals that would significantly expand government-provided health insurance coverage, ranging from establishing a single-payer, national health insurance system to more limited “buy-in” options to existing public health insurance programs, each of which could have a significant impact on the healthcare industry. It is also possible that additional governmental actions will be taken in response to the ongoing

COVID-19 pandemic, and that such actions would have a significant impact on these public health insurance programs. While we cannot predict how future legislation (or enacted legislation that has yet to be implemented) will affect our business, such proposals could have the potential to impact access to and sales of our products. Furthermore, the expansion of the 340B Drug Discount Program through the PPACA has increased the number of purchasers who are eligible for significant discounts on branded drugs, including our marketed products. Because we participate in the 340B Drug Discount Program to sell a portion of our marketed products, changes in the administration of the program could have a material adverse impact on our revenues, including the implementation of the program’s Administrative Dispute Resolution Process, which is in part intended to resolve claims by covered entities that manufacturers have overcharged them for covered outpatient drugs. Due to general uncertainty in the current regulatory and healthcare policy environment, and specifically regarding positions that the Biden Administration may take with respect to these issues, we are unable to predict the impact of any legislative, regulatory, third-party payer or policy actions, including potential cost containment and healthcare reform measures. If enacted, we and any third parties we may engage may be unable to adapt to any changes implemented as a result of such measures, and we may have difficulties in sustaining profitability or otherwise experience a material adverse impact on our business, financial condition and results of operations.
Pricing for pharmaceutical products in the U.S. has come under increasing attention and scrutiny by federal and state governments, legislative bodies and enforcement agencies. This may result in actions that have the effect of reducing our revenue or harming our business or reputation.
There continue to be U.S. Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as executive orders, designed to, among other things: reduce or limit the prices of drugs and make them more affordable for patients (including, for example, by tying the prices that Medicare reimburses for physician-administered drugs to the prices of drugs in other countries); reform the structure and financing of Medicare Part D pharmaceutical benefits, including through increasing manufacturer contributions to offset Medicare beneficiary costs; bring more transparency to drug pricing rationale and methodologies; implement data collection and reporting under Section 204 of Title II of Division BB of the Consolidated Appropriations Act, 2021, which requires, among other things, health plans and issuers to disclose rebates, fees and other remuneration provided by drug manufacturers related to certain pharmaceutical products; enable the government to negotiate prices under Medicare; revise rules associated with the calculation of average manufacturer price and best price under Medicaid, which affect the amount of rebates that we pay on prescription drugs under Medicaid and to covered entities under the 340B Drug Discount Program; eliminate the Anti-Kickback Statute (AKS) discount safe harbor protection for manufacturer rebate arrangements with Medicare Part D plan sponsors; create new AKS safe harbors applicable to certain point-of-sale discounts to patients and fixed fee administrative fee payment arrangements with pharmacy benefit managers; and facilitate the importation of certain lower-cost drugs from other countries. While we cannot know the final form or timing of any such legislative, regulatory and/or administrative measures, some of the pending and enacted legislative proposals or executive rulemaking, such as those incorporating International Pricing Index or Most-Favored-Nation models, if implemented without successful legal challenges, would likely have a significant and far-reaching impact on the biopharmaceutical industry and therefore also likely have a material adverse impact on our business, financial condition and results of operations.
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
Outside the U.S., including major markets in the EU and Japan, the pricing and reimbursement of prescription pharmaceuticals is generally subject to governmental control. In these countries, pricing and reimbursement negotiations with governmental authorities or payers can take six to 12 months or longer after the initial marketing authorization is granted for a product, or after the marketing authorization for a new indication is granted. This can substantially delay broad availability of the product. To obtain reimbursement and/or pricing approval in some countries, our collaboration partners Ipsen and Takeda may also be required to conduct a study or otherwise provide data that seeks to establish the cost effectiveness of CABOMETYX compared with other available established therapies. The conduct of such a study could also result in delays in the commercialization of CABOMETYX. Additionally, cost-control initiatives, increasingly based on affordability and accessibility, as well as post-marketing assessments of the added value of CABOMETYX as compared to existing treatments, could decrease the price we and Ipsen might establish for CABOMETYX, or the indications for which we are able to obtain reimbursement, which would result in lower license revenues to us. New legislative and policy initiatives in the EU aimed at increasing accessibility and affordability of medicinal products, and the increased cooperation between the EU Member States, may further impact the price and reimbursement status of CABOMETYX in the future.
Legislation and regulatory action designed to reduce barriers to the development, approval and adoption of generic drugs in the U.S., and the entrance of generic competitors, could limit the revenue we derive from our products, which could have a material adverse impact on our business, financial condition and results of operations.
Under the Federal Food, Drug, and Cosmetic Act (FDCA), the FDA can approve an ANDA for a generic version of a branded drug without the applicant undertaking the human clinical testing necessary to obtain approval to market a new drug. The FDA can also approve a New Drug Application (NDA) under section 505(b)(2) of the FDCA that relies in part on the agency’s findings of safety and/or effectiveness for a previously approved drug, where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. Both the ANDA and 505(b)(2) NDA processes are discussed in more detail in “Item 1. Business—Government Regulation—FDA Review and Approval” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 submitted to the SEC on February 10, 2021. In either case, if an ANDA or 505(b)(2) NDA applicant submits an application referencing one of our marketed products prior to the expiry of one or more our Orange Book-listed patents for the applicable product, we may litigate with the potential generic competitor to protect our patent rights, which would result in substantial costs, divert the attention of management, and could have an adverse impact on our stock price. For example, MSN and Teva have separately submitted ANDAs to the FDA requesting approval to market their respective generic versions of CABOMETYX tablets. For a more detailed discussion of these litigation matters, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. It is possible that MSN, Teva or other companies, following FDA approval of an ANDA or 505(b)(2) NDA, could introduce generic or otherwise competitor versions of our marketed products before our patents expire if they do not infringe our patents or if it is determined that our patents are invalid or unenforceable, and we expect that generic cabozantinib products would be offered at a significantly lower price compared to our marketed cabozantinib products. Therefore, regardless of the regulatory approach, the introduction of a generic version of cabozantinib could significantly decrease our revenues derived from the U.S. sales of CABOMETYX and thereby materially harm our business, financial condition and results of operations.
The U.S. federal government has also taken numerous legislative and regulatory actions to expedite the development and approval of generic drugs and biosimilars. For instance, the FDA Reauthorization Act of 2017 includes, inter alia, measures to expedite the development and approval of generic products, where generic competition is lacking even in the absence of exclusivities or listed patents. In addition, the Ensuring Innovation Act, enacted on April 23, 2021, amended the FDA’s statutory authority for granting new chemical entity (NCE) exclusivity to reflect the agency’s existing regulations and longstanding interpretation that award NCE exclusivity based on a drug’s active moiety, as opposed to its active ingredient, which is intended to limit the applicability of NCE exclusivity, thereby potentially facilitating generic competition. The FDA has also released a Drug Competition Action Plan, which proposes actions to broaden access to generic drugs and lower consumers’ healthcare costs by, among other things, improving the efficiency of the generic drug approval process and supporting the development of complex generic drugs, and the FDA has taken and continues to take steps to implement this plan. Moreover, both Congress and the FDA are considering various legislative and regulatory proposals focused on drug competition, including legislation focused on drug patenting and provision of drug to generic applicants for testing. For example, the Further Consolidated Appropriations Act, 2020, which incorporated the framework from the Creating and Restoring Equal Access To Equivalent Samples (CREATES) legislation, was signed into law as part of the 2019 year-end federal spending package. The legislation purports to promote competition in the market for drugs and biological products by facilitating the timely entry of lower-cost generic and biosimilar versions of those drugs and biological products, including by allowing ANDA, 505(b)(2) NDA or biosimilar developers to obtain access to branded drug and biological product samples. While the full impact of these provisions is unclear at this time, its provisions do have the potential to facilitate the development and future approval of generic versions of our products, introducing generic competition that could have a material adverse impact on our business, financial condition and results of operations.

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
•federal civil and criminal false claims laws, including the civil False Claims Act, and the Civil Monetary Penalties Law;
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
The legislative and regulatory landscape for privacy and data protection continues to evolve in the U.S. and other jurisdictions around the world. For example, the California Consumer Privacy Act of 2018 (CCPA) went into operation in 2020 and affords California residents expanded privacy rights and protections, including civil penalties for violations and statutory damages under a private right of action for data security breaches. These protections will be expanded by California Privacy Rights Act of 2020 (CPRA), which will be operational in most key respects on January 1, 2023. Similar legislative proposals have passed or are being advanced in other states and Congress is also considering federal privacy legislation. In addition, most healthcare professionals and facilities are subject to privacy and security requirements under HIPAA. Although we are not considered to be a covered entity or business associate under HIPAA, we could be subject to penalties if we use or disclose individually identifiable health information in a manner not authorized or permitted by HIPAA. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. For example, the EU General Data Protection Regulation 2016/679 (GDPR) regulates the processing of personal data of individuals within the EU, even if, under certain circumstances, that processing occurs outside the EU, and also places restrictions on transfers of such data to countries outside of the EU, including the U.S. Should we fail to provide adequate privacy or data security protections or maintain compliance with these laws and regulations, including the CCPA, CPRA and GDPR, we could be subject to sanctions or other penalties, litigation or an increase in our cost of doing business.
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

•additional complexities posed by clinical trials evaluating cabozantinib or our other product candidates in combination with other therapies, including extended timelines to provide for collaboration on clinical development planning, the failure by our collaboration partners to provide us with an adequate and timely supply of product that complies with the applicable quality and regulatory requirements for a combination trial;
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
Even if the FDA or a comparable authority in another jurisdiction approves cabozantinib for one or more new indications, such approval may be limited, imposing significant restrictions on the indicated uses, conditions for use, labeling, distribution, and/or production of the product and could impose requirements for post-approval studies, including additional research and clinical trials, all of which may result in significant expense and limit our and our collaboration partners’ ability to commercialize cabozantinib in one or more new indications. For example, subject to ongoing discussions with the FDA with respect to clinical data from COSMIC-021, we intend to submit an sNDA to the FDA seeking accelerated approval of cabozantinib in an mCRPC indication in 2021. We expect that as a condition of any potential accelerated approval, the FDA will require us to perform confirmatory post-marketing clinical trials to confirm the clinical benefit, if any, of cabozantinib in combination with Roche’s atezolizumab in patients with locally advanced or metastatic solid tumors, such as mCRPC. Failure to complete post-marketing requirements of the FDA in connection with a specific approval in accordance with the timelines and conditions set forth by the FDA could significantly increase costs or delay, limit or ultimately restrict the commercialization of cabozantinib in that indication. Regulatory agencies could also impose various administrative, civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. Further, current or any future laws or executive orders enacted or executed in response to the COVID-19 pandemic could have a material adverse impact on our business, financial condition, and results of operations.
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
Although we reported net income of $96.1 million and $97.7 million for the three and six months ended June 30, 2021 and $111.8 million for the year ended December 31, 2020, we may not be able to maintain or increase profitability on a quarterly or annual basis, and we are unable to predict the extent of future profits or losses. The amount of our net profits or losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the U.S.; our achievement of clinical, regulatory and commercial milestones, if any, under our collaboration agreements; the amount of royalties from sales of CABOMETYX and COMETRIQ outside of the U.S. under our collaboration agreements; other collaboration revenues; and the level of our expenses, including those associated with our extensive drug discovery, clinical development, business development and commercialization activities, both for the cabozantinib franchise and our earlier-stage product candidates. For example, we reported a net loss for the quarter ended September 30, 2020, primarily due to substantial increases in clinical trial costs, license and other collaboration costs, and personnel expenses relative to the prior fiscal quarters, and it is possible that we may experience net losses in future fiscal quarters or fiscal years, whether due to increases in costs and expenses or otherwise. We expect to continue to spend substantial amounts to fund the continued development of the cabozantinib franchise for additional indications and the commercialization of our approved products. In addition, we intend to continue to expand our oncology product pipeline through our drug discovery efforts, including research collaborations, in-licensing arrangements and other business development activities that align with our oncology drug development, regulatory and commercial expertise, which efforts could involve substantial costs. To offset these costs in the future, we will need to generate substantial revenues. If these costs exceed our current expectations, or we fail to achieve anticipated revenue targets, the market value of our common stock may decline.
If additional capital is not available to us when we need it, we may be unable to expand our product offerings and maintain business growth.
Our commitment of cash resources to CABOMETYX and the reinvestment in our product pipeline through the continued development of the cabozantinib franchise and increasing drug discovery activities, as well as through the execution of business development transactions, could require us to obtain additional capital. We may seek such additional capital through some or all of the following methods: corporate collaborations; licensing arrangements; and public or private debt or equity financings. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. Disruptions in the U.S. and global financial markets, including disruptions that have resulted and may continue to result from the COVID-19 pandemic and the related volatility in the U.S. and global economy, as well as future potential U.S. federal government shutdowns, rising interest rate environments, inflation rates, increased or changed tariffs and trade restrictions or otherwise, may adversely impact the availability and cost of credit, as well as our ability to raise additional funds in the capital markets. Economic and capital markets conditions have been, and continue to be, volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business. In particular, our inability to access additional funds, whether due to the COVID-19 pandemic or otherwise, could in the future inhibit our ability to engage in larger-scale strategic transactions or investments. We do not know whether additional capital will be available when needed, or that, if available, we will obtain additional capital on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be unable to expand our product offerings and maintain business growth, which could have a material adverse impact on our business, financial condition and results of operations.
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
We have established clinical and commercial collaborations with leading biotechnology, biopharmaceutical and pharmaceutical companies for the development and commercialization of our products, and our dependence on these collaboration partners subjects us to a number of risks, including, but not limited to:
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
•our research and in-licensing partners’ failure to properly maintain or defend their intellectual property rights or their use of third-party intellectual property rights or proprietary information in such a way as to invite litigation that could jeopardize or invalidate our license to develop these assets or utilize technology platforms
•laws, regulations or practices imposed by countries outside the U.S. that could impact or inhibit scientific research or the development of healthcare products by foreign competitors or otherwise disadvantage healthcare products made by foreign competitors, as well as general political or economic instability in those countries, any of which could complicate, interfere with or impede our relationships with our ex-U.S. research, development and in-licensing partners; and

•our research and in-licensing partners’ failure to comply with applicable healthcare laws, as well as established guidelines, laws and regulations related to Good Manufacturing Practice and Good Laboratory Practice.
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
We do not have the ability to conduct clinical trials for cabozantinib or for new potential product candidates independently, so we rely on independent third parties for the performance of these trials, such as the U.S. federal government (including NCI-CTEP, a department of the National Institutes of Health, with whom we have our CRADA), third-party contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, whether as a result of the COVID-19 pandemic or otherwise, or if the third parties must be replaced or if the quality or accuracy of the data they generate or provide is compromised due to their failure to adhere to our clinical trial or data security protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or commercialize cabozantinib beyond currently approved indications or obtain regulatory approval for our other product candidates. In addition, due to the complexity of our research initiatives, we may be unable to engage with third-party contract research organizations that have the necessary experience and sophistication to help advance our drug discovery efforts, which would impede our ability to identify, develop and commercialize our potential product candidates.
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
In addition, because patent applications can take many years to issue, third parties may have pending applications, unknown to us, which may later result in issued patents that cover the production, manufacture, commercialization or use of our product candidates. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. They may also be negatively impacted by the decisions of foreign courts, which could limit the protection contemplated by the original regulatory approval and our ability to thwart the development of competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patents. In addition, our patents may be challenged or invalidated or may fail to provide us with any competitive advantages, if, for example, others were the first to invent or to file patent applications for closely related inventions.
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
To date, the COVID-19 pandemic has had a modest impact on our business operations, in particular with respect to our clinical trial, drug discovery and commercial activities. For example, to varying degrees and at different rates across our clinical trials, we experienced declines in screening and enrollment activity during the early days of the COVID-19 pandemic, as well as delays in new site activations and restrictions on the access to treatment sites that is necessary to monitor clinical study progress and administration. As the COVID-19 pandemic continues to have a significant presence in various parts of the world, the impact on our clinical development operations could continue or grow more severe. We anticipate that a further prolonged, or more severe, global public health crisis could limit our ability to identify and work with clinical investigators at clinical trial sites globally to enroll, initiate and maintain treatment per protocol of patients for our ongoing clinical trials. Disruptions to medical and administrative operations at clinical trial sites and the implementation of crisis management initiatives have and may continue to reduce personnel and other resources necessary to conduct our clinical trials, which could delay our clinical trial plans or require certain trials to be temporarily suspended. Moreover, quarantines and travel restrictions have impeded and may continue to impede patient movement or interrupt healthcare services, which we anticipate over time, could also interfere with and potentially negatively impact clinical trial execution, and ultimately results. In addition, increased costs connected with our efforts to mitigate the adverse impacts resulting from the COVID-19 pandemic on our clinical trials could cause the expenses we incur in conducting those clinical trials to increase considerably. Specifically, with respect to our clinical trials evaluating cabozantinib in combination with therapies that must be administered via professional intravenous infusion, such as COSMIC-312, COSMIC-313, COSMIC-021, CONTACT-01, CONTACT-02, CONTACT-03, our early-stage trials evaluating XL092, XL102 and other product candidates to the extent they may incorporate additional therapies that must be administered via professional intravenous infusion, or our early-stage trial evaluating XB002 that must be administered via professional intravenous infusion, limited patient movement or interrupted healthcare services at medical institutions have delayed in some instances, and may continue to delay or prevent, on-site infusion of XB002 or therapies being evaluated in combination with cabozantinib or our other product candidates. If a sizable portion of patients in our combination studies are unable or unwilling to receive all components of the combination therapy being tested in accordance with the applicable clinical trial protocol, it could cause those studies to be delayed, suspended or prevented from producing statistically significant results. Depending upon the duration and severity of the COVID-19 pandemic, we could also experience delays in the commencement of new clinical trials of cabozantinib, or our earlier-stage investigative product candidates. The COVID-19 pandemic could also impede clinical operations and delay our planning and preparation timelines for new clinical trials, as well as adversely affect our ability to obtain regulatory approval for clinical protocols and increase the operating expenses associated with these new clinical trials.
In addition, the COVID-19 pandemic caused us to suspend drug discovery work in our laboratories temporarily while we observed the shelter in place orders issued by the State of California and Alameda County. We also experienced some modest delays with respect to the portion of drug discovery work outsourced to third-party contractors in regions first impacted by COVID-19. While both drug discovery work in our laboratories and outsourced drug discovery activities have since fully resumed, we may be unable to maximize the potential of these programs due to the imposition of increased safety protocols, and should the COVID-19 pandemic grow in severity, we may have to again scale back or suspend activities in the future. We are also reliant on laboratory materials manufactured and distributed from areas impacted by both the COVID-19 pandemic and other natural disasters, for which supply has become limited. If we are unable to obtain the requisite materials to conduct our planned drug discovery activities, we may be required to redirect the focus of, or even suspend, such activities. With respect to the preclinical development work and drug discovery activities outsourced to third-party contractors, the COVID-19 pandemic could again impede these third parties from providing timely deliverables to us in the future. Should the COVID-19 pandemic be further prolonged or grow in severity, we may ultimately be unable to achieve our drug discovery and preclinical development objectives within the previously disclosed timelines, which could have a material adverse impact on our prospects for growth.
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
In response to the COVID-19 pandemic, we have taken numerous precautions, some temporary and others still in place, to help mitigate the risk of transmission of the virus, including: initially reducing the number of our employees working on-site at our Alameda headquarters; maintaining enhanced safety and social distancing protocols for those employees who have returned to working on-site and initiating an on-site COVID-19 testing program; restricting non-essential business travel for our employees; and partially limiting the circumstances under which our field employees may engage in in-person promotional activities with healthcare professionals. Over a longer period, these measures could delay our research and development programs, reduce engagements with potential prescribers for our products, and impede our ability to execute on our long-term business plans. Further, extended periods of primarily remote work could impede the focused attention of management or reduce the productivity of teams that would otherwise be working closely together.
In addition, as a result of broad economic shifts during and as a consequence of efforts to address unemployment and other negative economic effects of the COVID-19 pandemic, we may experience reductions in the net price of our products. For example, there may be a substantial shift from private health insurance coverage to government insurance coverage, or additional downward pressure on the prices government purchasers will pay for our products due to significant increases in government debt incurred in connection with relief efforts, as well as significant increases in demand for our patient assistance and/or free drug program or other impacts that may not be foreseeable, all or any of which would adversely affect our product revenues.
While we expect the COVID-19 pandemic to continue to have varying degrees of adverse impact on our business operations and, potentially in the future, our financial results, the extent of such adverse impact will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. Such developments include continued spread of the Delta variant in the U.S. and other countries and the potential emergence of other SARS-CoV-2 variants that may prove especially contagious or virulent, the ultimate duration of the pandemic and resulting disruptions to normal business and personal activities in the U.S. and in other countries, and the effectiveness of actions taken globally to contain and treat the disease, including the rate at which vaccinations are made available, the percentage of the population that becomes vaccinated and the effectiveness of the vaccines against Delta or other SARS-CoV-2 variants. These continuing or future effects could materially and adversely affect our business, financial condition, results of operations and growth prospects, and exacerbate the other risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.
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
Our research and development processes involve the controlled use of hazardous materials, including chemicals and biological materials, and our operations can produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge, or any resultant injury from these materials, and we may face liability under applicable laws for any injury or contamination that results from our use or the use by our collaboration partners or other third parties of these materials. Such liability may exceed our insurance coverage and our total assets, and in addition, we may be required to indemnify our collaboration partners against all damages and other liabilities arising out of our development activities or products produced in connection with our collaborations with them. Moreover, our continued compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and production efforts.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Restated Certificate of Incorporation of Exelixis, Inc.					X
3.2	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	3/3/2021
4.1	Specimen Common Stock Certificate					X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

‡	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIXIS, INC.

August 5, 2021	By:	/s/ Christopher J. Senner
Date		Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)