Form 10-Q
period 2021-10-01
EXELIXIS, INC.
filed 2021-11-02
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended October 1, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☒
As of October 25, 2021, there were 316,397,360 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$567,325	$319,217
Short-term investments	835,406	887,319
Trade receivables, net	179,493	160,875
Inventory	28,240	20,973
Prepaid expenses and other current assets	51,564	57,011
Total current assets	1,662,028	1,445,395
Long-term investments	362,218	330,751
Property and equipment, net	99,838	67,384
Deferred tax assets, net	125,295	156,711
Goodwill	63,684	63,684
Other long-term assets	134,678	73,408
Total assets	$2,447,741	$2,137,333
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,314	$23,632
Accrued compensation and benefits	53,306	51,189
Accrued clinical trial liabilities	70,618	52,251
Rebates and fees due to customers	31,120	20,683
Accrued collaboration liabilities	35,403	12,456
Other current liabilities	54,747	44,447
Total current liabilities	269,508	204,658
Long-term portion of deferred revenues	9,444	3,755
Long-term portion of operating lease liabilities	52,252	49,086
Other long-term liabilities	4,090	721
Total liabilities	335,294	258,220
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000 shares authorized; issued and outstanding: 316,305 and 311,627 at September 30, 2021 and December 31, 2020, respectively	316	312
Additional paid-in capital	2,422,323	2,321,895
Accumulated other comprehensive income	1,481	4,476
Accumulated deficit	(311,673)	(447,570)
Total stockholders’ equity	2,112,447	1,879,113
Total liabilities and stockholders’ equity	$2,447,741	$2,137,333
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Net product revenues	$263,117	$168,587	$774,577	$541,197
License revenues	49,694	33,205	116,862	113,318
Collaboration services revenues	15,612	29,300	92,391	62,971
Total revenues	328,423	231,092	983,830	717,486
Operating expenses:
Cost of goods sold	11,874	8,725	39,956	27,235
Research and development	163,370	176,762	471,448	393,572
Selling, general and administrative	101,558	88,185	302,404	210,916
Total operating expenses	276,802	273,672	813,808	631,723
Income (loss) from operations	51,621	(42,580)	170,022	85,763
Interest income	1,658	3,994	6,231	16,376
Other income (expense), net	(19)	565	(120)	571
Income (loss) before income taxes	53,260	(38,021)	176,133	102,710
Provision for (benefit from) income taxes	15,056	(5,981)	40,236	19,317
Net income (loss)	$38,204	$(32,040)	$135,897	$83,393
Net income (loss) per share:
Basic	$0.12	$(0.10)	$0.43	$0.27
Diluted	$0.12	$(0.10)	$0.42	$0.26
Weighted-average common shares outstanding:
Basic	315,380	309,116	313,990	307,437
Diluted	322,022	309,116	322,084	317,495
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$38,204	$(32,040)	$135,897	$83,393
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale debt securities, net of tax impact of $193, $453, $949 and $(893), respectively	(504)	(1,601)	(2,995)	3,170
Comprehensive income (loss)	$37,700	$(33,641)	$132,902	$86,563
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2021	314,822	$315	$2,390,654	$1,985	$(349,877)	$2,043,077
Net income	—	—	—	—	38,204	38,204
Other comprehensive loss	—	—	—	(504)	—	(504)
Issuance of common stock under equity incentive plans	1,483	1	3,304	—	—	3,305
Stock transactions associated with taxes withheld on equity awards	—	—	(5,958)	—	—	(5,958)
Stock-based compensation	—	—	34,323	—	—	34,323
Balance at September 30, 2021	$316,305	$316	$2,422,323	$1,481	$(311,673)	$2,112,447

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2020	308,886	$309	$2,269,093	$7,840	$(443,918)	$1,833,324
Net loss	—	—	—	—	(32,040)	(32,040)
Other comprehensive loss	—	—	—	(1,601)	—	(1,601)
Issuance of common stock under equity incentive plans	516	—	1,872	—	—	1,872
Stock transactions associated with taxes withheld on equity awards	—	—	(5,179)	—	—	(5,179)
Stock-based compensation	—	—	55,655	—	—	55,655
Balance at September 30, 2020	$309,402	$309	$2,321,441	$6,239	$(475,958)	$1,852,031

Continued on next page

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - Continued
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	311,627	$312	$2,321,895	$4,476	$(447,570)	$1,879,113
Net income	—	—	—	—	135,897	135,897
Other comprehensive loss	—	—	—	(2,995)	—	(2,995)
Issuance of common stock under equity incentive and stock purchase plans	4,678	4	18,788	—	—	18,792
Stock transactions associated with taxes withheld on equity awards	—	—	(15,371)	—	—	(15,371)
Stock-based compensation	—	—	97,011	—	—	97,011
Balance at September 30, 2021	316,305	$316	$2,422,323	$1,481	$(311,673)	$2,112,447

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	304,831	$305	$2,241,947	$3,069	$(559,351)	$1,685,970
Net income	—	—	—	—	83,393	83,393
Other comprehensive income	—	—	—	3,170	—	3,170
Issuance of common stock under equity incentive and stock purchase plans	4,571	4	19,823	—	—	19,827
Stock transactions associated with taxes withheld on equity awards	—	—	(26,120)	—	—	(26,120)
Stock-based compensation	—	—	85,791	—	—	85,791
Balance at September 30, 2020	309,402	$309	$2,321,441	$6,239	$(475,958)	$1,852,031
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Net income	$135,897	$83,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,699	6,731
Stock-based compensation	96,654	85,791
Non-cash lease expense	3,952	3,607
Deferred taxes	32,365	15,803
Other, net	35,871	1,609
Changes in operating assets and liabilities:
Trade receivables, net	(20,124)	(47,074)
Inventory	(26,956)	(13,466)
Prepaid expenses and other assets	(24,252)	(15,868)
Deferred revenue	11,434	4,012
Accounts payable and other liabilities	47,812	51,151
Net cash provided by operating activities	304,352	175,689
Cash flows from investing activities:
Purchases of property, equipment and other	(48,265)	(16,055)
Purchases of investments	(1,077,377)	(866,975)
Proceeds from maturities and sales of investments	1,095,813	781,324
Net cash used in investing activities	(29,829)	(101,706)
Cash flows from financing activities:
Proceeds from issuance of common stock under equity incentive and stock purchase plans	18,242	19,682
Taxes paid related to net share settlement of equity awards	(15,049)	(26,120)
Net cash provided by (used in) financing activities	3,193	(6,438)
Net increase in cash, cash equivalents and restricted cash equivalents	277,716	67,545
Cash, cash equivalents and restricted cash equivalents at beginning of period	320,772	268,137
Cash, cash equivalents and restricted cash equivalents at end of period	$598,488	$335,682
Supplemental cash flow disclosures:
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$4,893	$1,824
Non-cash investing activities:
Unpaid liabilities incurred for purchases of property and equipment	$5,143	$843
Unpaid liabilities incurred in asset acquisition	$9,000	$—

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
Since our founding in 1994, four products resulting from our discovery efforts have progressed through clinical development, received regulatory approval and established a commercial presence in various geographies around the world. Our flagship molecule, cabozantinib, is an inhibitor of multiple tyrosine kinases including MET, AXL, VEGF receptors and RET and has been approved by the U.S. Food and Drug Administration (FDA) and foreign regulatory authorities as two products: CABOMETYX® (cabozantinib) tablets approved for advanced renal cell carcinoma (RCC), both alone and in combination with Bristol Myers Squibb Company’s OPDIVO® (nivolumab), and for previously treated hepatocellular carcinoma (HCC) and, in the U.S. only, for previously treated, radioactive iodine (RAI)-refractory differentiated thyroid cancer (DTC) and COMETRIQ® (cabozantinib) capsules approved for progressive, metastatic medullary thyroid cancer (MTC). For these types of cancer, cabozantinib has become or is becoming a standard of care.
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
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements include the accounts of Exelixis and those of our wholly owned subsidiaries. These entities’ functional currency is the U.S. dollar. All intercompany balances and transactions have been eliminated.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial statements for the periods presented have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any future period. The accompanying Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K submitted to the SEC on February 10, 2021.
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2021, which is a 52-week fiscal year, will end on December 31, 2021 and fiscal year 2020, which was a 52-week fiscal year, ended on January 1, 2021. For convenience, references in this report as of and for the fiscal periods ended July 2, 2021 and July 3, 2020, October 1, 2021 and October 2, 2020, and as of and for the fiscal year ended January 1, 2021, are indicated as being as of and for the fiscal periods ended June 30, 2021 and June 30, 2020, September 30, 2021 and September 30, 2020, and the year ended December 31, 2020, respectively.

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
Reclassifications
Certain prior period amounts in the accompanying Condensed Consolidated Financial Statements have been reclassified to conform to the current period presentation. Such reclassifications did not impact previously reported total revenues, income (loss) from operations, net income (loss), total assets, total liabilities or total stockholders’ equity.
Significant Accounting Policies
Except for the foreign currency forward contracts for non-designated hedges, there have been no material changes to our significant accounting policies during the nine months ended September 30, 2021, as compared to the significant accounting policies disclosed in Note 1 – Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Our forward contracts are generally short-term in duration. Given the short duration of the forward contracts, amounts recorded generally are not significant. We account for our derivative instruments as either assets or liabilities on our Condensed Consolidated Balance Sheets and measure them at fair value. Derivatives not designated as hedging instruments are adjusted to fair value through earnings in other income (expense), net in the Condensed Consolidated Statements of Income (Loss).
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
NOTE 2. REVENUES
Revenues consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product revenues:
Gross product revenues	$357,462	$220,401	$1,051,871	$702,865
Discounts and allowances	(94,345)	(51,814)	(277,294)	(161,668)
Net product revenues	263,117	168,587	774,577	541,197
Collaboration revenues:
License revenues	49,694	33,205	116,862	113,318
Collaboration services revenues	15,612	29,300	92,391	62,971
Total collaboration revenues	65,306	62,505	209,253	176,289
Total revenues	$328,423	$231,092	$983,830	$717,486
The percentage of total revenues by customer who individually accounted for 10% or more of our total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Ipsen Pharma SAS	12%	16%	17%	16%
Affiliates of McKesson Corporation	15%	12%	15%	13%
Affiliates of CVS Health Corporation	16%	14%	15%	15%
Affiliates of AmerisourceBergen Corporation	16%	11%	14%	11%
Affiliates of Optum Specialty Pharmacy	9%	10%	9%	11%
Takeda Pharmaceutical Company Limited	7%	10%	3%	7%
The percentage of trade receivables by customer who individually accounted for 10% or more of our trade receivables were as follows:

	September 30, 2021	December 31, 2020
Ipsen Pharma SAS	24%	23%
Affiliates of McKesson Corporation	19%	12%
Affiliates of AmerisourceBergen Corporation	16%	11%
Affiliates of CVS Health Corporation	13%	11%
Takeda Pharmaceutical Company Limited	3%	10%
Revenues by geographic region were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
U.S.	$266,436	$171,552	$783,583	$549,379
Europe	38,095	36,006	162,822	117,959
Japan	23,892	23,534	37,425	50,148
Total revenues	$328,423	$231,092	$983,830	$717,486

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
Net product revenues by product were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
CABOMETYX	$259,791	$159,555	$759,000	$522,381
COMETRIQ	3,326	9,032	15,577	18,816
Net product revenues	$263,117	$168,587	$774,577	$541,197
Product Sales Discounts and Allowances
The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Chargebacks, Discounts for Prompt Payment and Other	Other Customer Credits/Fees and Co-pay Assistance	Rebates	Total
Balance at December 31, 2020	$9,853	$3,279	$17,404	$30,536
Provision related to sales made in:
Current period	178,083	22,945	74,851	275,879
Prior periods	(22)	(225)	1,662	1,415
Payments and customer credits issued	(171,416)	(18,789)	(70,007)	(260,212)
Balance at September 30, 2021	$16,498	$7,210	$23,910	$47,618
The allowance for chargebacks, discounts for prompt payment and other are recorded as a reduction of trade receivables, net and the remaining reserves are recorded as rebates and fees due to customers in the accompanying Condensed Consolidated Balance Sheets.
Contract Assets and Liabilities
We receive payments from our collaboration partners based on billing schedules established in each contract. Amounts are recorded as accounts receivable when our right to consideration is unconditional. We may also recognize revenue in advance of the contractual billing schedule and such amounts are recorded as a contract asset when recognized. We may be required to defer recognition of revenue for upfront and milestone payments until we perform our obligations under these arrangements, and such amounts are recorded as deferred revenue upon receipt or when due. For those contracts that have multiple performance obligations, contract assets and liabilities are reported on a net basis at the contract level. Contract assets were zero as of September 30, 2021 and December 31, 2020. Contract liabilities as of September 30, 2021 are primarily related to deferred revenues from Takeda Pharmaceutical Company Limited (Takeda).

Contract liabilities were as follows (in thousands):

	September 30, 2021	December 31, 2020
Contract liabilities:
Current portion (1)	$7,535	$1,790
Long-term portion (1)	9,444	3,755
Total contract liabilities	$16,979	$5,545
____________________
(1)    Presented in Other current liabilities and Long-term portion of deferred revenues, respectively, in the accompanying Condensed Consolidated Balance Sheets.
We recognized $6.8 million in revenues in each of the nine months ended September 30, 2021 and 2020, that were included in the beginning deferred revenues balance for those periods.
During the three and nine months ended September 30, 2021, we recognized $48.4 million and $116.2 million, respectively, in revenues for performance obligations satisfied in previous periods, as compared to $33.1 million and $115.3 million for the corresponding periods in 2020. Such revenues were primarily related to royalty payments allocated to the license performance obligations for our collaborations with Ipsen Pharma SAS (Ipsen), Takeda, Daiichi Sankyo and Genentech.
As of September 30, 2021, $86.5 million of the combined transaction prices for our Ipsen and Takeda collaborations were allocated to performance obligations that had not yet been satisfied. See “Note 3. Collaboration Agreements— Cabozantinib Collaborations - Performance Obligations and Transaction Prices for our Ipsen and Takeda Collaborations” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for information about the expected timing to satisfy these performance obligations.
NOTE 3. COLLABORATION AGREEMENTS, IN-LICENSING ARRANGEMENTS AND BUSINESS DEVELOPMENT ACTIVITIES
We have established multiple collaborations with leading pharmaceutical companies for the commercialization and further development of our cabozantinib franchise. Additionally, we have entered into several research collaboration and in-licensing arrangements to further enhance our early-stage pipeline and expand our ability to discover, develop and commercialize novel therapies with the goal of providing new treatment options for cancer patients and their physicians. Historically, we also entered into other collaborations with leading pharmaceutical companies pursuant to which we out-licensed other compounds and programs in our portfolio.
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
During the second quarter of 2021, Ipsen opted into and is now co-funding the development costs for COSMIC-311, our phase 3 pivotal trial evaluating cabozantinib versus placebo in patients with RAI-refractory DTC who have progressed after up to two VEGF receptor-targeted therapies. Under the terms of the collaboration agreement, Ipsen is now obligated to reimburse us for their share of COSMIC-311 global development costs, as well as an additional payment calculated as a percentage of such costs, triggered by the timing of the exercise of its option. We determined that the decision to opt in and co-fund the development costs for COSMIC-311 represented a contract modification for additional distinct services at their standalone selling price and therefore was treated as a separate contract under Topic 606.

Accordingly, collaboration services revenues for the nine months ended September 30, 2021, includes a cumulative catch up for Ipsen’s share of global development costs incurred since the beginning of the study and through the end of the period.
Revenues under the collaboration agreement with Ipsen were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
License revenues	$25,139	$19,910	$81,246	$71,456
Collaboration services revenues	12,956	16,096	81,576	46,503
Total	$38,095	$36,006	$162,822	$117,959
Milestone revenues for the nine months ended September 30, 2021 included $11.9 million recognized in connection with a $12.5 million regulatory milestone we determined was probable of achievement in the second quarter of 2021. The milestone was achieved in the third quarter of 2021 upon submission of a variation application to the European Medicines Agency for CABOMETYX as a treatment for patients with previously treated RAI-refractory DTC.
As of September 30, 2021, $44.8 million of the transaction price was allocated to our research and development services performance obligations that has not yet been satisfied.
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
Revenues under the collaboration agreement with Takeda were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
License revenues	$20,078	$9,780	$23,476	$32,726
Collaboration services revenues	2,656	13,204	10,815	16,468
Total	$22,734	$22,984	$34,291	$49,194

Milestone revenues for the three and nine months ended September 30, 2021 included $18.8 million recognized in connection with a $20.0 million milestone we achieved upon Takeda’s first commercial sale in Japan of CABOMETYX in combination with OPDIVO for the treatment of patients with unresectable, advanced or metastatic RCC.
As of September 30, 2021, $41.7 million of the transaction price was allocated to our research and development services performance obligations that has not yet been satisfied.
GSK and Royalty Pharma
In October 2002, we established a product development and commercialization collaboration agreement with GSK, that required us to pay a 3% royalty to GSK on the worldwide net sales of any product incorporating cabozantinib by us and our collaboration partners. As disclosed in Note 2, we received notification that, effective January 1, 2021, Royalty Pharma acquired from GSK all rights, title and interest in royalties on net product sales containing cabozantinib for non-U.S. markets for the full term of the royalty and for U.S. market through September 2026, after which time U.S. royalties will revert back to GSK. Royalties earned by GSK and Royalty Pharma in connection with our sales of cabozantinib are included in cost of goods sold and as a reduction of collaboration services revenues for sales by our collaboration partners. Such royalties were $11.5 million and $33.7 million during the three and nine months ended September 30, 2021, respectively, as compared to $7.9 million and $23.7 million in the corresponding periods in 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Profits on U.S. commercialization	$1,743	$1,595	$5,697	$4,378
Royalty revenues on ex-U.S. sales	$1,576	$1,370	$3,309	$3,804
Research Collaborations, In-Licensing Arrangements and Other Business Development Activities
During the nine months ended September 30, 2021, in support of our development pipeline, we entered into collaboration and in-licensing arrangements with Adagene Inc. (Adagene), WuXi Biologics Ireland Limited (WuXi Bio), expanded our collaboration with Invenra, Inc. (Invenra), and amended our existing collaboration agreement with StemSynergy Therapeutics, Inc. (StemSynergy). In conjunction with each of these arrangements we have made aggregate upfront payments totaling $28.0 million and will make payments for potential future development milestones of up to $98.0 million, regulatory milestones of up to $229.0 million and commercial milestones of up to $802.5 million, each in the aggregate per product or target, as well as royalties on future net product sales. In addition to the upfront and future milestone payments, we will also pay Invenra, in three equal annual installments, an exclusivity payment of up to $15.0 million to nominate up to 20 additional oncology targets and up to $30.0 million in research program funding in equal quarterly payments over a three-year period, as well as additional fees. As of September 30, 2021, we have paid the first exclusivity installment of $5.0 million and $2.5 million for the first quarterly research and development funding installment. We have the ability to opt in to certain of Invenra’s other internal research programs in exchange for an option exercise payment of $3.0 million per program.
Additionally, in May 2021, we entered into an asset purchase agreement with GamaMabs Pharma SA (GamaMabs), pursuant to which we made an upfront payment of $5.0 million for the initial technology transfer, and subject to certain conditions, will make a $9.0 million payment upon the completion of an initial technology transfer of certain materials and documents specified in the asset purchase agreement. We will also make payments for potential future development milestones of up to $42.0 million and regulatory milestones of up to $22.5 million, per product.
NOTE 4. CASH AND INVESTMENTS
Cash, Cash Equivalents and Restricted Cash Equivalents
A reconciliation of cash, cash equivalents, and restricted cash equivalents reported in the accompanying Condensed Consolidated Balance Sheets to the amount reported within the accompanying Condensed Consolidated Statements of Cash Flows was as follows (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$567,325	$319,217
Restricted cash equivalents included in other long-term assets	31,163	1,555
Cash, cash equivalents, and restricted cash equivalents as reported in the accompanying Condensed Consolidated Statements of Cash Flows	$598,488	$320,772
Restricted cash equivalents are used to collateralize letters of credit and consist of money-market funds and certificates of deposit with original maturities of 90 days or less. The restricted cash equivalents are classified as other long-term assets based upon the remaining term of the underlying restriction. As of September 30, 2021, restricted cash equivalents included $29.6 million of short-term investments, which is collateral under our January 2021 standby letter of credit to guarantee our obligation to fund a portion of the total tenant improvements related to our build-to-suit lease at our corporate campus. As we fund these tenant improvements, our restricted cash becomes available for operations.
Cash, Cash Equivalents, Restricted Cash Equivalents and Investments
Cash, cash equivalents, restricted cash equivalents and investments consisted of the following (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$886,323	$73	$—	$886,396
Corporate bonds	503,707	1,967	(126)	505,548
U.S. Treasury and government-sponsored enterprises	58,965	21	(1)	58,985
Municipal bonds	10,670	41	—	10,711
Total debt securities available-for-sale	1,459,665	2,102	(127)	1,461,640
Cash	80,828	—	—	80,828
Money market funds	119,538	—	—	119,538
Certificates of deposit	134,106	—	—	134,106
Total cash, cash equivalents, restricted cash equivalents and investments	$1,794,137	$2,102	$(127)	$1,796,112

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$569,456	$372	$—	$569,828
Corporate bonds	543,520	5,244	(7)	548,757
U.S. Treasury and government-sponsored enterprises	208,326	232	(4)	208,554
Municipal bonds	28,680	83	(1)	28,762
Total debt securities available-for-sale	1,349,982	5,931	(12)	1,355,901
Cash	82,176	—	—	82,176
Money market funds	40,761	—	—	40,761
Certificates of deposit	60,004	—	—	60,004
Total cash, cash equivalents, restricted cash equivalents and investments	$1,532,923	$5,931	$(12)	$1,538,842
Interest receivable was $2.6 million and $4.5 million as of September 30, 2021 and December 31, 2020, respectively, and is included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Realized gains and losses on the sales of investments were insignificant during the three and nine months ended September 30, 2021 and 2020.

We manage credit risk associated with our investment portfolio through our investment policy, which limits purchases to high-quality issuers and limits the amount of our portfolio that can be invested in a single issuer. The fair value and gross unrealized losses on debt securities available-for-sale in an unrealized loss position were as follows (in thousands):

	September 30, 2021
	Fair Value	Gross Unrealized Losses
Corporate bonds	$136,319	$(126)
U.S. Treasury and government-sponsored enterprises	10,007	(1)
Total	$146,326	$(127)

	December 31, 2020
	Fair Value	Gross Unrealized Losses
Corporate bonds	$28,445	$(7)
U.S. Treasury and government-sponsored enterprises	21,989	(4)
Municipal bonds	5,865	(1)
Total	$56,299	$(12)
All securities presented have been in an unrealized loss position for less than 12 months. There were 41 and 14 investments in an unrealized loss position as of September 30, 2021 and December 31, 2020, respectively. During the nine months ended September 30, 2021 and 2020, we did not record an allowance for credit losses or other impairment charges on our investment securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. Based on the scheduled maturities of our investments, we determined that it was more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The fair value of debt securities available-for-sale by contractual maturity was as follows (in thousands):

	September 30, 2021	December 31, 2020
Maturing in one year or less	$1,103,122	$1,034,150
Maturing after one year through five years	358,518	321,751
Total debt securities available-for-sale	$1,461,640	$1,355,901
NOTE 5. FAIR VALUE MEASUREMENTS
Fair value reflects the amounts that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy has the following three levels:
•Level 1 - quoted prices (unadjusted) in active markets for identical assets and liabilities;
•Level 2 - inputs other than level 1 that are observable either directly or indirectly, such as quoted prices in active markets for similar instruments or on industry models using data inputs, such as interest rates and prices that can be directly observed or corroborated in active markets; and
•Level 3 - unobservable inputs that are supported by little or no market activity that are significant to the fair value measurement.

The classifications within the fair value hierarchy of our financial assets that were measured and recorded at fair value on a recurring basis were as follows (in thousands):

	September 30, 2021
	Level 1	Level 2	Total
Commercial paper	$—	$886,396	$886,396
Corporate bonds	—	505,548	505,548
U.S. Treasury and government-sponsored enterprises	—	58,985	58,985
Municipal bonds	—	10,711	10,711
Total debt securities available-for-sale	—	1,461,640	1,461,640
Money market funds	119,538	—	119,538
Certificates of deposit	—	134,106	134,106
Total financial assets carried at fair value	$119,538	$1,595,746	$1,715,284

	December 31, 2020
	Level 1	Level 2	Total
Commercial paper	$—	$569,828	$569,828
Corporate bonds	—	548,757	548,757
U.S. Treasury and government-sponsored enterprises	—	208,554	208,554
Municipal bonds	—	28,762	28,762
Total debt securities available-for-sale	—	1,355,901	1,355,901
Money market funds	40,761	—	40,761
Certificates of deposit	—	60,004	60,004
Total financial assets carried at fair value	$40,761	$1,415,905	$1,456,666

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
As of September 30, 2021, we had one forward contract outstanding to sell €9.8 million. The forward contract with a maturity of three months is recorded at fair value and is included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The unrealized gain/loss on the settlement of the forward contract is not material as of September 30, 2021. The forward contract is considered a Level 2 in the fair value hierarchy of our fair value measurements. For the nine months ended September 30, 2021, we recognized $0.5 million of net gains on the maturity of our forward contracts, which is included in other income (expense), net on our Condensed Consolidated Statements of Income (Loss).

NOTE 6. INVENTORY
Inventory consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$10,317	$7,773
Work in process	28,016	20,610
Finished goods	11,707	7,291
Total	$50,040	$35,674

Balance Sheet classification:
Current portion included in inventory	$28,240	$20,973
Long-term portion included in other long-term assets	21,800	14,701
Total	$50,040	$35,674
NOTE 7. STOCK-BASED COMPENSATION
We allocated the stock-based compensation expense for our equity incentive plans and our Employee Stock Purchase Plan (ESPP) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$11,487	$18,936	$37,550	$30,134
Selling, general and administrative	22,479	36,719	59,104	55,657
Total stock-based compensation expense	$33,966	$55,655	$96,654	$85,791
Stock-based compensation for each type of award under our equity incentive plans and ESPP were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$4,607	$5,021	$15,203	$15,316
Restricted stock units	13,721	8,816	40,802	25,212
Performance stock units	14,971	41,226	37,616	43,151
ESPP	667	592	3,033	2,112
Total stock-based compensation expense	$33,966	$55,655	$96,654	$85,791
As of September 30, 2021, 9,248,609 shares were available for grant under the Exelixis, Inc. 2017 Equity Incentive Plan (as amended and restated, the 2017 Plan). The share reserve is reduced by 1 share for each share issued pursuant to a stock option and 1.5 shares for full value awards granted in the form of restricted stock units (RSUs).
During the nine months ended September 30, 2021, we granted 2,032,884 stock options with a weighted average exercise price of $21.81 per share and a weighted average grant date fair value of $9.30 per share. As of September 30, 2021, there were 14,357,896 stock options outstanding and $28.6 million of related unrecognized compensation expense.
During the nine months ended September 30, 2021, we granted 3,947,355 service-based RSUs with a weighted average grant date fair value of $21.50 per share. As of September 30, 2021, there were 8,218,085 RSUs outstanding and $136.3 million of related unrecognized compensation expense.
Stock options and RSUs granted to employees during the nine months ended September 30, 2021 have vesting conditions and contractual lives of a similar nature to those described in “Note 8. Employee Benefit Plans” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

In March 2021, we awarded 1,027,650 (the target amount) performance-based (PSUs), subject to a performance and a market condition (the 2021 PSUs). Pursuant to the terms of 2021 PSUs, the holders of the awards may earn up to 200% of the target amount of shares, depending on the level of achievement of the performance condition related to certain net product revenues and a total shareholder return (TSR) market condition. The TSR market condition is based on our relative TSR percentile rank compared to companies in the NASDAQ Biotechnology Index during the performance period, which is January 2, 2021 through December 29, 2023. Fifty percent of the shares earned subject to the performance and market conditions will vest at the end of the performance period and the remainder will vest approximately one year later subject to an employee’s continuous service. The 2021 PSUs will be forfeited if the performance condition at or above a threshold level is not achieved by December 29, 2023.
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
As of September 30, 2021, there were 7,768,188 PSUs outstanding and $128.6 million of related unrecognized stock-based compensation expense. Expense recognition for PSUs commences when it is determined that achievement of the performance target is probable. During the three months ended September 30, 2021, we achieved an additional performance target for 524,307 PSUs granted during 2020 (the 2020 PSUs) and determined that it had become probable that we would achieve an additional performance target for 167,726 PSUs granted during 2018 (the 2018 PSUs) and have recognized $11.4 million of stock-based compensation expense related to the 2020 PSUs and 2018 PSUs during the three months ended September 30, 2021. For more information about our PSUs, see “Note 8. Employee Benefit Plans” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
NOTE 8. PROVISION FOR (BENEFIT FROM) INCOME TAXES
The effective tax rate for the three and nine months ended September 30, 2021 was 28.3% and 22.8%, respectively, as compared to 15.7% and 18.8% for the corresponding periods in 2020. The effective tax rate for the three and nine months ended September 30, 2021 differed from the U.S. federal statutory tax rate of 21% primarily due to non-deductible executive compensation, partially offset by excess tax benefits related to the exercise of certain stock options during the periods and the generation of federal tax credits. The effective tax rate for the three and nine months ended September 30, 2020 differed from the U.S. federal statutory tax rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options, the generation of federal tax credits, partially offset by non-deductible executive compensation during the periods.

NOTE 9. NET INCOME (LOSS) PER SHARE
Net income (loss) per share - basic and diluted, were computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$38,204	$(32,040)	$135,897	$83,393
Denominator:
Weighted-average common shares outstanding — basic	315,380	309,116	313,990	307,437
Dilutive securities	6,642	—	8,094	10,058
Weighted-average common shares outstanding — diluted	322,022	309,116	322,084	317,495

Net income (loss) per share — basic	$0.12	$(0.10)	$0.43	$0.27
Net income (loss) per share — diluted	$0.12	$(0.10)	$0.42	$0.26
Dilutive securities included outstanding stock options, Performance Stock Options, unvested RSUs, PSUs and ESPP contributions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Anti-dilutive securities and contingently issuable shares excluded	20,346	27,033	14,213	10,224
NOTE 10. COMMITMENTS AND CONTINGENCIES
In September 2019, we received a notice letter regarding an Abbreviated New Drug Application (ANDA) submitted to the FDA by MSN Pharmaceuticals, Inc. (MSN), requesting approval to market a generic version of CABOMETYX tablets. MSN’s initial notice letter included a Paragraph IV certification with respect to our U.S. Patent Nos. 8,877,776, 9,724,342, 10,034,873 and 10,039,757, which are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, also referred to as the Orange Book, for CABOMETYX. MSN’s initial notice letter did not provide a Paragraph IV certification against U.S. Patent No. 7,579,473, the composition of matter patent, or U.S. Patent No. 8,497,284, a method of use patent, each of which is listed in the Orange Book. On October 29, 2019, we filed a complaint in the United States District Court for the District of Delaware (the Delaware District Court) for patent infringement against MSN asserting U.S. Patent No. 8,877,776 arising from MSN’s ANDA filing with the FDA. On November 20, 2019, MSN filed its response to the complaint, alleging that U.S. Patent No. 8,877,776 is invalid and not infringed. On May 5, 2020, we received notice from MSN that it had amended its ANDA to assert additional Paragraph IV certifications. The ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of the two previously unasserted CABOMETYX patents: U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284. On May 11, 2020, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284 arising from MSN’s amended ANDA filing with the FDA. Neither of our complaints alleges infringement of U.S. Patent Nos. 9,724,342, 10,034,873 and 10,039,757. On May 22, 2020, MSN filed its response to the complaint, alleging that each of U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284 is invalid and not infringed. On March 23, 2021, MSN filed its First Amended Answer and Counterclaims (amending its prior filing from May 22, 2020), seeking, among other things, a declaratory judgment that U.S. Patent No. 9,809,549 is invalid and would not be infringed by MSN if its generic version of CABOMETYX tablets were approved by the FDA. U.S. Patent No. 9,809,549 is not listed in the Orange Book. On April 7, 2021, we filed our response to MSN’s First Amended Answer and Counterclaims, denying, among other things, that U.S. Patent No. 9,809,549 is invalid or would not be infringed.
On October 1, 2021, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to U.S. Patent Nos. 7,579,473 and 8,497,284, if those claims are not found to be invalid, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s ANDA product prior to the expiration of U.S. Patent Nos. 7,579,473 and 8,497,284 would also infringe certain claims of each patent, if those claims are not found to be invalid. Then, on October 12, 2021, pursuant to a separate stipulation between us and MSN, the Delaware District Court entered an order dismissing MSN’s counterclaims with respect to U.S. Patent No. 9,809,549. In our complaints, we are seeking, among other relief, an order that the effective date of any FDA approval of MSN’s ANDA be a date no earlier than the expiration of all of U.S. Patent No. 7,579,473, U.S. Patent No. 8,497,284 and U.S. Patent No. 8,877,776, the latest of which expires on October 8, 2030, and equitable relief enjoining MSN from infringing these patents. These lawsuits against MSN have been consolidated, and a bench trial has been scheduled for May 2022.
In May 2021, we received notice letters from Teva Pharmaceuticals Development, Inc. and Teva Pharmaceuticals USA, Inc. (individually and collectively referred to as Teva) regarding an ANDA Teva submitted to the FDA, requesting approval to market a generic version of CABOMETYX tablets. Teva’s notice letters included a Paragraph IV certification with respect to our U.S. Patent Nos. 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Orange Book and expire in 2033, 2031 and 2031, respectively. Teva’s notice letters did not provide a Paragraph IV certification against any additional CABOMETYX patents. On June 17, 2021, we filed a complaint in the Delaware District Court for patent infringement against Teva, along with Teva Pharmaceutical Industries Limited (Teva Parent), asserting U.S. Patent Nos. 9,724,324 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment) arising from Teva’s ANDA filing with the FDA. On August 27, 2021, Teva filed its answer and counterclaims to the complaint, alleging that all of U.S. Patent Nos. 9,724,324, 10,034,873 and 10,039,757 are invalid and not infringed, and on August 23, 2021, we and Teva entered into a stipulation wherein Teva Parent was dismissed without prejudice from this lawsuit and agreed to be bound by any stipulation, judgment, order or decision rendered as to Teva, including any appeals and any order granting preliminary or permanent injunctive relief against Teva. On September 17, 2021, we filed an answer to Teva’s counterclaims. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA be a date no earlier than the expiration of all of U.S. Patent Nos. 9,724,342, 10,034,873 and 10,039,757, the latest of which expires on July 9, 2033, and equitable relief enjoining Teva from infringing these patents. A bench trial has been scheduled for June 2023.
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
Since our founding in 1994, four products resulting from our discovery efforts have progressed through clinical development, received regulatory approval and established a commercial presence in various geographies around the world. Our flagship molecule, cabozantinib, is an inhibitor of multiple tyrosine kinases including MET, AXL, VEGF receptors and RET and has been approved by the U.S. Food and Drug Administration (FDA) and foreign regulatory authorities as two products: CABOMETYX® (cabozantinib) tablets approved for advanced renal cell carcinoma (RCC), both alone and in combination with Bristol-Myers Squibb Company’s (BMS) OPDIVO® (nivolumab), for previously treated hepatocellular carcinoma (HCC) and, in the U.S. only, for previously treated, radioactive iodine (RAI)-refractory differentiated thyroid cancer (DTC); and COMETRIQ® (cabozantinib) capsules approved for progressive, metastatic medullary thyroid cancer (MTC). For these types of cancer, cabozantinib has become or is becoming a standard of care.
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
Cabozantinib Franchise
On January 22, 2021, the FDA approved CABOMETYX in combination with OPDIVO as a first-line treatment of patients with advanced RCC. This regulatory milestone expands upon the FDA’s prior approvals of CABOMETYX as a monotherapy for previously treated patients with advanced RCC in April 2016 and for previously untreated patients with advanced RCC in December 2017. Additionally, in January 2019, the FDA approved CABOMETYX for the treatment of patients with HCC who have been previously treated with sorafenib, and most recently, on September 17, 2021, the FDA approved CABOMETYX for the treatment of adult and pediatric patients 12 years of age and older with locally advanced or metastatic DTC that has progressed following prior VEGF receptor-targeted therapy and who are RAI-refractory or ineligible.
To develop and commercialize CABOMETYX and COMETRIQ outside the U.S., we have entered into license agreements with Ipsen Pharma SAS (Ipsen) and Takeda Pharmaceutical Company Limited (Takeda). We granted to Ipsen the rights to develop and commercialize cabozantinib outside of the U.S. and Japan, and to Takeda the rights to develop and commercialize cabozantinib in Japan. Both Ipsen and Takeda also contribute financially and operationally to the further global development and commercialization of the cabozantinib franchise in other potential indications, and we continue to work closely with them on these activities. Utilizing its regulatory expertise and established international oncology marketing network, Ipsen has continued to execute on its commercialization plans for CABOMETYX, having received regulatory approvals and launched in multiple territories outside of the U.S., including in the European Union (EU) and Canada, as a treatment for advanced RCC and for HCC in adults who have previously been treated with sorafenib. In addition, in March 2021, Ipsen and BMS received regulatory approval from the European Commission (EC) for CABOMETYX in combination with OPDIVO as a first-line treatment for patients with advanced RCC, and both Ipsen and BMS plan to submit applications to approve the combination in other territories beyond the EU. Ipsen also submitted a variation application to the European Medicines Agency (EMA) to approve CABOMETYX as a treatment for patients with previously treated, RAI-refractory DTC, with the EMA validating the variation and beginning its centralized review process in August 2021. With respect to the Japanese market, Takeda received Manufacturing and Marketing Approvals in 2020 from the Japanese Ministry of Health, Labour and Welfare (MHLW) of CABOMETYX as a treatment of patients with curatively unresectable or metastatic RCC and as a treatment of patients with unresectable HCC who progressed after cancer chemotherapy. Most recently, in August 2021, Takeda and Ono Pharmaceutical Co., Ltd. (Ono), BMS’ development and commercialization partner in Japan, received Manufacturing and Marketing Approval from the Japanese MHLW of CABOMETYX in combination with OPDIVO as a treatment for unresectable or metastatic RCC.
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
One pivotal trial that has resulted from this effort is COSMIC-311, our phase 3 pivotal trial evaluating cabozantinib versus placebo in patients with RAI-refractory DTC who have progressed after up to two VEGF receptor-targeted therapies. In December 2020, we announced that COSMIC-311 had met the primary endpoint of demonstrating significant improvement in progression-free survival (PFS), which served as the basis for the FDA’s September 2021 DTC approval for CABOMETYX. Study results from COSMIC-311 were presented at the 2021 American Society of Clinical Oncology (ASCO) Annual Meeting and at the European Society of Medical Oncology (ESMO) 2021 Congress, as well as published in The Lancet Oncology.
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
To expand our exploration of combinations with ICIs, we also initiated multiple trials evaluating cabozantinib in combination with F. Hoffmann-La Roche Ltd.’s (Roche) ICI, atezolizumab. COSMIC-021 is a broad phase 1b study evaluating the safety and tolerability of cabozantinib in combination with atezolizumab in patients with a wide variety of locally advanced or metastatic solid tumors. Based on encouraging efficacy and safety data that has emerged from the trial, certain cohorts have been or may be further expanded, including the cohorts of patients with non-small cell lung cancer (NSCLC) who have been previously treated with an ICI and metastatic castration-resistant prostate cancer (mCRPC) who have been previously treated with enzalutamide and/or abiraterone acetate and experienced radiographic disease progression in soft tissue (Cohort 6). Data from Cohort 6, announced in May 2021, resulted in an investigator assessed ORR of 27% and a blinded independent radiology committee (BIRC) assessed ORR of 18%. Detailed results from Cohort 6, including PFS data in the high-risk patient population, were presented at the ESMO 2021 Congress.
Although, following our discussions with the FDA, we will not pursue a regulatory submission for the combination regimen based on Cohort 6, data from COSMIC-021 have been instrumental in guiding our clinical development strategy for cabozantinib in combination with ICIs, including supporting the initiation of COSMIC-312, a phase 3 pivotal trial evaluating cabozantinib in combination with atezolizumab versus sorafenib in previously untreated advanced HCC, and three phase 3 pivotal trials in collaboration with Roche, CONTACT-01, CONTACT-02 and CONTACT-03, evaluating the combination of cabozantinib with atezolizumab in patients with metastatic NSCLC, mCRPC and advanced RCC, respectively. CONTACT-01 and CONTACT-03 are sponsored by Roche and co-funded by us; CONTACT-02 is sponsored by us and co-funded by Roche. In June 2021, we announced results from COSMIC-312. The trial met one of the primary endpoints, demonstrating significant improvement in PFS at the planned primary analysis, reducing the risk of disease progression or death by 37% compared with sorafenib (hazard ratio: 0.63; 99% confidence internal: 0.44-0.91; P=0.0012). A prespecified interim analysis for the second primary endpoint of OS, conducted at the same time as the primary analysis for PFS, showed a trend favoring the combination of cabozantinib and atezolizumab but did not reach statistical significance. Safety for the combination appeared to be consistent with the known safety profiles of the individual medicines, and no new safety signals were identified. Based on the preliminary OS data, we anticipate that the probability of reaching statistical significance at the time of the final analysis is low, but the trial will continue as planned to the final analysis of OS, with results anticipated in early 2022. We plan to present the detailed trial results at a future medical meeting, and following discussions with the FDA, we intend to submit a supplemental New Drug Application (sNDA) for the combination regimen for patients with previously untreated advanced HCC in early 2022 when the final OS data are available.
Pipeline Activities
Our small molecule discovery programs are supported by a robust and expanding infrastructure, including a library of 4.6 million compounds. We have extensive experience in the identification and optimization of drug candidates against multiple target classes for oncology, inflammation and metabolic diseases. The first compound to advance from our recent drug discovery efforts is XL092, a next-generation oral tyrosine kinase inhibitor that targets VEGF receptors, MET, AXL, MER and other kinases implicated in cancer’s growth and spread. In designing XL092, we sought to build upon our experience with cabozantinib, retaining the target profile of cabozantinib while improving key characteristics, including the pharmacokinetic half-life. To date, we have announced two large phase 1b clinical trials studying XL092, STELLAR-001 and STELLAR-002. STELLAR-001 is a phase 1b clinical trial evaluating XL092, both as a monotherapy and in combination with either atezolizumab or avelumab, an ICI developed by Merck KGaA, Darmstadt, Germany and Pfizer Inc., which is currently enrolling patients with advanced solid tumors. We expect the trial will begin to enroll expansion cohorts for patients with clear cell and non-clear cell RCC, colorectal cancer (CRC), hormone-receptor positive breast cancer, mCRPC and urothelial carcinoma (UC) in the fourth quarter of 2021. STELLAR-002 is a phase 1b clinical trial that will evaluate XL092 in combination with either nivolumab, nivolumab and ipilimumab, or nivolumab and bempegaldesleukin, an investigational CD122-preferential IL-2–pathway agonist developed by Nektar Therapeutics (Nektar). We expect to initiate dose-escalation cohorts for STELLAR-002 in the fourth quarter of 2021, and depending on the dose-escalation results, STELLAR-002 may enroll expansion cohorts for patients with clear cell and non-clear cell RCC, mCRPC and UC. To better understand the individual contribution of the therapies, treatment arms in the expansion cohorts may include XL092 as a single-agent, XL092 in combination with nivolumab, XL092 in combination with nivolumab and ipilimumab, and XL092 in combination with nivolumab and bempegaldesleukin.
We augment our small molecule discovery activities through research collaborations and in-licensing arrangements with other companies. The most advanced compound to emerge from these arrangements is XL102 (formerly AUR102), the lead program targeting cyclin-dependent kinase 7 under our collaboration with Aurigene Discovery Technologies Limited (Aurigene). Based on encouraging preclinical data, we exercised our exclusive option to license XL102 from Aurigene, and subsequently initiated a phase 1 clinical trial evaluating the compound in January 2021. In addition, we exercised our exclusive option to in-license XL114 (formerly AUR104), Aurigene’s novel anti-cancer compound that inhibits the CARD11-BCL10-MALT1 (CBM) signaling pathway, which promotes lymphocyte survival and proliferation. Following the FDA’s acceptance of our Investigational New Drug (IND) application for the small molecule in October 2021, we plan to initiate a phase 1 clinical trial evaluating XL114 as a monotherapy in patients with non-Hodgkin’s lymphoma (NHL). In furtherance of efforts to expand our portfolio of differentiated small molecule therapies, in October 2021, we entered into an exclusive collaboration and license agreement with STORM Therapeutics LTD (STORM), focused on the discovery and development of inhibitors of novel RNA modifying enzymes, including ADAR1.
Beyond small molecules, we have also launched rigorous efforts to discover and advance biologic drug candidates, such as bispecific antibodies, antibody drug conjugates (ADCs) and other innovative biologics that have the potential to become anti-cancer therapies. ADCs in particular present a unique opportunity for new cancer treatments, given their capabilities to deliver anti-cancer payload drugs to targets with increased precision while minimizing impact on healthy tissues, and have been validated by the multiple regulatory approvals for the commercial sale of ADCs. To facilitate the growth of these biologics programs, we have established multiple research collaborations and in-licensing arrangements, expanding our access to antibodies or other binders, which are the starting point for use with additional technology platforms that we employ to generate next-generation ADCs or bispecific antibodies. We have made significant progress under these arrangements and believe we will continue to do so. For example, based on promising preclinical data for XB002 (formerly known as ICON-2), the lead Tissue Factor ADC program under our research collaboration with Iconic Therapeutics, Inc. (Iconic), we exercised our exclusive option to license XB002 in December 2020. Following the FDA’s acceptance of our IND for XB002 in April 2021, we initiated a phase 1 clinical trial in June 2021. We have expanded our access to antibodies through arrangements with WuXi Biologics Ireland Limited (WuXi Bio), focused on leveraging WuXi Bio’s panel of monoclonal antibodies against an undisclosed target for the development of ADC, bispecific and certain other novel tumor-targeting biologics, and through the execution of an asset purchase agreement with GamaMabs Pharma SA (GamaMabs), under which we will, upon the closing of the asset purchase and subject to certain conditions, acquire all rights, title and interest in GamaMabs’ antibody program directed at anti-Müllerian hormone receptor 2 (AMHR2), a novel oncology target with relevance in multiple forms of cancer. These antibodies, as well as those originating from collaboration with Invenra, Inc. (Invenra), which was expanded in August 2021 to include an additional 20 oncology targets, provide starting points for the construction of ADCs through our collaborations with NBE-Therapeutics AG and Catalent, Inc.’s wholly owned subsidiaries Redwood Bioscience, Inc., R.P. Scherer Technologies, LLC and Catalent Pharma Solutions, Inc., utilizing their site-specific conjugation technologies and payloads. In addition, our collaboration with Adagene Inc. (Adagene), focused on using Adagene’s SAFEbodyTM technology to develop novel masked ADCs or other innovative biologics, provides potential for developing ADCs or other biologics with improved therapeutic index.
We will continue to engage in business development initiatives aimed at acquiring and in-licensing promising oncology platforms and assets and then further characterize and develop them utilizing our established preclinical and clinical development infrastructure. In total, we are advancing drug candidates across approximately 25 ongoing discovery programs toward and through preclinical development.
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
Drug Discovery and Preclinical Development. We have fully resumed drug discovery in our laboratories following a temporary suspension of these activities while we observed the shelter in place orders issued by the State of California and Alameda County. While this temporary suspension combined with interruptions in the portion of drug discovery work outsourced to third-party contractors in regions first impacted by COVID-19 caused us to experience modest delays in the advancement of certain of our early-stage programs, we continued to substantially progress our product pipeline despite the COVID-19 pandemic, including the submission of INDs for XL102, XB002 and XL114.
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
Supply Chain. We have not experienced production delays or seen any significant impairment to our supply chain as a result of the COVID-19 pandemic. In addition, we continue to maintain sufficient safety stock inventories for our commercial drug substance and drug products, which should be sufficient to maintain robust long-term supply. We continue to work closely with our third-party contract manufacturers, distributors, suppliers, comparator drug sourcing vendors and collaboration partners to safeguard both the timely production and delivery of our products.
General Business Operations. We have taken numerous precautions, some temporary and others still in place, to help mitigate the risk of transmission of the virus in the workplace, including: initially reducing the number of our employees working on-site at our Alameda headquarters; implementing a vaccination mandate and maintaining enhanced safety and social distancing protocols for those employees who have returned to working on-site, as well as initiating an on-site COVID-19 testing program and limiting certain non-essential business travel for our employees. While most of our employees worked remotely during much of 2020 and early 2021, our Alameda-based workforce has largely returned to working on-site at our headquarters consistent with the policies in place prior to the COVID-19 pandemic. As of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic has only had a modest impact on our productivity and has not caused significant interruptions in our general business operations.
The circumstances and public health requirements surrounding the COVID-19 pandemic continue to be subject to rapid change, and we will continue to monitor new developments that could pose additional risks for us, including the spread of the Delta variant in the U.S. and other countries and the potential emergence of other SARS-CoV-2 variants that may prove especially contagious or virulent. Despite our mitigation efforts, we may experience delays or an inability to execute on our clinical and preclinical development plans, reduced revenues or other adverse impacts to our business, which are described in more detail in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. We recognize that this pandemic will continue to present unique challenges for us throughout the remainder of 2021, and potentially into 2022.
Third Quarter 2021 Business Updates and Financial Highlights
During the third quarter of 2021, we continued to execute on our business objectives, generating significant revenues from operations and enabling us to continue to seek to maximize the clinical and commercial potential of our products and expand our product pipeline. Significant business updates and financial highlights for the quarter and subsequent to quarter-end include:
Business Updates
•In August 2021, we announced the expansion of our collaboration with Invenra to include an additional 20 targets for multi-specific antibody, ADC and other biologic candidate discovery and development.
•In August 2021, Takeda and Ono received regulatory approval from the Japanese MHLW to manufacture and market CABOMETYX in combination with OPDIVO as a treatment for unresectable or metastatic RCC.
•In September 2021, the FDA approved CABOMETYX for the treatment of adult and pediatric patients 12 and older with locally advanced or metastatic DTC that has progressed following prior VEGF receptor-targeted therapy and who are RAI-refractory or ineligible, and we commenced the commercial launch of CABOMETYX in this indication upon such approval. The approval was based on positive results from the phase 3 pivotal trial, COSMIC-311, in which CABOMETYX met is primary endpoint of demonstrating significant improvement in PFS.
•In September 2021, cabozantinib was the subject of multiple data presentations at the ESMO 2021 Congress, which included: (i) a post-hoc exploratory analysis of CheckMate -9ER demonstrating that efficacy benefits of the combination compared with sunitinib were observed in patients regardless of their prior nephrectomy status; (ii) detailed results from the expanded Cohort 6 of COSMIC-021, demonstrating a median PFS per Response Evaluation Criteria in Solid Tumors (RECIST) v. 1.1 of 5.6 months and 6.8 months for high-risk mCRPC patients per investigator assessment and BIRC assessment, respectively; and (iii) detailed results from COSMIC-311 evaluating cabozantinib in patients with RAI-refractory DTC.
•In October 2021, we announced an exclusive collaboration and license agreement with STORM to discover and develop inhibitors of novel RNA modifying enzymes, including ADAR1.
•In October 2021, we and Aurigene announced that we exercised our exclusive option for XL114, Aurigene’s novel anti-cancer compound that inhibits the CBM signaling pathway, resulting in our assuming responsibility for all subsequent clinical development, manufacturing and commercialization of XL114. Following the FDA’s acceptance of the IND for XL114 in October 2021, we plan to initiate a phase 1 clinical trial evaluating XL114 as a monotherapy in patients with NHL.
Financial Highlights
•Net product revenues for the third quarter of 2021 were $263.1 million, compared to $168.6 million for the third quarter of 2020.
•Total revenues for the third quarter of 2021 were $328.4 million, compared to $231.1 million for the third quarter of 2020.
•Research and development expenses for the third quarter of 2021 were $163.4 million, compared to $176.8 million for the third quarter of 2020.

•Selling, general and administrative expenses for the third quarter of 2021 were $101.6 million, compared to $88.2 million for the third quarter of 2020.
•Provision for (benefit from) income taxes for the third quarter of 2021 was $15.1 million, compared to $(6.0) million for the third quarter of 2020.
•Net income for the third quarter of 2021 was $38.2 million, or $0.12 per share, basic and diluted, compared to net loss of $(32.0) million, or $(0.10) per share, basic and diluted share, for the third quarter of 2020.
•Cash, cash equivalents, restricted cash equivalents and investments were $1.8 billion as of September 30, 2021, compared to $1.5 billion as of December 31, 2020.
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
Achievement of our remaining 2021 business objectives will also depend on our ability to maintain a competitive position with respect to the shifting landscape of therapeutic strategy for the treatment of cancer, which we may not be able to do. While we have had success in adapting our development strategy for the cabozantinib franchise and other product candidates to address the expanding role of therapies that combine targeted agents with ICIs and/or with other mechanisms of action, it is uncertain whether current and future clinical trials will lead to regulatory approvals, or whether physicians will prescribe regimens containing our products instead of competing product combinations. Moreover, the complexities of this development strategy have required and are likely to continue to require collaboration with some of our competitors. In the longer term, we may eventually face competition from potential manufacturers of generic versions of our marketed products, including the proposed generic versions of CABOMETYX tablets that are the subject of Abbreviated New Drug Applications (ANDAs) submitted to the FDA by MSN Pharmaceuticals, Inc. (MSN) and by Teva Pharmaceuticals Development, Inc. and Teva Pharmaceuticals USA, Inc. (individually and collectively referred to as Teva), and the approval of either MSN’s or Teva’s ANDA could significantly decrease our revenues derived from the U.S. sales of CABOMETYX and thereby materially harm our business, financial condition and results of operations. Separately, our research and development objectives may be impeded by the challenges of scaling our organization to meet the demands of expanded drug development, unanticipated delays in clinical testing and the inherent risks and uncertainties associated with drug discovery operations, all of which may be increased as a result of the COVID-19 pandemic. In connection with efforts to expand our product pipeline, we may be unsuccessful in discovering new drug candidates or identifying appropriate candidates for in-licensing or acquisition.
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

Fiscal Year Convention
We have adopted a 52- or 53-week fiscal year policy that ends on the Friday closest to December 31st. Fiscal year 2021, which is a 52-week fiscal year, will end on December 31, 2021 and fiscal year 2020, which was a 52-week fiscal year, ended on January 1, 2021. For convenience, references in this report as of and for the fiscal periods ended October 1, 2021 and October 2, 2020, and as of and for the fiscal year ended January 1, 2021 are indicated as being as of and for the fiscal periods ended September 30, 2021 and September 30, 2020, and the year ended December 31, 2020, respectively.
Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2021	2020		2021	2020
Net product revenues	$263,117	$168,587	56%	$774,577	$541,197	43%
License revenues	49,694	33,205	50%	116,862	113,318	3%
Collaboration services revenues	15,612	29,300	-47%	92,391	62,971	47%
Total revenues	$328,423	$231,092	42%	$983,830	$717,486	37%
Net Product Revenues
Gross product revenues, discounts and allowances, and net product revenues were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2021	2020		2021	2020
Gross product revenues	$357,462	$220,401	62%	$1,051,871	$702,865	50%
Discounts and allowances	(94,345)	(51,814)	82%	(277,294)	(161,668)	72%
Net product revenues	$263,117	$168,587	56%	$774,577	$541,197	43%
Net product revenues by product were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2021	2020		2021	2020
CABOMETYX	$259,791	$159,555	63%	$759,000	$522,381	45%
COMETRIQ	3,326	9,032	-63%	15,577	18,816	-17%
Net product revenues	$263,117	$168,587	56%	$774,577	$541,197	43%
The increases in net product revenues for CABOMETYX for the three and nine months ended September 30, 2021, relative to the corresponding prior year periods, were primarily related to the increases in the number of units sold that was driven by the strong uptake for the combination therapy of CABOMETYX and OPDIVO following approval by the FDA in January 2021. The decreases in net product revenues for COMETRIQ for the three and nine months ended September 30, 2021, relative to the corresponding prior year periods, were due to the decreases in the number of COMETRIQ units sold.
We project our net product revenues for the remainder of 2021 may increase relative to the corresponding prior year period, primarily as a result of the increase in demand for CABOMETYX following the FDA’s approval of CABOMETYX in combination with OPDIVO as a first-line treatment of patients with advanced RCC, and to a lesser extent, an increase in selling price for CABOMETYX.
We recognize product revenues net of discounts and allowances that are described in “Note 1. Organization and Summary of Significant Accounting Policies” to our “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2020. The increase in discounts and allowances for the three months ended September 30, 2021, relative to the corresponding prior year period, was primarily the result of an increase in Public Health Service hospital utilization and the dollar amount of the related chargebacks. The increase in discounts and allowances for the nine months ended September 30, 2021, relative to the corresponding prior year period, was primarily the result of an increase in Public Health Service hospital utilization and the dollar amount of the related chargebacks and, to a lesser extent, an increase in Medicaid utilization and the dollar amount of related Medicaid rebates.
We project our discounts and allowances as a percentage of gross revenues may increase during the remainder of 2021 relative to the corresponding prior year period as the number of patients participating in government programs continues to increase and as the discounts given and rebates paid to government payers also increase.
License Revenues
License revenues include: (a) the recognition of the portion of milestone payments allocated to the transfer of intellectual property licenses for which it had become probable in the related period that the milestone would be achieved and a significant reversal of revenues would not occur; (b) royalty revenues; and (c) the profit on the U.S. commercialization of COTELLIC from Genentech.
Milestone revenues, which are allocated between license revenues and collaboration services revenues, were $19.7 million and $33.1 million for the three and nine months ended September 30, 2021, respectively, as compared to $13.5 million and $57.1 million for the corresponding prior year periods. Milestone revenues by period included the following:
•Milestone revenues for the three and nine months ended September 30, 2021 included $18.8 million in connection with a $20.0 million milestone we achieved following Takeda’s first commercial sale in Japan of CABOMETYX in combination with OPDIVO for the treatment of patients with unresectable or metastatic RCC.
•Milestone revenues for the nine months ended September 30, 2021 also included $11.9 million in connection with a $12.5 million regulatory milestone we determined, in the second quarter of 2021, was probable of achievement. The milestone was achieved in the third quarter of 2021 upon Ipsen’s submission of a variation application to the EMA for CABOMETYX as a treatment for patients with previously treated, RAI-refractory DTC.
•Milestone revenues for the three and nine months ended September 30, 2020 included $9.2 million in connection with a $10.0 million milestone related to Takeda’s and Ono’s submission of a supplemental application to the Japanese MHLW for Manufacturing and Marketing Approval of CABOMETYX in combination with OPDIVO for the treatment of patients with unresectable, advanced or metastatic RCC.
•Milestone revenues for the nine months ended September 30, 2020 also included $25.3 million in connection with $31.0 million in milestones we achieved following Takeda’s first commercial sale of CABOMETYX for the treatment of patients with curatively unresectable or metastatic RCC in Japan and $18.9 million in revenues recognized in connection with a $20.0 million development milestone from Ipsen upon the initiation of a phase 3 pivotal trial.
Royalty revenues increased primarily as a result of increases in Ipsen’s net sales of cabozantinib outside of the U.S. and Japan. Ipsen royalties were $25.1 million and $70.4 million for the three and nine months ended September 30, 2021, respectively, as compared to $19.9 million and $54.1 million for the corresponding prior year periods. Ipsen’s net sales of cabozantinib have continued to grow since their first commercial sale of the product in the fourth quarter of 2016, primarily due to increased demand of CABOMETYX, which, as of September 30, 2021, is approved in 61 countries outside of the U.S. Royalty revenues for the three and nine months ended September 30, 2021 also included $2.0 million and $5.4 million, respectively, as compared to $0.7 million and $1.0 million for the corresponding prior year periods, related to Takeda’s net sales of CABOMETYX following approval in Japan during the second quarter of 2020 for the treatment of patients with curatively unresectable or metastatic RCC.
Our share of profits on the U.S. commercialization of COTELLIC under our collaboration agreement with Genentech was $1.7 million and $5.7 million for the three and nine months ended September 30, 2021, respectively, as compared to $1.6 million and $4.4 million for the corresponding prior year periods. We also earned royalties on ex-U.S. net sales of COTELLIC by Genentech of $1.6 million and $3.3 million for the three and nine months ended September 30, 2021, respectively, as compared to $1.4 million and $3.8 million for the corresponding prior year periods.
Due to uncertainties surrounding the timing and achievement of regulatory and development milestones, it is difficult to predict future milestone revenues and milestones can vary significantly from period to period.

Collaboration Services Revenues
Collaboration services revenues include the recognition of deferred revenues for the portion of upfront and milestone payments that have been allocated to research and development services performance obligations, development cost reimbursements earned under our collaboration agreements, and product supply revenues, which are net of product supply costs and the royalties we pay on sales by Ipsen and Takeda of products containing cabozantinib. We received notification that, effective January 1, 2021, Royalty Pharma plc acquired from GlaxoSmithKline (GSK) all rights, title and interest in royalties on net product sales containing cabozantinib for non-U.S. markets for the full term of the royalty and for the U.S. market through September 2026, after which time U.S. royalties will revert back to GSK.
Development cost reimbursements were $17.5 million and $98.4 million for the three and nine months ended September 30, 2021, respectively, as compared to $26.3 million and $60.3 million for the corresponding prior year periods. The decrease in development cost reimbursements for the three months ended September 30, 2021 relative to the corresponding prior year period is primarily attributable to a decrease in spending on the COSMIC-312, CONTACT-02 and COSMIC-021 studies, as well as the impact of Takeda’s decision to opt in and co-fund CONTACT-02 development costs and additional cohorts of COSMIC-021 studies in the third quarter of 2020. The increase in development cost reimbursement for the nine months ended September 30, 2021 relative to the corresponding prior year period was primarily attributable to Ipsen’s decision to opt in and co-fund COSMIC-311 development costs in the second quarter of 2021. Ipsen is now responsible for 35% of the global development costs of COSMIC-311 and is obligated to reimburse us for these costs, as well as an additional payment calculated as a percentage of COSMIC-311 development costs, triggered by the timing of the exercise of its option. Accordingly, collaboration services revenues for the nine months ended September 30, 2021, includes a cumulative catch-up recognized in the second quarter of 2021 for Ipsen’s share of global development costs incurred since the beginning of the study and through the end of the period. The increase in development cost reimbursements for the nine months ended September 30, 2021 was partially offset by a decrease in total spending on the COSMIC-312 and COSMIC-021 studies.
Collaboration services revenues were reduced by $3.7 million and $10.5 million for the 3% royalty we are required to pay on the net sales by Ipsen and Takeda of any product incorporating cabozantinib for the three and nine months ended September 30, 2021, respectively, as compared to $2.9 million and $7.6 million for the corresponding prior year periods. As royalty generating sales of cabozantinib by Ipsen and Takeda have increased as described above, our royalty payments have also increased.
We project our collaboration services revenues may increase for the remainder of 2021, relative to the corresponding prior year period, primarily as a result of increased development cost reimbursements related to Ipsen’s opt in and co-funding of COSMIC-311 as well as projections related to our other collaboration arrangements.
Cost of Goods Sold
The cost of goods sold and our gross margin were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2021	2020		2021	2020
Cost of goods sold	$11,874	$8,725	36%	$39,956	$27,235	47%
Gross margin	95%	95%		95%	95%
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty payable on U.S. net sales of any product incorporating cabozantinib, as well as the cost of inventory sold, indirect labor costs, write-downs related to expiring, excess and obsolete inventory, and other third-party logistics costs. The increases in cost of goods sold for the three and nine months ended September 30, 2021, relative to the corresponding prior year periods, were primarily the result of increases in royalties as a result of increased U.S. CABOMETYX sales and certain other period costs. We do not project our gross margin to change significantly during the remainder of 2021.
Research and Development Expenses
We do not track fully burdened research and development expenses on a project-by-project basis. We group our research and development expenses into three categories: (1) development; (2) drug discovery; and (3) other. Our development group leads the development and implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds are being or may be studied in clinical trials. Our drug discovery group utilizes a variety of technologies, including in-licensed technologies, to enable the rapid discovery, optimization and extensive characterization of lead compounds and biologics such that we are able to select development candidates with the best potential for further evaluation and advancement into clinical development.
Research and development expenses by category were as follows (in thousands):

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2021	2020	Change	2021	2020	Change
Research and development expenses:
Development:
Clinical trial costs	$55,376	$72,232	-23%	$165,635	$188,182	-12%
Personnel expenses	26,918	21,388	26%	84,977	62,286	36%
Consulting and outside services	6,772	4,852	40%	18,707	11,907	57%
Other development costs (1)	18,690	5,836	220%	33,508	15,771	112%
Total development	$107,756	$104,308	3%	302,827	278,146	9%
Drug discovery:
License and other collaboration costs	21,387	45,761	-53%	73,291	58,013	26%
Other drug discovery (2)	13,067	7,703	70%	36,078	20,844	73%
Total drug discovery	34,454	53,464	-36%	109,369	78,857	39%
Other (3)	21,160	18,990	11%	59,252	36,569	62%
Total research and development expenses	$163,370	$176,762	-8%	$471,448	$393,572	20%
____________________
(1)    Primarily includes development milestone expense related to our in-licensing collaboration agreements as well as other miscellaneous development costs. During the three and nine months ended September 30, 2021, we recognized a $12.5 million development milestone we deemed probable of achievement under certain of our in-licensing collaboration arrangements.
(2)    Primarily includes personnel expenses, consulting and outside services and laboratory supplies.
(3)    Includes stock-based compensation, the allocation of general corporate costs to research and development, and development cost reimbursements in connection with our collaboration arrangement with Roche executed in December 2019.
The decrease in research and development expenses for the three months ended September 30, 2021, relative to the corresponding prior year period, was primarily related to decreases in clinical trial costs, license and other collaboration costs and stock-based compensation, partially offset by an increase in personnel expenses and other development costs. Clinical trial costs, which include services performed by third-party contract research organizations and other vendors who support our clinical trials, decreased relative to the corresponding prior year period primarily due to lower costs associated with the COSMIC-312, CONTACT-02 and COSMIC-021 studies. License and other collaboration costs decreased relative to the corresponding prior year period primarily due to decreases in upfront license fees and program initiation fees related to business development activities. Other development costs increased relative to the corresponding prior year period primarily related to a development milestone we deemed probable of achievement under certain of our in-licensing collaboration arrangements. Stock-based compensation expense decreased relative to the corresponding prior year period due to higher expense related to performance-based restricted stock units (PSUs) granted in 2019 that became probable of achievement in the third quarter of 2020, compared to the PSUs granted in 2020 that were either achieved or became probable of achievement in the third quarter of 2021. Personnel expenses increased primarily due to an increase in headcount to support our expanding discovery and development organization.
The increase in research and development expenses for the nine months ended September 30, 2021, relative to the corresponding prior year period, was primarily related to increases in personnel expenses, license and other collaboration costs, other development costs, and stock-based compensation, partially offset by a decrease in clinical trial costs. Personnel expenses increased relative to the corresponding prior year period primarily due to an increase in headcount to support our expanding discovery and development organization. License and other collaboration costs increased relative to the corresponding prior year period primarily due to increases in upfront license fees, program initiation fees, development milestones and research funding commitments related to business development activities. Other development costs increased relative to the corresponding prior year period primarily related to a development milestone we deemed probable of achievement under certain of our in-licensing collaboration arrangements. Stock-based compensation expense increased relative to the corresponding prior year period primarily due to an increase in stock-based compensation expense for service-based RSUs associated with higher headcount, partially offset by a lower stock-based compensation expense associated with PSUs. Clinical trial costs decreased relative to the corresponding prior year period primarily due to lower costs associated with the COSMIC-312 and COSMIC-021 studies.
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
We project our research and development expenses may increase for the remainder of 2021, relative to the corresponding prior year period, primarily driven by our ongoing clinical evaluation of cabozantinib, the initiation of new clinical trials and expansion of ongoing clinical trials evaluating other product candidates in our pipeline, including current early-stage trials evaluating XL092, XL102, XB002 and anticipated business development activities.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2021	2020		2021	2020
Selling, general and administrative expenses	$101,558	$88,185	15%	$302,404	$210,916	43%
Selling, general and administrative expenses consist primarily of personnel expenses, stock-based compensation, marketing costs and certain other administrative costs.
The increases in selling, general and administrative expenses for the three and nine months ended September 30, 2021, relative to the corresponding prior year periods, were primarily related to increases in personnel expenses, corporate giving and marketing costs. In the three months ended September 30, 2021, the increase in selling, general and administrative expenses was partially offset by a decrease in stock-based compensation expense. Personnel expenses increased relative to the corresponding prior year periods primarily due to increases in administrative headcount to support our commercial and research and development organizations. Marketing costs increased relative to the corresponding prior year period primarily due to increased marketing activities in support of the launch of the combination therapy of CABOMETYX and OPDIVO for the treatment of advanced RCC following approval by the FDA in January 2021. The decrease in stock-based compensation expense for the three months ended September 30, 2021 relative to the corresponding prior year period was primarily due to higher compensation expense associated with the PSUs granted in 2019 that became probable of achievement in the third quarter of 2020 compared to the PSUs granted in 2020 that were either achieved or became probable of achievement in the third quarter of 2021.
We project our selling, general and administrative expenses may continue to increase for the remainder of 2021 relative to the corresponding prior year period in support of our continued commercial investment in CABOMETYX and the growth in the broader organization.
Non-operating Income
Non-operating income was as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2021	2020		2021	2020
Interest income	$1,658	$3,994	-58%	$6,231	$16,376	-62%
Other income (expense), net	(19)	565	n/a	(120)	571	n/a
Non-operating income	$1,639	$4,559	-64%	$6,111	$16,947	-64%
The decreases in non-operating income for the three and nine months ended September 30, 2021, relative to the corresponding prior year periods, were primarily the result of the decreases in interest income due to lower interest rates.
Provision for (Benefit From) Income Taxes
The provision for (benefit from) income taxes and effective income tax rates were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2021	2020		2021	2020
Provision for (benefit from) income taxes	$15,056	$(5,981)	n/a	$40,236	$19,317	108%
Effective tax rate	28.3%	15.7%		22.8%	18.8%
We recorded an income tax provision for the three months ended September 30, 2021 as a result of our current period reported pre-tax income, as compared to the corresponding prior year period, in which we recorded a benefit from income taxes as a result of a reported pre-tax loss. The increase in provision for income taxes for the nine months ended September 30, 2021, as compared to the corresponding prior year period, was due to the increase in pre-tax income. The effective tax rate for the three and nine months ended September 30, 2021 differed from the U.S. federal statutory rate of

21% primarily due to non-deductible executive compensation, partially offset by excess tax benefits related to the exercise of certain stock options during the periods and the generation of federal tax credits. The effective tax rate for the three and nine months ended September 30, 2020 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options, the generation of federal tax credits, partially offset by non-deductible executive compensation during the periods.
Liquidity and Capital Resources
As of September 30, 2021, we had $1.8 billion in cash, cash equivalents, restricted cash equivalents and investments, compared to $1.5 billion as of December 31, 2020. We anticipate that the aggregate of our current cash and cash equivalents, short-term investments available for operations, net product revenues and collaboration revenues will enable us to maintain our operations for a period of at least 12 months following the filing date of this report.
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
Letters of Credit
We have obtained standby letters of credit related to our lease obligations and certain other obligations with combined credit limits of $31.2 million and $1.6 million as of September 30, 2021 and December 31, 2020, respectively.
In January 2021, we entered into a standby letter of credit as guarantee of our obligation to fund our portion of the tenant improvements related to our build-to-suit lease at our corporate campus. The letter of credit is secured by our short-term investments, which are recorded as restricted cash equivalents and presented in other long-term assets in our Condensed Consolidated Balance Sheets and will be reduced as we fund our portion of the tenant improvements. As of September 30, 2021, restricted cash equivalents included $29.6 million of short-term investments as collateral under our standby letter of credit for our portion of the tenant improvements.
Sources and Uses of Cash
Cash flow activities were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$304,352	$175,689
Net cash used in investing activities	$(29,829)	$(101,706)
Net cash provided by (used in) financing activities	$3,193	$(6,438)
Operating Activities
Cash flows provided by operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash provided by operating activities is derived by adjusting our net income for: non-cash operating items such as deferred taxes, stock-based compensation, depreciation, non-cash lease expense and changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our Condensed Consolidated Statements of Income (Loss).
Cash provided by operating activities for the nine months ended September 30, 2021 increased relative to the corresponding prior year period, primarily due to an increase in cash received on sales of our products, an increase in cash received from our commercial collaboration arrangements and net favorable changes in operating assets and liabilities, partially offset by an increase in cash paid for operating expenses.

Investing Activities
Cash used in investing activities for the nine months ended September 30, 2021 consisted of cash used in investment purchases of $1,077.4 million and purchases of property, equipment and other of $48.3 million, partially offset by proceeds from the maturities and sales of investments of $1,095.8 million.
Cash used in investing activities for the nine months ended September 30, 2020 consisted of cash used in investment purchases of $867.0 million and purchases of property, equipment and other of $16.1 million, partially offset by proceeds from the maturities and sales of investments of $781.3 million.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2021 consisted of $18.2 million in proceeds from the issuance of common stock under our equity incentive and stock purchase plans, partially offset by $15.0 million of withholding taxes paid related to net share settlements of equity awards.
Cash used in financing activities for the nine months ended September 30, 2020 included $26.1 million of withholding taxes paid related to net share settlements of equity awards, partially offset by $19.7 million in proceeds from the issuance of common stock under our equity incentive and stock purchase plans.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations as of September 30, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any material off-balance-sheet arrangements, as defined by applicable SEC regulations.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2021, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 submitted to the SEC on February 10, 2021.

Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks as of September 30, 2021 have not changed significantly from those described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In September 2019, we received a notice letter regarding an ANDA submitted to the FDA by MSN, requesting approval to market a generic version of CABOMETYX tablets. MSN’s initial notice letter included a Paragraph IV certification with respect to our U.S. Patent Nos. 8,877,776, 9,724,342, 10,034,873 and 10,039,757, which are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, also referred to as the Orange Book, for CABOMETYX. MSN’s initial notice letter did not provide a Paragraph IV certification against U.S. Patent No. 7,579,473, the composition of matter patent, or U.S. Patent No. 8,497,284, a method of use patent, each of which is listed in the Orange Book. On October 29, 2019, we filed a complaint in the United States District Court for the District of Delaware (the Delaware District Court) for patent infringement against MSN asserting U.S. Patent No. 8,877,776 arising from MSN’s ANDA filing with the FDA. On November 20, 2019, MSN filed its response to the complaint, alleging that U.S. Patent No. 8,877,776 is invalid and not infringed. On May 5, 2020, we received notice from MSN that it had amended its ANDA to assert additional Paragraph IV certifications. The ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of the two previously unasserted CABOMETYX patents: U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284. On May 11, 2020, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284 arising from MSN’s amended ANDA filing with the FDA. Neither of our complaints alleges infringement of U.S. Patent Nos. 9,724,342, 10,034,873 and 10,039,757. On May 22, 2020, MSN filed its response to the complaint, alleging that each of U.S. Patent No. 7,579,473 and U.S. Patent No. 8,497,284 is invalid and not infringed. On March 23, 2021, MSN filed its First Amended Answer and Counterclaims (amending its prior filing from May 22, 2020), seeking, among other things, a declaratory judgment that U.S. Patent No. 9,809,549 is invalid and would not be infringed by MSN if its generic version of CABOMETYX tablets were approved by the FDA. U.S. Patent No. 9,809,549 is not listed in the Orange Book. On April 7, 2021, we filed our response to MSN’s First Amended Answer and Counterclaims, denying, among other things, that U.S. Patent No. 9,809,549 is invalid or would not be infringed.
On October 1, 2021, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to U.S. Patent Nos. 7,579,473 and 8,497,284, if those claims are not found to be invalid, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s ANDA product prior to the expiration of U.S. Patent Nos. 7,579,473 and 8,497,284 would also infringe certain claims of each patent, if those claims are not found to be invalid. Then, on October 12, 2021, pursuant to a separate stipulation between us and MSN, the Delaware District Court entered an order dismissing MSN’s counterclaims with respect to U.S. Patent No. 9,809,549. In our complaints, we are seeking, among other relief, an order that the effective date of any FDA approval of MSN’s ANDA be a date no earlier than the expiration of all of U.S. Patent No. 7,579,473, U.S. Patent No. 8,497,284 and U.S. Patent No. 8,877,776, the latest of which expires on October 8, 2030, and equitable relief enjoining MSN from infringing these patents. These lawsuits against MSN have been consolidated, and a bench trial has been scheduled for May 2022.
In May 2021, we received notice letters from Teva regarding an ANDA Teva submitted to the FDA, requesting approval to market a generic version of CABOMETYX tablets. Teva’s notice letters included a Paragraph IV certification with respect to our U.S. Patent Nos. 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Orange Book and expire in 2033, 2031 and 2031, respectively. Teva’s notice letters did not provide a Paragraph IV certification against any additional CABOMETYX patents. On June 17, 2021, we filed a complaint in the Delaware District Court for patent infringement against Teva, along with Teva Pharmaceutical Industries Limited (Teva Parent), asserting U.S. Patent Nos. 9,724,324 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment) arising from Teva’s ANDA filing with the FDA. On August 27, 2021, Teva filed its answer and counterclaims to the complaint, alleging that all of U.S. Patent Nos. 9,724,324, 10,034,873 and 10,039,757 are invalid and not infringed, and on August 23, 2021, we and Teva entered into a stipulation wherein Teva Parent was dismissed without prejudice from this lawsuit and agreed to be bound by any stipulation, judgment, order or decision rendered as to Teva, including any appeals and any order granting preliminary or permanent injunctive relief against Teva. On September 17, 2021, we filed an answer to Teva’s counterclaims. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA be a date no earlier than the expiration of all of U.S. Patent Nos. 9,724,342, 10,034,873 and 10,039,757, the latest of which expires on July 9, 2033, and equitable relief enjoining Teva from infringing these patents. A bench trial has been scheduled for June 2023.

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
•Our clinical, regulatory and commercial collaborations with major companies make us reliant on those companies for their continued performance and investments, which subjects us to a number of risks. For example, we rely on Ipsen and Takeda for the commercial success of CABOMETYX in its approved indications outside of the U.S., and we are unable to control the amount or timing of resources expended by these collaboration partners in the commercialization of CABOMETYX in its approved indications outside of the U.S. In addition, our growth potential is dependent in part upon companies with which we have entered into research collaborations, in-licensing arrangements and similar business development relationships.
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
Our ability to grow revenues from sales of CABOMETYX depends upon the degree of market acceptance among physicians, patients, healthcare payers, and the medical community.
Our ability to increase or maintain revenues from sales of CABOMETYX for its approved indications is, and if approved for additional indications will be, highly dependent upon the extent of market acceptance of CABOMETYX among physicians, patients, government healthcare payers such as Medicare and Medicaid, commercial healthcare plans and the medical community. Market acceptance for CABOMETYX could be impacted by numerous factors, including the effectiveness and safety profile, or the perceived effectiveness and safety profile, of CABOMETYX compared to competing products, the strength of CABOMETYX sales and marketing efforts and changes in pricing and reimbursement for CABOMETYX. If CABOMETYX does not continue to be prescribed broadly for the treatment of patients in its approved indications, our product revenues could flatten or decrease, which could have a material adverse impact on our business, financial condition and results of operations.
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
Furthermore, the specific indications for which CABOMETYX is currently or may be approved, based on the results from clinical trials currently evaluating cabozantinib, are highly competitive. Several novel therapies and combinations of therapies have been approved, are in advanced stages of clinical development or are under expedited regulatory review in these indications, and these other therapies are currently competing or are expected to compete with CABOMETYX. Given the shifting landscape of therapeutic strategy following the advent of ICIs, we believe our future success will depend upon our ability to achieve positive clinical trial results for therapies combining cabozantinib with ICIs across multiple indications, and if approved, successfully commercialize such combination therapies. While we have had success in adapting our development strategy for the cabozantinib franchise to address the expanding role of therapies that combine ICIs with other targeted agents, including the FDA approval of CABOMETYX in combination with OPDIVO as a first-line treatment of patients with advanced RCC, it is uncertain whether current and future clinical trials, including those evaluating cabozantinib in combination with an ICI in HCC, NSCLC and mCRPC, will lead to regulatory approvals, or whether physicians will prescribe regimens containing cabozantinib instead of competing product combinations. Moreover, the complexities of this development strategy have required and are likely to continue to require collaboration with some of our competitors.
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
In addition, there are pending federal and state-level legislative proposals that would significantly expand government-provided health insurance coverage, ranging from establishing a single-payer, national health insurance system to more limited “buy-in” options to existing public health insurance programs, each of which could have a significant impact on the healthcare industry. It is also possible that additional governmental actions will be taken in response to the ongoing COVID-19 pandemic, and that such actions would have a significant impact on these public health insurance programs. While we cannot predict how future legislation (or enacted legislation that has yet to be implemented) will affect our business, such proposals could have the potential to impact access to and sales of our products. Furthermore, the expansion of the 340B Drug Discount Program through the PPACA (the 340B Program) has increased the number of purchasers who are eligible for significant discounts on branded drugs, including our marketed products. Because we participate in the 340B Program to sell a portion of our marketed products, changes in the administration of the program could have a material adverse impact on our revenues, including the implementation of the program’s Administrative Dispute Resolution Process, which is in part intended to resolve claims by covered entities that manufacturers have overcharged them for covered outpatient drugs. Due to general uncertainty in the current regulatory and healthcare policy environment, and specifically regarding positions that the Biden Administration may take with respect to these issues, we are unable to predict the impact of any legislative, regulatory, third-party payer or policy actions, including potential cost containment and healthcare reform measures. If enacted, we and any third parties we may engage may be unable to adapt to any changes implemented as a result of such measures, and we may have difficulties in sustaining profitability or otherwise experience a material adverse impact on our business, financial condition and results of operations.
Pricing for pharmaceutical products in the U.S. has come under increasing attention and scrutiny by federal and state governments, legislative bodies and enforcement agencies. This may result in actions that have the effect of reducing our revenue or harming our business or reputation.
There continue to be U.S. Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as executive orders, designed to, among other things: reduce or limit the prices of drugs and make them more affordable for patients (including, for example, by tying the prices that Medicare reimburses for physician-administered drugs to the prices of drugs in other countries); reform the structure and financing of Medicare Part D pharmaceutical benefits, including through increasing manufacturer contributions to offset Medicare beneficiary costs; bring more transparency to drug pricing rationale and methodologies; implement data collection and reporting under Section 204 of Title II of Division BB of the Consolidated Appropriations Act, 2021, which requires, among other things, health plans and issuers to disclose rebates, fees and other remuneration provided by drug manufacturers related to certain pharmaceutical products; enable the government to negotiate prices under Medicare; revise rules associated with the calculation of average manufacturer price and best price under Medicaid, which affect the amount of rebates that we pay on prescription drugs under Medicaid and to covered entities under the 340B Program; eliminate the Anti-Kickback Statute (AKS) discount safe harbor protection for manufacturer rebate arrangements with Medicare Part D plan sponsors; create new AKS safe harbors applicable to certain point-of-sale discounts to patients and fixed fee administrative fee payment arrangements with pharmacy benefit managers; and facilitate the importation of certain lower-cost drugs from other countries. For instance, President Biden issued an executive order in July 2021 supporting legislation to enact some of these drug pricing reforms, and in response, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices in September 2021 with specific legislative and administrative policies that Congress could enact to help improve affordability of and access to prescription drugs. While we cannot know the final form or timing of any such legislative, regulatory and/or administrative measures, some of the pending and enacted legislative proposals or executive rulemaking, such as those incorporating International Pricing Index or Most-Favored-Nation models, if implemented without successful legal challenges, would likely have a significant and far-reaching impact on the biopharmaceutical industry and therefore also likely have a material adverse impact on our business, financial condition and results of operations.
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
Additionally, cost-control initiatives, increasingly based on affordability and accessibility, as well as post-marketing assessments of the added value of CABOMETYX and COMETRIQ as compared to existing treatments, could influence the prices paid for and net revenues we realize from CABOMETYX and COMETRIQ, or the indications for which we are able to obtain reimbursement, which would result in lower license revenues to us. Upcoming legislative and policy changes in the EU, some of which may materialize during 2022, are aimed at increasing cooperation between the EU Member States. Such initiatives, particularly the Regulation on Health Technology Assessment, may further impact the price and reimbursement status of CABOMETYX and COMETRIQ in the future.
Legislation and regulatory action designed to reduce barriers to the development, approval and adoption of generic drugs in the U.S., and the entrance of generic competitors, could limit the revenue we derive from our products, which could have a material adverse impact on our business, financial condition and results of operations.
Under the Federal Food, Drug, and Cosmetic Act (FDCA), the FDA can approve an ANDA for a generic version of a branded drug without the applicant undertaking the human clinical testing necessary to obtain approval to market a new drug. The FDA can also approve a New Drug Application (NDA) under section 505(b)(2) of the FDCA that relies in part on the agency’s findings of safety and/or effectiveness for a previously approved drug, where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. Both the ANDA and 505(b)(2) NDA processes are discussed in more detail in “Item 1. Business—Government Regulation—FDA Review and Approval” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. In either case, if an ANDA or 505(b)(2) NDA applicant submits an application referencing one of our marketed products prior to the expiry of one or more our Orange Book-listed patents for the applicable product, we may litigate with the potential generic competitor to protect our patent rights, which would result in substantial costs, divert the attention of management, and could have an adverse impact on our stock price. For example, MSN and Teva have separately submitted ANDAs to the FDA requesting approval to market their respective generic versions of CABOMETYX tablets, and we have subsequently filed patent lawsuits against both companies. For a more detailed discussion of these litigation matters, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. It is possible that MSN, Teva or other companies, following FDA approval of an ANDA or 505(b)(2) NDA, could introduce generic or otherwise competitor versions of our marketed products before our patents expire if they do not infringe our patents or if it is determined that our patents are invalid or unenforceable, and we expect that generic cabozantinib products would be offered at a significantly lower price compared to our marketed cabozantinib products. Therefore, regardless of the regulatory approach, the introduction of a generic version of cabozantinib could significantly decrease our revenues derived from the U.S. sales of CABOMETYX and thereby materially harm our business, financial condition and results of operations.
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
To help patients afford our products, we have a patient assistance program and also occasionally make donations to independent charitable foundations that help financially needy patients. These types of programs designed to assist patients with affording pharmaceuticals have become the subject of Congressional interest and enhanced government scrutiny. The HHS Office of Inspector General established guidelines permitting pharmaceutical manufacturers to make donations to charitable organizations that provide co-pay assistance to Medicare patients, provided that manufacturers meet certain specified compliance requirements. In the event we make such donations but are found not to have complied with these guidelines and other laws or regulations respecting the operation of these programs, we could be subject to significant damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. We also rely on a third-party hub provider and exercise oversight to monitor patient assistance program activities. Hub providers are generally hired by manufacturers to assist patients with insurance coverage, financial assistance and treatment support after the patients receive a prescription from their healthcare professional. For manufacturers of specialty pharmaceuticals (including our marketed products), the ability to have a single point of contact for their therapies helps ensure efficient medication distribution to patients. Accordingly, our hub activities are also subject to scrutiny and may create risk for us if not conducted appropriately. A variety of entities, including independent charitable foundations and pharmaceutical manufacturers, but not including our company, have received subpoenas from the U.S. Department of Justice and other enforcement authorities seeking information related to their patient assistance programs and support. Should we or our hub providers receive a subpoena or other process, regardless of whether we are ultimately found to have complied with the regulations governing patient assistance programs, this type of government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
We are subject to laws and regulations relating to privacy, data protection and the collection and processing of personal data. Failure to maintain compliance with these regulations could create additional liabilities for us.
The legislative and regulatory landscape for privacy and data protection continues to evolve in the U.S. and other jurisdictions around the world. For example, the California Consumer Privacy Act of 2018 (CCPA) went into operation in 2020 and affords California residents expanded privacy rights and protections, including civil penalties for violations and statutory damages under a private right of action for data security breaches. These protections will be expanded by California Privacy Rights Act of 2020 (CPRA), which will be operational in most key respects on January 1, 2023. Similar legislative proposals have passed or are being advanced in other states, and Congress is also considering federal privacy legislation. In addition, most healthcare professionals and facilities are subject to privacy and security requirements under HIPAA. Although we are not considered to be a covered entity or business associate under HIPAA, we could be subject to penalties if we use or disclose individually identifiable health information in a manner not authorized or permitted by HIPAA. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. For example, the EU General Data Protection Regulation 2016/679 (GDPR) regulates the processing of personal data of individuals within the EU, even if, under certain circumstances, that processing occurs outside the EU, and also places restrictions on transfers of such data to countries outside of the EU, including the U.S. Should we fail to provide adequate privacy or data security protections or maintain compliance with these laws and regulations, including the CCPA, CPRA and GDPR, we could be subject to sanctions or other penalties, litigation or an increase in our cost of doing business.
Risks Related to Growth of Our Product Portfolio and Research and Development
Clinical testing of cabozantinib for new indications, or of new product candidates, is a lengthy, costly, complex and uncertain process that may fail ultimately to demonstrate safety and efficacy data for those products sufficiently differentiated to compete in our highly competitive market environment.
Clinical trials are inherently risky and may reveal that cabozantinib, despite its approval for certain indications, or a new product candidate, is ineffective or has an unacceptable safety profile with respect to an intended use. Such results may significantly decrease the likelihood of regulatory approval of a product candidate or of an approved product for a new indication. Moreover, the results of preliminary studies do not necessarily predict clinical or commercial success, and late-stage or other potentially label-enabling clinical trials may fail to confirm the results observed in early-stage trials or preliminary studies. Although we have established timelines for manufacturing and clinical development of cabozantinib and our other product candidates based on existing knowledge of our compounds in development and industry metrics, we may not be able to meet those timelines.
We may experience numerous unforeseen events, during or as a result of clinical investigations, that could delay or prevent commercialization of cabozantinib in new indications or of new product candidates, and in some cases, as described in the risk factor titled, “If the COVID-19 pandemic is further prolonged or becomes more severe, our business operations and corresponding financial results could suffer, which could have a material adverse impact on our financial condition and prospects for growth,” the COVID-19 pandemic has already increased and may further increase the potential for such events to occur. These events may include:
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
We may not be able to pursue the further development of the cabozantinib franchise or our other product candidates or meet current or future requirements of the FDA or regulatory authorities in other jurisdictions in accordance with our stated timelines or at all. Our planned clinical trials may not begin on time, or at all, may not be completed on schedule, or at all, may not be sufficient for registration of our product candidates or may not result in an approvable product. The duration and the cost of clinical trials vary significantly as a result of factors relating to the clinical trial, including, among others: the characteristics of the product candidate under investigation; the number of patients who ultimately participate in the clinical trial; the duration of patient follow-up; the number of clinical sites included in the trials; and the length of time required to enroll eligible patients.
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
The activities associated with the research, development and commercialization of the cabozantinib franchise and our other product candidates are subject to extensive regulation by the FDA and other regulatory agencies in the U.S., as well as by comparable regulatory authorities in other territories. The processes of obtaining regulatory approvals in the U.S. and other foreign jurisdictions is expensive and often takes many years, if approval is obtained at all, and they can vary substantially based upon the type, complexity and novelty of the product candidates involved. For example, before an NDA or sNDA can be submitted to the FDA, or a marketing authorization application to the EMA or any application or submission to comparable regulatory authorities in other jurisdictions, the product candidate must undergo extensive clinical trials, which can take many years and require substantial expenditures.
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
Even if the FDA or a comparable authority in another jurisdiction approves cabozantinib for one or more new indications, such approval may be limited, imposing significant restrictions on the indicated uses, conditions for use, labeling, distribution, and/or production of the product and could impose requirements for post-marketing studies, including additional research and clinical trials, all of which may result in significant expense and limit our and our collaboration partners’ ability to commercialize cabozantinib in one or more new indications. Failure to complete post-marketing requirements of the FDA in connection with a specific approval in accordance with the timelines and conditions set forth by the FDA could significantly increase costs or delay, limit or ultimately restrict the commercialization of cabozantinib in that indication. Regulatory agencies could also impose various administrative, civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. Further, current or any future laws or executive orders governing FDA or foreign regulatory approval processes that may be enacted or executed, including in response to the COVID-19 pandemic could have a material adverse impact on our business, financial condition, and results of operations.
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
With respect to acquisitions, we may not be able to integrate the target company successfully into our existing business, maintain the key business relationships of the target company, or retain key personnel of the acquired business. Furthermore, we could assume unknown or contingent liabilities or otherwise incur unanticipated expenses. Any acquisitions or investments made by us also could result in our spending significant amounts, issuing dilutive securities, assuming or incurring significant debt obligations and contingent liabilities, incurring large one-time expenses and acquiring intangible assets that could result in significant future amortization expense and significant write-offs, any of which could harm our financial condition and results of operations. If our drug discovery efforts, including research collaborations, in-

licensing arrangements and other business development activities, do not result in suitable product candidates, our business and prospects for growth could suffer.
Risks Related to Financial Matters and Capital Requirements
Our profitability could be negatively impacted if expenses associated with our extensive clinical development, business development and commercialization activities, both for the cabozantinib franchise and our earlier-stage product candidates, grow more quickly than the revenues we generate.
Although we reported net income of $38.2 million and $135.9 million for the three and nine months ended September 30, 2021 and $111.8 million for the year ended December 31, 2020, we may not be able to maintain or increase profitability on a quarterly or annual basis, and we are unable to predict the extent of future profits or losses. The amount of our net profits or losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the U.S.; our achievement of clinical, regulatory and commercial milestones, if any, under our collaboration agreements; the amount of royalties from sales of CABOMETYX and COMETRIQ outside of the U.S. under our collaboration agreements; other collaboration revenues; and the level of our expenses, including those associated with our extensive drug discovery, clinical development, business development and commercialization activities, both for the cabozantinib franchise and our earlier-stage product candidates. For example, we reported a net loss for the quarter ended September 30, 2020, primarily due to substantial increases in clinical trial costs, license and other collaboration costs, and personnel expenses relative to the prior fiscal quarters, and it is possible that we may experience net losses in future fiscal quarters or fiscal years, whether due to increases in costs and expenses or otherwise. We expect to continue to spend substantial amounts to fund the continued development of the cabozantinib franchise for additional indications and the commercialization of our approved products. In addition, we intend to continue to expand our oncology product pipeline through our drug discovery efforts, including research collaborations, in-licensing arrangements and other business development activities that align with our oncology drug development, regulatory and commercial expertise, which efforts could involve substantial costs. To offset these costs in the future, we will need to generate substantial revenues. If these costs exceed our current expectations, or we fail to achieve anticipated revenue targets, the market value of our common stock may decline.
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
Risks Related to Our Relationships with Third Parties
We rely on Ipsen and Takeda for the commercial success of CABOMETYX in its approved indications outside of the U.S., and we are unable to control the amount or timing of resources expended by these collaboration partners in the commercialization of CABOMETYX in its approved indications outside of the U.S.
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
We work with scientific advisors at academic and other institutions, as well as third-party contractors in various locations throughout the world, that assist us in our research and development efforts, including in drug discovery and preclinical development strategy. These third parties are not our employees and may have other commitments or contractual obligations that limit their availability to us. Although these third-party scientific advisors and contractors generally agree not to do competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services. There has also been increased scrutiny surrounding the disclosures of payments made to medical researchers from companies in the pharmaceutical industry, and it is possible that the academic and other institutions that employ these medical researchers may prevent us from engaging them as scientific advisors and contractors or otherwise limit our access to these experts, or that the scientific advisors themselves may now be more reluctant to work with industry partners. Even if these scientific advisors and contractors with whom we have engaged intend to meet their contractual obligations, their ability to perform services may be impacted by increased demand for such services from other companies or by other external factors, such as reduced capacity to perform services, as we experienced in the early stages of the COVID-19 pandemic. If we experience additional delays in the receipt of services, lose work performed by these scientific advisors and contractors or are unable to engage them in the first place, our discovery and development efforts with respect to the matters on which they were working or would work in the future may be significantly delayed or otherwise adversely affected.
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
In addition, because patent applications can take many years to issue, third parties may have pending applications, unknown to us, which may later result in issued patents that cover the production, manufacture, commercialization or use of our product candidates. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. They may also be negatively impacted by the decisions of foreign courts, which could limit the protection contemplated by the original regulatory approval and our ability to thwart the development of competing products that might otherwise have been determined to infringe our intellectual property rights. Furthermore, others may independently develop similar or alternative technologies or design around our patents. In addition, our patents may be challenged or invalidated or may fail to provide us with any competitive advantages, if, for example, others were the first to invent or to file patent applications for closely related inventions.
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the patent owner has failed to “work” the invention in that country or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Initiatives seeking compulsory licensing of life-saving drugs are also becoming increasingly prevalent in developing countries either through direct legislation or international initiatives. Governments in those developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products or product candidates, thereby reducing our product sales. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection, which makes it difficult to stop infringement. We also rely on trade secret protection for some of our confidential and proprietary information, and we have taken security measures to protect our proprietary information and trade secrets, but these measures may not provide adequate protection. While we seek to protect our proprietary information by entering into confidentiality agreements with employees, partners and consultants, we cannot provide assurance that our proprietary information will not be disclosed, or that we can meaningfully protect our trade secrets. In addition, our competitors may independently develop substantially equivalent proprietary information or may otherwise gain access to our trade secrets.
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
To date, the COVID-19 pandemic has had a modest impact on our business operations, in particular with respect to our clinical trial, drug discovery and commercial activities. For example, to varying degrees and at different rates across our clinical trials, we experienced declines in screening and enrollment activity during the early days of the COVID-19 pandemic, as well as delays in new site activations and restrictions on the access to treatment sites that is necessary to monitor clinical study progress and administration. As the COVID-19 pandemic continues to have a significant presence in various parts of the world, particularly with the emergence of the Delta variant and other SARS-CoV-2 variants, the impact on our clinical development operations could continue or grow more severe. We anticipate that a further prolonged, or more severe, global public health crisis could limit our ability to identify and work with clinical investigators at clinical trial sites globally to enroll, initiate and maintain treatment per protocol of patients for our ongoing clinical trials. Disruptions to medical and administrative operations at clinical trial sites and the implementation of crisis management initiatives have and may continue to reduce personnel and other resources necessary to conduct our clinical trials, which could delay our clinical trial plans or require certain trials to be temporarily suspended. Moreover, quarantines and travel restrictions have impeded and may continue to impede patient movement or interrupt healthcare services, which we anticipate over time, could also interfere with and potentially negatively impact clinical trial execution, and ultimately results. In addition, increased costs connected with our efforts to mitigate the adverse impacts resulting from the COVID-19 pandemic on our clinical trials could cause the expenses we incur in conducting those clinical trials to increase considerably. Specifically, with respect to our clinical trials evaluating cabozantinib in combination with therapies that must be administered via professional intravenous infusion, such as COSMIC-313, COSMIC-021, CONTACT-01, CONTACT-02, CONTACT-03, our early-stage trials evaluating XL092, XL102 and other product candidates to the extent they may incorporate additional therapies that must be administered via professional intravenous infusion, or our early-stage trial evaluating XB002 that must be administered via professional intravenous infusion, limited patient movement or interrupted healthcare services at medical institutions have delayed in some instances, and may continue to delay or prevent, on-site infusion of XB002 or therapies being evaluated in combination with cabozantinib or our other product candidates. If a sizable portion of patients in our combination studies are unable or unwilling to receive all components of the combination therapy being tested in accordance with the applicable clinical trial protocol, it could cause those studies to be delayed, suspended or prevented from producing statistically significant results. Depending upon the duration and severity of the COVID-19 pandemic, we could also experience delays in the commencement of new clinical trials of cabozantinib, or our earlier-stage investigative product candidates. The COVID-19 pandemic could also impede clinical operations and delay our planning and preparation timelines for new clinical trials, as well as adversely affect our ability to obtain regulatory approval for clinical protocols and increase the operating expenses associated with these new clinical trials.
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
Although as of the date of this Quarterly Report on Form 10-Q, we continue to maintain sufficient safety stock inventories for our drug substance and drug products and have not experienced production delays or seen significant impairment to our supply chain as a result of the COVID-19 pandemic, our third-party contract manufacturers and suppliers could experience operational delays due to facility closures and other hardships as a result of the COVID-19 pandemic, which could impact our supply chain by potentially causing delays to or disruptions in the supply of our commercial or clinical products or product candidates. These delays or disruptions could be further exacerbated if the COVID-19 pandemic begins to impact essential distribution systems, which could substantially increase delivery times and costs, or otherwise adversely affect our ability to provide our products to customers and clinical trial sites and generate product revenues.
In response to the COVID-19 pandemic, we have taken numerous precautions, some temporary and others still in place, to help mitigate the risk of transmission of the virus in the workplace, including: initially reducing the number of our employees working on-site at our Alameda headquarters; implementing a vaccination mandate and maintaining enhanced safety and social distancing protocols for those employees who have returned to working on-site, as well as initiating an on-site COVID-19 testing program; limiting certain non-essential business travel for our employees; and partially limiting the circumstances under which our field employees may engage in in-person promotional activities with healthcare professionals. Over a longer period, these measures could delay our research and development programs, reduce engagements with potential prescribers for our products, and impede our ability to execute on our long-term business plans. Further, even though our Alameda-based workforce has largely returned to working on-site at our headquarters consistent with the policies in place prior to the COVID-19 pandemic, future periods of primarily remote work, if necessitated by the circumstances surrounding the COVID-19 pandemic, could impede the focused attention of management or reduce the productivity of teams that would otherwise be working closely together.

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
While we expect the COVID-19 pandemic to continue to have varying degrees of adverse impact on our business operations and, potentially in the future, our financial results, the extent of such adverse impact will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. Such developments include continued spread of the Delta variant in the U.S. and other countries and the potential emergence of other SARS-CoV-2 variants that may prove especially contagious or virulent, the ultimate duration of the pandemic and resulting disruptions to normal business and personal activities in the U.S. and in other countries, and the effectiveness of actions taken globally to contain and treat the disease, including the rate at which vaccinations are made available and are administered, the percentage of the population that becomes fully vaccinated and the effectiveness of the vaccines against Delta or other SARS-CoV-2 variants. These continuing or future effects could materially and adversely affect our business, financial condition, results of operations and growth prospects, and exacerbate the other risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.
If we are unable to manage our growth, there could be a material adverse impact on our business, financial condition and results of operations, and our prospects may be adversely affected.
We have experienced and expect to continue to experience growth in the number of our employees and in the scope of our operations, in particular as we continue to expand the cabozantinib franchise into new indications and grow our pipeline of product candidates. This growth places significant demands on our management and resources, and our current and planned personnel and operating practices may not be adequate to support our growth. To effectively manage our growth, we must continue to improve existing, and implement new, facilities, operational and financial systems, and procedures and controls, as well as expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies or control deficiencies. We continue to increase our management personnel to oversee our expanding operations, and recruiting and retaining qualified individuals is difficult. If we are unable to manage our growth effectively, including as a result of the COVID-19 pandemic or otherwise, or we are unsuccessful in recruiting qualified management personnel, there could be a material adverse impact on our business, financial condition and results of operations.
The loss of key personnel or the inability to retain and, where necessary, attract additional personnel could impair our ability to operate and expand our operations.
We are highly dependent upon the principal members of our management, as well as clinical, commercial and scientific staff, the loss of whose services might adversely impact the achievement of our objectives. For example, in September 2021, we announced the passing of Dr. Gisela Schwab, our President, Product Development and Medical Affairs and Chief Medical Officer, and Jon Berndt, our Senior Vice President, Sales. While we have continued to execute on our clinical development and commercial strategies, have filled the sales leadership position and are conducting a search to fill the Chief Medical Officer position, we cannot ensure that the losses of Dr. Schwab and Mr. Berndt will not negatively impact our business and operations. Also, we may not have sufficient personnel to execute our business plans. Retaining and, where necessary, recruiting qualified clinical, commercial, scientific and pharmaceutical operations personnel will be critical to support activities related to advancing the development program for the cabozantinib franchise and our other product candidates, successfully executing upon our commercialization plan for the cabozantinib franchise and our proprietary research and development efforts. Competition is intense for experienced clinical, commercial, scientific and pharmaceutical operations personnel, and we may be unable to retain or recruit such personnel with the expertise or experience necessary to allow us to successfully develop and commercialize our products. Similarly, the COVID-19 pandemic could negatively impact the health of key personnel or make it difficult to recruit qualified personnel for critical positions. Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Restated Certificate of Incorporation of Exelixis, Inc.	10-Q	000-30235	3.1	8/5/2021
3.2	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	3/3/2021
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

‡	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIXIS, INC.

November 2, 2021	By:	/s/ Christopher J. Senner
Date		Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)