Form 10-Q
period 2022-04-01
EXELIXIS, INC.
filed 2022-05-10
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended April 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☒
As of May 2, 2022, there were 320,740,721 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$723,269	$647,169
Short-term investments	847,060	819,905
Trade receivables, net	190,614	282,650
Inventory	28,467	27,493
Prepaid expenses and other current assets	53,333	57,530
Total current assets	1,842,743	1,834,747
Long-term investments	404,535	371,112
Property and equipment, net	106,169	104,031
Deferred tax assets, net	98,001	111,663
Goodwill	63,684	63,684
Other long-term assets	138,986	131,002
Total assets	$2,654,118	$2,616,239
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,285	$24,258
Accrued compensation and benefits	42,768	61,969
Accrued clinical trial liabilities	82,885	77,544
Rebates and fees due to customers	49,997	33,700
Accrued collaboration liabilities	32,492	86,753
Other current liabilities	63,652	53,366
Total current liabilities	289,079	337,590
Long-term portion of deferred revenues	8,035	8,739
Long-term portion of operating lease liabilities	50,636	51,272
Other long-term liabilities	12,517	8,023
Total liabilities	360,267	405,624
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000 shares authorized; issued and outstanding: 320,268 and 318,842 at March 31, 2022, and December 31, 2021, respectively	320	319
Additional paid-in capital	2,448,130	2,427,561
Accumulated other comprehensive loss	(6,665)	(758)
Accumulated deficit	(147,934)	(216,507)
Total stockholders' equity	2,293,851	2,210,615
Total liabilities and stockholders' equity	$2,654,118	$2,616,239
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Net product revenues	$310,298	$227,212
License revenues	32,067	27,528
Collaboration services revenues	13,615	15,490
Total revenues	355,980	270,230
Operating expenses:
Cost of goods sold	13,203	13,198
Research and development	156,671	159,288
Selling, general and administrative	102,863	102,351
Total operating expenses	272,737	274,837
Income (loss) from operations	83,243	(4,607)
Interest income	1,822	2,682
Other income (expense), net	164	(90)
Income (loss) before income taxes	85,229	(2,015)
Provision for (benefit from) income taxes	16,656	(3,616)
Net income	$68,573	$1,601
Net income per share:
Basic	$0.21	$0.01
Diluted	$0.21	$0.00
Weighted-average common shares outstanding:
Basic	319,582	312,473
Diluted	323,289	321,287
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$68,573	$1,601
Other comprehensive loss:
Net unrealized losses on available-for-sale debt securities, net of tax impact of $1,656 and $499	(5,907)	(1,736)
Comprehensive income (loss)	$62,666	$(135)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	318,842	$319	$2,427,561	$(758)	$(216,507)	$2,210,615
Net income	—	—	—	—	68,573	68,573
Other comprehensive loss	—	—	—	(5,907)	—	(5,907)
Issuance of common stock under equity incentive plans	1,426	1	5,512	—	—	5,513
Stock transactions associated with taxes withheld on equity awards	—	—	(4,960)	—	—	(4,960)
Stock-based compensation	—	—	20,017	—	—	20,017
Balance at March 31, 2022	320,268	$320	$2,448,130	$(6,665)	$(147,934)	$2,293,851

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	311,627	$312	$2,321,895	$4,476	$(447,570)	$1,879,113
Net income	—	—	—	—	1,601	1,601
Other comprehensive loss	—	—	—	(1,736)	—	(1,736)
Issuance of common stock under equity incentive plans	1,635	1	4,201	—	—	4,202
Stock transactions associated with taxes withheld on equity awards	—	—	(6,646)	—	—	(6,646)
Stock-based compensation	—	—	34,653	—	—	34,653
Balance at March 31, 2021	313,262	$313	$2,354,103	$2,740	$(445,969)	$1,911,187

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$68,573	$1,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,490	3,227
Stock-based compensation	19,759	34,653
Non-cash lease expense	1,385	1,221
Deferred taxes	15,318	(3,388)
Other, net	1,580	6,578
Changes in operating assets and liabilities:
Trade receivables, net	91,793	(17,690)
Inventory	(3,520)	(2,090)
Prepaid expenses and other assets	(3,605)	1,872
Deferred revenue	(1,169)	13,422
Accrued collaboration liabilities	(54,261)	1,005
Accounts payable and other liabilities	7,376	(867)
Net cash provided by operating activities	147,719	39,544
Cash flows from investing activities:
Purchases of property, equipment and other	(5,609)	(13,557)
Purchases of investments	(336,545)	(331,612)
Proceeds from maturities and sales of investments	267,615	407,424
Net cash (used in) provided by investing activities	(74,539)	62,255
Cash flows from financing activities:
Proceeds from issuance of common stock under equity incentive plans	4,891	2,791
Taxes paid related to net share settlement of equity awards	(4,686)	(5,441)
Net cash provided by (used in) financing activities	205	(2,650)
Net increase in cash, cash equivalents, and restricted cash equivalents	73,385	99,149
Cash, cash equivalents and restricted cash equivalents at beginning of period	663,891	320,772
Cash, cash equivalents and restricted cash equivalents at end of period	$737,276	$419,921

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (Exelixis, we, our or us) is an oncology-focused biotechnology company that strives to accelerate the discovery, development and commercialization of new medicines for patients with difficult-to-treat cancers. Using our considerable drug discovery, development and commercialization resources and capabilities, we have invented and brought to market innovative therapies that appropriately balance patient benefits and risks; we will continue to build on this foundation as we strive to provide cancer patients with new treatment options that improve upon current standards of care.
Today, four products that originated in Exelixis laboratories are available to be prescribed to patients. Sales related to our flagship molecule, cabozantinib, account for the large majority of our revenues. Cabozantinib is an inhibitor of multiple tyrosine kinases including MET, AXL, VEGF receptors and RET and has been approved by the U.S. Food and Drug Administration (FDA) and in 61 other countries as: CABOMETYX® (cabozantinib) tablets approved for advanced renal cell carcinoma (RCC), both alone and in combination with Bristol-Myers Squibb Company’s (BMS) OPDIVO® (nivolumab), for previously treated hepatocellular carcinoma (HCC) and, currently by the FDA and the European Commission (EC), for previously treated, radioactive iodine (RAI)-refractory differentiated thyroid cancer (DTC); and COMETRIQ® (cabozantinib) capsules approved for progressive, metastatic medullary thyroid cancer (MTC). For physicians treating these types of cancer, cabozantinib has become or is becoming an important medicine in their selection of effective therapies.
The other two products resulting from our discovery efforts are: COTELLIC® (cobimetinib), an inhibitor of MEK approved as part of multiple combination regimens to treat specific forms of advanced melanoma and marketed under a collaboration with Genentech, Inc. a member of the Roche Group (Genentech); and MINNEBRO® (esaxerenone), an oral, non-steroidal, selective blocker of the mineralocorticoid receptor approved for the treatment of hypertension in Japan and licensed to Daiichi Sankyo Company, Limited (Daiichi Sankyo).
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
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial statements for the periods presented have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any future period. The accompanying Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2021, included in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on February 18, 2022.
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2022, which is a 52-week fiscal year, will end on December 30, 2022 and fiscal year 2021, which was a 52-week fiscal year, ended on December 31, 2021. For convenience, references in this report as of and for the three months ended April 1, 2022 and April 2, 2021, and as of and for the fiscal year ending December 30, 2022 are indicated as being as of and for the three months ended March 31, 2022 and March 31, 2021, and the year ending December 31, 2022, respectively.

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
Significant Accounting Policies
There have been no material changes to our significant accounting policies during the three months ended March 31, 2022, compared to the significant accounting policies disclosed in “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Recently Adopted Accounting Pronouncements
There were no new accounting pronouncements adopted by us since our filing of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could have a significant effect on our Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Adopted
There were no new accounting pronouncements issued since our filing of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could have a significant effect on our Condensed Consolidated Financial Statements.

NOTE 2. REVENUES
Revenues consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Product revenues:
Gross product revenues	$448,237	$314,205
Discounts and allowances	(137,939)	(86,993)
Net product revenues	310,298	227,212
Collaboration revenues:
License revenues	32,067	27,528
Collaboration services revenues	13,615	15,490
Total collaboration revenues	45,682	43,018
Total revenues	$355,980	$270,230
The percentage of total revenues by customer who individually accounted for 10% or more of our total revenues were as follows:

	Three Months Ended March 31,
	2022	2021
Affiliates of McKesson Corporation	19%	13%
Affiliates of CVS Health Corporation	17%	15%
Affiliates of AmerisourceBergen Corporation	17%	14%
Ipsen Pharma SAS	10%	13%
Affiliates of Optum Specialty Pharmacy	10%	9%
The percentage of trade receivables by customer who individually accounted for 10% or more of our trade receivables were as follows:

	March 31, 2022	December 31, 2021
Affiliates of McKesson Corporation	22%	10%
Ipsen Pharma SAS	21%	50%
Affiliates of AmerisourceBergen Corporation	21%	11%
Affiliates of CVS Health Corporation	15%	9%
Revenues by geographic region were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
U.S.	$314,065	$229,957
Europe	34,527	33,806
Japan	7,388	6,467
Total revenues	$355,980	$270,230
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
Net product revenues by product were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
CABOMETYX	$302,812	$223,595
COMETRIQ	7,486	3,617
Net product revenues	$310,298	$227,212
Product Sales Discounts and Allowances
The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Chargebacks, Discounts for Prompt Payment and Other	Other Customer Credits/Fees and Co-pay Assistance	Rebates	Total
Balance at December 31, 2021	$14,625	$8,875	$24,825	$48,325
Provision related to sales made in:
Current period	86,620	12,087	38,734	137,441
Prior periods	154	(43)	387	498
Payments and customer credits issued	(83,004)	(10,227)	(24,641)	(117,872)
Balance at March 31, 2022	$18,395	$10,692	$39,305	$68,392
The allowance for chargebacks, discounts for prompt payment and other are recorded as a reduction of trade receivables, net and the remaining reserves are recorded as rebates and fees due to customers in the accompanying Condensed Consolidated Balance Sheets.
Contract Assets and Liabilities
We receive payments from our collaboration partners based on billing schedules established in each contract. Amounts are recorded as accounts receivable when our right to consideration is unconditional. We may also recognize revenue in advance of the contractual billing schedule and such amounts are recorded as a contract asset when recognized. We may be required to defer recognition of revenue for upfront and milestone payments until we perform our obligations under these arrangements, and such amounts are recorded as deferred revenue upon receipt or when due. For those contracts that have multiple performance obligations, contract assets and liabilities are reported on a net basis at the contract level. Contract assets are primarily related to Ipsen Pharma SAS (Ipsen) and contract liabilities are primarily related to deferred revenues from Takeda Pharmaceutical Company Limited (Takeda).

Contract assets and liabilities were as follows (in thousands):

	March 31, 2022	December 31, 2021
Contract assets (1)	$3,235	$1,665

Contract liabilities:
Current portion (2)	$7,349	$7,814
Long-term portion (3)	8,035	8,739
Total contract liabilities	$15,384	$16,553
____________________
(1)    Presented in other long-term assets in the accompanying Condensed Consolidated Balance Sheets.
(2)    Presented in other current liabilities in the accompanying Condensed Consolidated Balance Sheets.
(3)    Presented in the long-term portion of deferred revenues in the accompanying Condensed Consolidated Balance Sheets
During the three months ended March 31, 2022, and 2021, we recognized $2.4 million and $2.5 million, respectively, in revenues that were included in the beginning deferred revenues balance for those periods.
During the three months ended March 31, 2022, and 2021, we recognized $31.7 million and $27.8 million, respectively, in revenues for performance obligations satisfied in previous periods. Such revenues were primarily related to royalty payments allocated to the license performance obligations for our collaborations with Ipsen, Takeda, Daiichi Sankyo and Genentech.
As of March 31, 2022, $87.4 million of the combined transaction prices for our Ipsen and Takeda collaborations were allocated to our research and development services performance obligations that had not yet been satisfied. See “Note 3. Collaboration Agreements and Business Development Activities” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for information about the expected timing to satisfy these performance obligations.

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
See “Note 3. Collaboration Agreements and Business Development Activities” to our Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or as further described below, for additional information on certain of our collaboration agreements and in-licensing arrangements.
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

Revenues under the collaboration agreement with Ipsen were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
License revenues	$24,614	$22,451
Collaboration services revenues	9,913	11,355
Total	$34,527	$33,806
As of March 31, 2022, $46.7 million of the transaction price was allocated to our research and development services performance obligations that have not yet been satisfied.
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
Revenues under the collaboration agreement with Takeda were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
License revenues	$2,365	$1,301
Collaboration services revenues	3,702	4,135
Total	$6,067	$5,436

As of March 31, 2022, $40.6 million of the transaction price was allocated to our research and development services performance obligations that have not yet been satisfied.
Royalty Pharma
In October 2002, we established a product development and commercialization collaboration agreement with GlaxoSmithKline (GSK), that required us to pay a 3% royalty to GSK on the worldwide net sales of any product incorporating cabozantinib by us and our collaboration partners. Effective January 1, 2021, Royalty Pharma plc (Royal Pharma) acquired from GSK all rights, title and interest in royalties on net product sales containing cabozantinib for non-U.S. markets for the full term of the royalty and for U.S. market through September 2026, after which time U.S. royalties will revert back to GSK. Royalties earned by Royalty Pharma in connection with our sales of cabozantinib are included in cost of goods sold and in connection with sales by our collaboration partners are included as a reduction of collaboration services revenues. Such royalties were $13.1 million and $10.1 million during the three months ended March 31, 2022, and 2021, respectively.
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

License revenues under the collaboration agreement with Genentech were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Profits on U.S. commercialization	$2,139	$1,794
Royalty revenues on ex-U.S. sales	$1,628	$951
Research Collaborations, In-Licensing Arrangements and Other Business Development Activities
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
In conjunction with an asset purchase agreement entered into in 2021, we will make a $4.0 million payment upon the completion of the technology transfer of certain materials and documents specified in the asset purchase agreement. We will also make payments for potential future development milestones of up to $42.0 million and regulatory milestones of up to $22.5 million, per product.

NOTE 4. CASH AND INVESTMENTS
Cash, Cash Equivalents and Restricted Cash Equivalents
A reconciliation of cash, cash equivalents, and restricted cash equivalents reported in the accompanying Condensed Consolidated Balance Sheets to the amount reported within the accompanying Condensed Consolidated Statements of Cash Flows was as follows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$723,269	$647,169
Restricted cash equivalents included in other long-term assets	14,007	16,722
Cash, cash equivalents, and restricted cash equivalents as reported in the accompanying Condensed Consolidated Statements of Cash Flows	$737,276	$663,891
Restricted cash equivalents are used to collateralize letters of credit and consist of money-market funds and certificates of deposit with original maturities of 90 days or less. The restricted cash equivalents are classified as other long-term assets based upon the remaining term of the underlying restriction. As of March 31, 2022, restricted cash equivalents included $12.5 million of short-term investments, which is collateral under our January 2021 standby letter of credit to guarantee our obligation to fund a portion of the total tenant improvements related to our build-to-suit lease at our corporate campus. As we fund these tenant improvements, our restricted cash becomes available for operations. Our January 2021 standby letter of credit will remain effective through June 30, 2022.

Cash, Cash Equivalents, Restricted Cash Equivalents and Investments
Cash, cash equivalents, restricted cash equivalents and investments consisted of the following (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$954,283	$5	$(26)	$954,262
Corporate bonds	529,129	95	(7,123)	522,101
U.S. Treasury and government-sponsored enterprises	197,605	—	(1,141)	196,464
Municipal bonds	13,455	—	(169)	13,286
Total debt securities available-for-sale	1,694,472	100	(8,459)	1,686,113
Cash	97,602	—	—	97,602
Money market funds	87,255	—	—	87,255
Certificates of deposit	117,901	—	—	117,901
Total cash, cash equivalents, restricted cash equivalents and investments	$1,997,230	$100	$(8,459)	$1,988,871

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$945,801	$42	$(2)	$945,841
Corporate bonds	541,774	876	(1,672)	540,978
U.S. Treasury and government-sponsored enterprises	33,965	1	(21)	33,945
Municipal bonds	12,924	15	(35)	12,904
Total debt securities available-for-sale	1,534,464	934	(1,730)	1,533,668
Cash	135,653	—	—	135,653
Money market funds	66,531	—	—	66,531
Certificates of deposit	119,056	—	—	119,056
Total cash, cash equivalents, restricted cash equivalents and investments	$1,855,704	$934	$(1,730)	$1,854,908

Interest receivable was $2.6 million and $2.9 million as of March 31, 2022 and December 31, 2021, respectively, and is included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Realized gains and losses on the sales of investments were insignificant during the three months ended March 31, 2022, and 2021.

We manage credit risk associated with our investment portfolio through our investment policy, which limits purchases to high-quality issuers and limits the amount of our portfolio that can be invested in a single issuer. The fair value and gross unrealized losses on debt securities available-for-sale in an unrealized loss position were as follows (in thousands):

	March 31, 2022
	Fair Value	Gross Unrealized Losses
Corporate bonds	$456,676	$(7,123)
U.S. Treasury and government-sponsored enterprises	196,464	(1,141)
Commercial paper	32,460	(26)
Municipal bonds	13,286	(169)
Total	$698,886	$(8,459)

	December 31, 2021
	Fair Value	Gross Unrealized Losses
Corporate bonds	$385,053	$(1,672)
Commercial paper	43,290	(2)
U.S. Treasury and government-sponsored enterprises	18,962	(21)
Municipal bonds	7,475	(35)
Total	$454,780	$(1,730)
There were 197 and 133 investments in an unrealized loss position as of March 31, 2022 and December 31, 2021, respectively. All securities presented above have been in an unrealized loss position for less than twelve months except for two corporate bond securities with an aggregate fair value of $6.3 million and an aggregate immaterial unrealized loss as of March 31, 2022. During the three months ended March 31, 2022, and 2021, we did not record an allowance for credit losses or other impairment charges on our investment securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. Based on the scheduled maturities of our investments, we determined that it was more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The fair value of debt securities available-for-sale by contractual maturity was as follows (in thousands):

	March 31, 2022	December 31, 2021
Maturing in one year or less	$1,290,576	$1,168,256
Maturing after one year through five years	395,537	365,412
Total debt securities available-for-sale	$1,686,113	$1,533,668
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

The classifications within the fair value hierarchy of our financial assets that were measured and recorded at fair value on a recurring basis were as follows (in thousands):

	March 31, 2022
	Level 1	Level 2	Total
Commercial paper	$—	$954,262	$954,262
Corporate bonds	—	522,101	522,101
U.S. Treasury and government-sponsored enterprises	—	196,464	196,464
Municipal bonds	—	13,286	13,286
Total debt securities available-for-sale	—	1,686,113	1,686,113
Money market funds	87,255	—	87,255
Certificates of deposit	—	117,901	117,901
Total financial assets carried at fair value	$87,255	$1,804,014	$1,891,269

	December 31, 2021
	Level 1	Level 2	Total
Commercial paper	$—	$945,841	$945,841
Corporate bonds	—	540,978	540,978
U.S. Treasury and government-sponsored enterprises	—	33,945	33,945
Municipal bonds	—	12,904	12,904
Total debt securities available-for-sale	—	1,533,668	1,533,668
Money market funds	66,531	—	66,531
Certificates of deposit	—	119,056	119,056
Total financial assets carried at fair value	$66,531	$1,652,724	$1,719,255

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
Forward Foreign Currency Contracts
We have entered into forward contracts to hedge certain operational exposures for the changes in foreign currency exchanges rates associated with assets or liabilities denominated in foreign currencies, primarily the Euro.
As of March 31, 2022, we had one forward contract outstanding to sell €7.5 million. The forward contract with a maturity of three months is recorded at fair value and is included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The forward contract is considered a Level 2 in the fair value hierarchy of our fair value measurements. For the three months ended March 31, 2022, and 2021, we recognized $0.2 million and $0.4 million, respectively, of net gains on the maturity of our forward contracts, which is included in other income (expense), net on our Condensed Consolidated Statements of Income.

NOTE 6. INVENTORY
Inventory consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$10,858	$8,867
Work in process	27,778	27,717
Finished goods	14,653	12,927
Total	$53,289	$49,511

Balance Sheet classification:
Current portion included in inventory	$28,467	$27,493
Long-term portion included in other long-term assets	24,822	22,018
Total	$53,289	$49,511
NOTE 7. STOCK-BASED COMPENSATION
We allocated the stock-based compensation expense for our equity incentive plans and our Employee Stock Purchase Plan (ESPP) as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$8,899	$12,396
Selling, general and administrative	10,860	22,257
Total stock-based compensation expense	$19,759	$34,653
Stock-based compensation for each type of award under our equity incentive plans and ESPP were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	$3,678	$4,694
Restricted stock units	13,073	11,669
Performance stock units	1,709	17,947
ESPP	1,299	343
Total stock-based compensation expense	$19,759	$34,653
As of March 31, 2022, 4,152,901 shares were available for grant under the Exelixis, Inc. 2017 Equity Incentive Plan (as amended and restated, the 2017 Plan). The share reserve is reduced by 1 share for each share issued pursuant to a stock option and 1.5 shares for full value awards granted in the form of restricted stock units (RSUs).
During the three months ended March 31, 2022, we granted 233,476 stock options with a weighted average exercise price of $19.02 per share and a weighted average grant date fair value of $7.51 per share. As of March 31, 2022, there were 12,635,435 stock options outstanding and $24.8 million of related unrecognized compensation expense.
In March 2022, we awarded to certain employees an aggregate of 1,003,482 (the target amount) RSUs that are subject to a total shareholder return (TSR) market condition (the TSR-based RSUs). The TSR market condition is based on our relative TSR percentile rank compared to companies in the NASDAQ Biotechnology Index during the performance period, which is January 1, 2022 through January 3, 2025. Depending on the results relative to the TSR market condition, the holders of the TSR-based RSUs may earn up to 175% of the target amount of shares. 50% of the shares earned pursuant to the TSR-based RSU awards will vest at the end of the performance period, and the remainder will vest approximately one year later, subject to employee’s continuous service. These TSR-based RSUs will be forfeited if the market condition at or above a threshold level is not achieved at the end of the performance period on January 3, 2025.

We used a Monte Carlo simulation model and the following assumptions to determine the grant date fair value of $33.17 per share for the TSR-based RSUs:

Fair value of the Company’s common stock on grant date	$20.70
Expected volatility	46.85%
Risk-free interest rate	1.59%
Dividend yield	—%
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
During the three months ended March 31, 2022, we granted 3,549,973 service-based RSUs with a weighted average grant date fair value of $20.51 per share. As of March 31, 2022, there were 11,635,329 RSUs outstanding, including the TSR-based RSUs, and $209.6 million of related unrecognized compensation expense.
Stock options and service-based RSUs granted to employees during the three months ended March 31, 2022 have vesting conditions and contractual lives of a similar nature to those described in “Note 8. Employee Benefit Plans” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
As of March 31, 2022, there were 5,698,281 performance-based restricted stock units (PSUs) outstanding and $116.0 million of related unrecognized stock-based compensation expense. Expense recognition for PSUs commences when it is determined that achievement of the performance target is probable. For more information about our PSUs, see “Note 8. Employee Benefit Plans” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

NOTE 8. PROVISION FOR (BENEFIT FROM) INCOME TAXES
The effective tax rate for the three months ended March 31, 2022 differed from the U.S. federal statutory tax rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options during the period and the generation of federal tax credits, partially offset by state taxes. The effective rate for the three months ended March 31, 2021 differed from the U.S. federal statutory tax rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options, in relation to the generation of a small pre-tax loss during the period.

NOTE 9. NET INCOME PER SHARE
Net income per share - basic and diluted, were computed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$68,573	$1,601
Denominator:
Weighted-average common shares outstanding — basic	319,582	312,473
Dilutive securities	3,707	8,814
Weighted-average common shares outstanding — diluted	323,289	321,287

Net income per share — basic	$0.21	$0.01
Net income per share — diluted	$0.21	$0.00

Dilutive securities included outstanding stock options, unvested RSUs, including TSR-based RSUs, PSUs and ESPP contributions.
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

	Three Months Ended March 31,
	2022	2021
Anti-dilutive securities and contingently issuable shares excluded	16,522	10,007

NOTE 10. COMMITMENTS AND CONTINGENCIES
Overview
In September 2019, we received a notice letter regarding an Abbreviated New Drug Application (ANDA) submitted to the FDA by MSN Pharmaceuticals, Inc. (MSN), requesting approval to market a generic version of CABOMETYX tablets. MSN’s initial notice letter included a Paragraph IV certification with respect to our U.S. Patents No. 8,877,776 (salt and polymorphic forms), 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, also referred to as the Orange Book, for CABOMETYX. MSN’s initial notice letter did not provide a Paragraph IV certification against U.S. Patents No. 7,579,473 (composition of matter) or 8,497,284 (methods of treatment), each of which is listed in the Orange Book. On October 29, 2019, we filed a complaint in the United States District Court for the District of Delaware (the Delaware District Court) for patent infringement against MSN asserting infringement of U.S. Patent No. 8,877,776 arising from MSN’s ANDA filing with the FDA. On November 20, 2019, MSN filed its response to the complaint, alleging that the asserted claims of U.S. Patent No. 8,877,776 are invalid and not infringed. On May 5, 2020, we received notice from MSN that it had amended its ANDA to include additional Paragraph IV certifications. In particular, the ANDA requested approval to market a generic version of CABOMETYX tablets prior to expiration of two previously unasserted CABOMETYX patents: U.S. Patents No. 7,579,473 and 8,497,284. On May 11, 2020, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of U.S. Patents No. 7,579,473 and 8,497,284 arising from MSN’s amended ANDA filing with the FDA. Neither of our complaints have alleged infringement of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757. On May 22, 2020, MSN filed its response to the complaint, alleging that the asserted claims of U.S. Patents No. 7,579,473 and 8,497,284 are invalid and not infringed. On March 23, 2021, MSN filed its First Amended Answer and Counterclaims (amending its prior filing from May 22, 2020), seeking, among other things, a declaratory judgment that U.S. Patent No. 9,809,549 (salt and polymorphic forms) is invalid and would not be infringed by MSN if its generic version of CABOMETYX tablets were approved by the FDA. U.S. Patent No. 9,809,549 is not listed in the Orange Book. On April 7, 2021, we filed our response to MSN’s First Amended Answer and Counterclaims, denying, among other things, that U.S. Patent No. 9,809,549 is invalid or would not be infringed.
On October 1, 2021, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to U.S. Patents No. 7,579,473 and 8,497,284, if those claims are not found to be invalid, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s ANDA product prior to the expiration of U.S. Patents No. 7,579,473 and 8,497,284 would also infringe certain claims of each patent, if those claims are not found to be invalid. Then, on October 12, 2021, pursuant to a separate stipulation between us and MSN, the Delaware District Court entered an order dismissing MSN’s counterclaims with respect to U.S. Patent No. 9,809,549. In our complaints, we are seeking, among other relief, an order that the effective date of any FDA approval of MSN’s ANDA be a date no earlier than the expiration of all of U.S. Patents No. 7,579,473, 8,497,284 and 8,877,776, the latest of which expires on October 8, 2030, and equitable relief enjoining MSN from infringing these patents. In an effort to streamline the case, the parties have narrowed their assertions. On April 8, 2022, MSN withdrew its validity challenge to U.S. Patent No. 8,877,776. On April 14, 2022, we agreed not to assert U.S. Patent No. 8,497,284 at trial and MSN has, correspondingly, agreed to withdraw its validity challenges to U.S. Patent No. 8,497,284, as well as claims 1-4 and 6-7 of U.S. Patent No. 7,579,473. As a result of this narrowing, the upcoming trial will address two issues: (1) infringement of claims 1 and 2 of the U.S. Patent No. 8,877,776; and (2) validity of claim 5 of the U.S. Patent No. 7,579,473. A three-day bench trial has been scheduled to begin on May 16, 2022.

On January 11, 2022, we received notice from MSN that it had further amended its ANDA to assert additional Paragraph IV certifications. The ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of three previously-unasserted CABOMETYX patents that are now listed in the Orange Book: U.S. Patents No. 11,091,439 (salt and polymorphic forms), 11,091,440 (formulations) and 11,098,015 (methods of treatment). On February 23, 2022, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015 (the 2022 MSN ANDA Complaint) arising from MSN’s further amendment of its ANDA filing with the FDA. In the 2022 MSN ANDA Complaint, we are seeking, among other remedies, equitable relief enjoining MSN from infringing these patents, as well as an order that the effective date of any FDA approval of MSN’s ANDA would be a date no earlier than the expiration of the patents identified in the 2022 MSN ANDA Complaint, the latest of which expires on January 15, 2030. The 2022 MSN ANDA Complaint is a new case against MSN involving Exelixis patents that are different from those asserted in the consolidated Civil Action Nos. 19-02017 and 20-00633 described above. On February 25, 2022, MSN filed its response to the complaint, alleging that the asserted claims of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015 are invalid and not infringed. A bench trial in connection with the 2022 MSN ANDA Complaint has been scheduled for May 2023.
In May 2021, we received notice letters from Teva Pharmaceuticals Development, Inc. and Teva Pharmaceuticals USA, Inc. (individually and collectively referred to as Teva) regarding an ANDA Teva submitted to the FDA, requesting approval to market a generic version of CABOMETYX tablets. Teva’s notice letters included a Paragraph IV certification with respect to our U.S. Patents No. 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Orange Book and expire in 2033, 2031 and 2031, respectively. Teva’s notice letters did not provide a Paragraph IV certification against any additional CABOMETYX patents. On June 17, 2021, we filed a complaint in the Delaware District Court for patent infringement against Teva, along with Teva Pharmaceutical Industries Limited (Teva Parent), asserting infringement of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 arising from Teva’s ANDA filing with the FDA. On August 27, 2021, Teva filed its answer and counterclaims to the complaint, alleging that the asserted claims of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 are invalid and not infringed, and on August 23, 2021, we and Teva entered into a stipulation wherein Teva Parent was dismissed without prejudice from this lawsuit and agreed to be bound by any stipulation, judgment, order or decision rendered as to Teva, including any appeals and any order granting preliminary or permanent injunctive relief against Teva. On September 17, 2021, we filed an answer to Teva’s counterclaims. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA be a date no earlier than the expiration of all of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757, the latest of which expires on July 9, 2033, and equitable relief enjoining Teva from infringing these patents. On February 8, 2022, the parties filed a stipulation to stay all proceedings, which was granted by the Delaware District Court on February 9, 2022. On February 11, 2022, this case was administratively closed.
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

NOTE 11. SUBSEQUENT EVENTS
Build-to-Suit Lease
In April 2022, the office building (New Premises) associated with our October 2019 build-to-suit lease agreement (Build-to-Suit Lease) was substantially completed. The New Premises is approximately 220,000 square feet and is in Alameda, California, adjacent to our existing corporate headquarters. The Build-to-Suit Lease term is 242 months, includes two five-year options to extend the term of the lease and a one-time option to terminate the lease after 180 months. In addition to the lease payments, we are also responsible for paying operating expenses related to the New Premises. For more information about our Build-to-Suit Lease, see “Note 11. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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
This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report and the consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (SEC) on February 18, 2022.
Overview
We are an oncology-focused biotechnology company that strives to accelerate the discovery, development and commercialization of new medicines for patients with difficult-to-treat cancers. Using our considerable drug discovery, development and commercialization resources and capabilities, we have invented and brought to market innovative therapies that appropriately balance patient benefits and risks; we will continue to build on this foundation as we strive to provide cancer patients with new treatment options that improve upon current standards of care.
Today, four products that originated in Exelixis laboratories are available to be prescribed to patients. Sales related to our flagship molecule, cabozantinib, account for the large majority of our revenues. Cabozantinib is an inhibitor of multiple tyrosine kinases including MET, AXL, VEGF receptors and RET and has been approved by the U.S. Food and Drug Administration (FDA) and in 61 other countries as: CABOMETYX® (cabozantinib) tablets approved for advanced renal cell carcinoma (RCC), both alone and in combination with Bristol-Myers Squibb Company’s (BMS) OPDIVO® (nivolumab), for previously treated hepatocellular carcinoma (HCC) and, currently by the FDA and European Commission (EC), for previously treated, radioactive iodine (RAI)-refractory differentiated thyroid cancer (DTC); and COMETRIQ® (cabozantinib) capsules approved for progressive, metastatic medullary thyroid cancer (MTC). For physicians treating these types of cancer, cabozantinib has become or is becoming an important medicine in their selection of effective therapies.
The other two products resulting from our discovery efforts are: COTELLIC® (cobimetinib), an inhibitor of MEK, approved as part of multiple combination regimens to treat specific forms of advanced melanoma and marketed under a collaboration with Genentech, Inc., a member of the Roche Group (Genentech); and MINNEBRO® (esaxerenone), an oral, non-steroidal, selective blocker of the mineralocorticoid receptor, approved for the treatment of hypertension in Japan and licensed to Daiichi Sankyo, Company, Limited (Daiichi Sankyo).
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
Cabozantinib Franchise
The FDA first approved CABOMETYX as a monotherapy for previously treated patients with advanced RCC in April 2016, and then for previously untreated patients with advanced RCC in December 2017. In January 2021, the CABOMETYX label was expanded to include first-line advanced RCC in combination with OPDIVO, which was the first CABOMETYX regimen approved for treatment in combination with an immune checkpoint inhibitor (ICI). In addition to RCC, in January 2019, the FDA approved CABOMETYX for the treatment of patients with HCC previously treated with sorafenib, and then in September 2021, the FDA approved CABOMETYX for the treatment of adult and pediatric patients 12 years of age and older with locally advanced or metastatic DTC that has progressed following prior VEGF receptor-targeted therapy and who are RAI-refractory or ineligible.
To develop and commercialize CABOMETYX and COMETRIQ outside the U.S., we have entered into license agreements with Ipsen and Takeda. We granted to Ipsen the rights to develop and commercialize cabozantinib outside of the U.S. and Japan, and to Takeda we granted the rights to develop and commercialize cabozantinib in Japan. Both Ipsen and Takeda also contribute financially and operationally to the further global development and commercialization of the cabozantinib franchise in other potential indications, and we work closely with them on these activities. Utilizing its regulatory expertise and established international oncology marketing network, Ipsen has continued to execute on its commercialization plans for CABOMETYX, having received regulatory approvals and launched in multiple territories outside of the U.S., including in the European Union (EU), the United Kingdom (U.K.) and Canada, as a treatment for advanced RCC and for HCC in adults who have previously been treated with sorafenib. In addition, in March 2021, Ipsen and BMS received regulatory approval from the EC for CABOMETYX in combination with OPDIVO as a first-line treatment for patients with advanced RCC, followed by additional regulatory approvals for the combination in other territories beyond the EU. Most recently, in May 2022, we announced that Ipsen received regulatory approval from the EC for CABOMETYX as a monotherapy for the treatment of adult patients with locally advanced or metastatic, RAI-refractory or ineligible DTC and who have progressed during or after prior systemic therapy. With respect to the Japanese market, Takeda received Manufacturing and Marketing Approvals in 2020 from the Japanese Ministry of Health, Labour and Welfare (MHLW) of CABOMETYX as a treatment of patients with curatively unresectable or metastatic RCC and as a treatment of patients with unresectable HCC who progressed after cancer chemotherapy. In August 2021, Takeda and Ono Pharmaceutical Co., Ltd. (Ono), BMS’ development and commercialization partner in Japan, received Manufacturing and Marketing Approval from the Japanese MHLW of CABOMETYX in combination with OPDIVO as a treatment for unresectable or metastatic RCC.
In addition to our regulatory and commercialization efforts in the U.S. and the support provided to our collaboration partners for rest-of-world regulatory and commercialization activities, we are also pursuing other indications for cabozantinib that have the potential to increase the number of cancer patients who could potentially benefit from this medicine. We continue to evaluate cabozantinib, both as a single agent and in combination with ICIs, in a broad development program comprising over 100 ongoing or planned clinical trials across multiple tumor types. We, along with our collaboration partners, sponsor some of the trials, and independent investigators conduct the remaining trials through our Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute’s Cancer Therapy Evaluation Program (NCI-CTEP) or our investigator sponsored trial (IST) program. The data from these third-party clinical trials have helped advance our development program for the cabozantinib franchise by informing subsequent label-enabling trials, including COSMIC-311, our phase 3 pivotal trial evaluating cabozantinib in previously treated patients with RAI-refractory DTC, from which positive results served as the basis for the FDA’s and EC’s approvals of CABOMETYX for DTC.
Building on preclinical and clinical observations that cabozantinib in combination with ICIs may promote a more immune-permissive tumor environment, we initiated numerous pivotal studies to further explore these combination regimens. The first of these studies to deliver results was CheckMate -9ER, a phase 3 pivotal trial evaluating the combination of CABOMETYX and OPDIVO compared to sunitinib in previously untreated, advanced or metastatic RCC, and positive results from CheckMate -9ER served as the basis for the FDA’s, EC’s and MHLW’s approvals of CABOMETYX in combination with OPDIVO as a first-line treatment of patients with advanced RCC in January 2021, March 2021 and August 2021, respectively. We are also collaborating with BMS on COSMIC-313, a phase 3 pivotal trial evaluating the triplet combination of cabozantinib, nivolumab and ipilimumab versus the combination of nivolumab and ipilimumab in patients with previously untreated advanced intermediate- or poor-risk RCC. Enrollment for COSMIC-313 was completed in March 2021, and we expect to report top-line results of the event-driven analyses from the trial in July 2022.
To expand our exploration of combinations with ICIs, we also initiated multiple trials evaluating cabozantinib in combination with F. Hoffmann-La Roche Ltd.’s (Roche) ICI, atezolizumab, beginning in 2017 with COSMIC-021, a broad phase 1b study evaluating the safety and tolerability of cabozantinib in combination with atezolizumab in patients with a wide variety of locally advanced or metastatic solid tumors. The data from COSMIC-021 have been instrumental in guiding our clinical development strategy for cabozantinib in combination with ICIs, including supporting the initiation of COSMIC-312, a phase 3 pivotal trial evaluating cabozantinib in combination with atezolizumab versus sorafenib in previously untreated advanced HCC, and three phase 3 pivotal trials in collaboration with Roche, CONTACT-01, CONTACT-02 and CONTACT-03, evaluating the combination of cabozantinib with atezolizumab in patients with metastatic non-small cell lung cancer (NSCLC), metastatic castration-resistant prostate cancer (mCRPC) and advanced RCC, respectively. CONTACT-01 and CONTACT-03 are sponsored by Roche and co-funded by us, and we announced the completion of enrollment for the two trials in November 2021 and January 2022, respectively, with interim results from both trials expected in the second half of 2022; CONTACT-02 is sponsored by us and co-funded by Roche, with enrollment ongoing globally. In June 2021, we announced that the COSMIC-312 phase 3 trial met one of the primary endpoints, demonstrating significant improvement in blinded independent radiology committee (BIRC) assessed PFS at the planned primary analysis, reducing the risk of disease progression or death by 37% compared with sorafenib. However, the final analysis for the second primary endpoint of overall survival (OS), which we announced in March 2022, showed neither improvement nor detriment in OS for cabozantinib in combination with atezolizumab versus sorafenib. Based on this outcome for OS and the rapidly evolving treatment landscape for previously untreated HCC, we do not intend to submit a supplemental New Drug Application (sNDA) to the FDA for the combination regimen.
Pipeline Activities
Our small molecule discovery programs are supported by a robust and expanding infrastructure, including a library of 4.6 million compounds. We have extensive experience in the identification and optimization of drug candidates against multiple target classes for oncology, inflammation and metabolic diseases. The first compound to enter the clinic following our re-initiation of drug discovery activities in 2017 was XL092, a next-generation oral TKI that targets VEGF receptors, MET, AXL, MER and other kinases implicated in cancer’s growth and spread. In designing XL092, we sought to build upon our experience with cabozantinib, retaining a similar target profile while improving key characteristics, including the pharmacokinetic half-life. To date, we have initiated two large phase 1b clinical trials studying XL092: STELLAR-001 and STELLAR-002. STELLAR-001 is a phase 1b clinical trial evaluating XL092, both as a monotherapy and in combination with either atezolizumab or avelumab, an ICI developed by Merck KGaA Damstadt, Germany and Pfizer Inc. We have established recommended doses for single-agent XL092 and XL092 in combination with atezolizumab and have begun enrolling expansion cohorts for patients with clear cell RCC, hormone-receptor positive breast cancer and mCRPC, and we are continuing to enroll patients into dose-escalation cohorts for XL092 in combination with avelumab; additional expansion cohorts for STELLAR-001 may include non-clear cell RCC, colorectal cancer (CRC) and urothelial carcinoma (UC). STELLAR-002 is a phase 1b clinical trial evaluating XL092 in combination with either nivolumab or with nivolumab and ipilimumab. An amendment is also underway to remove the previously included triplet combination of XL092, nivolumab and Nektar Therapeutics’ bempegaldesleukin; we are also negotiating with a partner to replace that combination regimen with a different XL092 triplet combination regimen. We are enrolling patients with advanced solid tumors in dose-escalation cohorts, and depending on the dose-escalation results, STELLAR-002 may enroll expansion cohorts for patients with clear cell and non-clear cell RCC, mCRPC and UC. To better understand the individual contribution of the therapies, treatment arms in the expansion cohorts may include XL092 as a single-agent in addition to the ICI combination regimens. We plan to initiate the first global phase 3 pivotal trial for the compound in the second quarter of 2022, and other phase 3 pivotal trials may follow throughout the year. This first planned global phase 3 pivotal trial, STELLAR-303, will evaluate XL092 in combination with atezolizumab versus regorafenib in patients with metastatic non-microsatellite instability-high CRC who have progressed after or are intolerant to the current standard of care.
We also augment our small molecule discovery activities through research collaborations and in-licensing arrangements with other companies. The most advanced compounds to emerge from these arrangements are XL102 , the lead program targeting CDK7 under our collaboration with Aurigene Discovery Technologies Limited (Aurigene), and XL114, Aurigene’s novel anti-cancer compound that inhibits the CBM complex. Based on encouraging preclinical data, we exercised our exclusive options to license XL102 and XL114 from Aurigene and initiated phase 1 clinical trials evaluating XL102 and XL114 in January 2021 and April 2022, respectively, and we expect to provide clinical updates from the phase study of XL102 in the second half of 2022.
Beyond small molecules, we have also launched rigorous efforts to discover and advance various biotherapeutics that have the potential to become anti-cancer therapies, such as bispecific antibodies, ADCs and other innovative treatments. ADCs in particular present a unique opportunity for new cancer treatments, given their capabilities to deliver anti-cancer payload drugs to targets with increased precision while minimizing impact on healthy tissues, and this biotherapeutic approach has been validated by multiple regulatory approvals for the commercial sale of ADCs in the past several years. To facilitate the growth of these programs, we have established multiple research collaborations and in-licensing arrangements and entered into other strategic transactions that provide us with access to antibodies or other binders, which are the starting point for use with additional technology platforms that we employ to generate next-generation ADCs or multispecific antibodies. We have already made significant progress under these arrangements and believe we will continue to do so in the remainder of 2022 and in future years:

•Iconic. We in-licensed XB002, our lead TF-targeting ADC program, from Iconic, Inc. (Iconic) in December 2020 and then initiated a phase 1 clinical trial in June 2021. We expect to provide clinical updates from the trial in the second half of 2022. In December 2021, we amended our exclusive option and license agreement with Iconic to acquire broad rights to use the anti-TF antibody used in XB002 for any application, including conjugated to other payloads, as well as rights within oncology to a number of other anti-TF antibodies developed by Iconic, including for use in ADCs and multispecific biotherapeutics.
•WuXi Bio. We expanded our access to antibodies through arrangements with WuXi Biologics Ireland Limited, a wholly owned subsidiary of WuXi Biologics (Cayman) Inc. (individually and collectively referred to as WuXi Bio). We are focused on leveraging WuXi Bio’s panel of monoclonal antibodies (mAbs) against an undisclosed target for the development of ADC, bispecific and certain other novel tumor-targeting biotherapeutics.
•GamaMabs. We completed an asset purchase from GamaMabs Pharma SA (GamaMabs) in May 2022. In the transaction, we acquired all rights, title and interest in GamaMabs’ antibody program directed at anti-Müllerian hormone receptor 2 (AMHR2), a novel oncology target with relevance in multiple forms of cancer.
•Invenra. We expanded our collaboration with Invenra, Inc. (Invenra) several times since our first engagement in 2018, most recently in August 2021 to include an additional 20 oncology targets.
•NBE and Catalent. We entered into collaborations with NBE-Therapeutics AG (NBE) and Catalent, Inc.’s wholly owned subsidiaries Redwood Bioscience, Inc., R.P. Scherer Technologies, LLC and Catalent Pharma Solutions, Inc. (individually and collectively referred to as Catalent) in September 2020. These platform collaborations allow us to utilize their site-specific conjugation technologies and payloads to construct ADCs using the antibodies we have sourced from our arrangements with WuXi Bio, GamaMabs and Invenra.
•Adagene. We entered into a collaboration with Adagene Inc. (Adagene) in February 2021, focused on using Adagene’s SAFEbody® technology to develop novel masked ADCs or other innovative biotherapeutics, with the potential to develop ADCs or other biotherapeutics with improved therapeutic index.
As a direct result of these arrangements, we designated XB010, our first ADC advanced internally, as a development candidate in late 2021. XB010, which targets the tumor antigen 5T4, incorporates antibodies sourced from Invenra and was constructed using Catalent’s SMARTag® site-specific bioconjugation platform.
As of the date of this Quarterly Report, we are currently advancing more than 10 discovery programs and expect to progress up to five new development candidates into preclinical development during 2022. In addition, we will continue to engage in business development initiatives with the goal of acquiring and in-licensing promising oncology platforms and assets and then further characterize and develop them utilizing our established preclinical and clinical development infrastructure.
COVID-19 Update
As of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic continues to have a modest impact on our business operations. While the pandemic has created operational difficulties and complexities, we have thus far been successful at devising solutions to mitigate its impact. We will continue to monitor new developments that could pose additional risks for us, including the spread of the Omicron and other SARS-CoV-2 variants in the U.S. and other countries and the potential emergence of new variants that may prove especially contagious or virulent. Despite our mitigation efforts, we may experience delays or an inability to execute on our clinical and preclinical development plans, reduced revenues or other adverse impacts to our business, which are described in more detail in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. We recognize that this pandemic will continue to present unique challenges for us throughout 2022, and potentially into 2023.
First Quarter 2022 Business Updates and Financial Highlights
During the first quarter of 2022, we continued to execute on our business objectives, generating significant revenues from operations and enabling us to continue to seek to maximize the clinical and commercial potential of our products and expand our product pipeline. Significant business updates and financial highlights for the quarter and subsequent to quarter-end include:
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
•In January 2022, we presented encouraging data from two early-stage studies evaluating cabozantinib in combination with ICIs in patients with previously treated CRC at the 2022 American Society of Clinical Oncology (ASCO) Gastrointestinal Cancers Symposium: cohort 16 from COSMIC-021, evaluating cabozantinib in combination with atezolizumab in patients with metastatic CRC who were previously treated with fluoropyrimidine-containing chemotherapy; and cohort 2 from CAMILLA, the phase 2 IST evaluating cabozantinib in combination with durvalumab in patients with advanced mismatch repair proficient/micro satellite stable CRC patients who were chemotherapy-refractory.
•In February 2022, cabozantinib was the subject of multiple data presentations in forms of RCC and other genitourinary cancers at the 2022 ASCO Genitourinary Cancers Symposium.
•In February 2022 , we filed a patent lawsuit in the United States District Court for the District of Delaware (the Delaware District Court) against MSN Pharmaceuticals, Inc. (MSN) asserting infringement of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015 arising from MSN’s further amendment of its Abbreviated New Drug Application (ANDA), originally filed with the FDA in September 2019 for a generic version of CABOMETYX tablets and first amended by MSN in May 2020. We are seeking, among other relief, an order that the effective date of any FDA approval of MSN’s ANDA would be a date no earlier than the expiration of all of the patents referenced in our lawsuit, the latest of which expires on January 15, 2030. This is a new case against MSN involving Exelixis patents that are different from those asserted previously in consolidated patent lawsuits that we filed in 2019 and 2020. For a more detailed discussion of this litigation matter, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.
•In March 2022, we announced results from the final OS analysis of COSMIC-312 trial, which showed neither improvement nor detriment in OS for cabozantinib in combination with atezolizumab versus sorafenib in patients with previously untreated advanced HCC. Based on this outcome for OS and the rapidly evolving treatment landscape for previously untreated HCC, we do not intend to submit an sNDA to the FDA for the combination regimen.In April 2022, we announced the initiation of a phase 1 clinical trial evaluating XL114 as a monotherapy in patients with non-Hodgkin’s Lymphoma (NHL).
•In May 2022, we announced that Ipsen received regulatory approvals from the EC and Health Canada for CABOMETYX as a monotherapy for patients with previously treated, RAI-refractory DTC.
•In June 2022, cabozantinib will be the subject of multiple data presentations in NSCLC, UC, RCC, head and neck squamous cell carcinoma, and DTC at the 2022 ASCO Annual Meeting.
Financial Highlights
•Net product revenues for the first quarter of 2022 were $310.3 million, compared to $227.2 million for the first quarter of 2021.
•Total revenues for the first quarter of 2022 were $356.0 million, compared to $270.2 million for the first quarter of 2021.
•Research and development expenses for the first quarter of 2022, were $156.7 million, compared to $159.3 million for the first quarter of 2021.
•Selling, general and administrative expenses for the first quarter of 2022 were $102.9 million, compared to $102.4 million for the first quarter of 2021.
•Provision for (benefit from) income taxes for the first quarter of 2022 was $16.7 million, compared to $(3.6) million for the first quarter of 2021.
•Net income for the first quarter of 2022 was $68.6 million, or $0.21 per share, basic and diluted, compared to net income of $1.6 million, or $0.01 per share, basic and $0.00 per share, diluted, for the first quarter of 2021.
See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Outlook, Challenges and Risks
We will continue to face a number of challenges and risks that may impact our ability to execute on our 2022 business objectives. In particular, for the foreseeable future, we expect our ability to generate sufficient cash flow to fund our business operations and growth will depend upon the continued commercial success of CABOMETYX, both alone and in combination with other therapies, as a treatment for the highly competitive indications for which it is approved, and possibly for other indications for which cabozantinib is currently being evaluated in potentially label-enabling clinical trials, if warranted by the data generated from these trials. However, we cannot be certain that the clinical trials we and our collaboration partners are conducting will demonstrate adequate safety and efficacy in these additional indications to receive regulatory approval in the major commercial markets where CABOMETYX is approved. Even if we and our collaboration partners receive the required regulatory approvals to market cabozantinib for additional indications, we and our collaboration partners may not be able to commercialize CABOMETYX effectively and successfully in these additional indications. In addition, CABOMETYX will only continue to be commercially successful if private third-party and government payers continue to provide coverage and reimbursement. However, as is the case for all innovative pharmaceutical therapies, obtaining and maintaining coverage and reimbursement for CABOMETYX is becoming increasingly difficult, both within the U.S. and in foreign markets, because of growing concerns over healthcare cost containment and corresponding policy initiatives and activities aimed at expanding access to, and restricting the prices of, pharmaceuticals.
Achievement of our 2022 business objectives will also depend on our ability to maintain a competitive position with respect to the shifting landscape of therapeutic strategy for the treatment of cancer, which we may not be able to do. While we have had success in adapting our development strategy for the cabozantinib franchise and other product candidates to address the competitive landscape, including through evaluation of therapies that combine ICIs with other targeted agents, it is uncertain whether current and future clinical trials will lead to regulatory approvals, or whether physicians will prescribe regimens containing our products instead of competing product combinations in approved indications. Moreover, the complexities of this development strategy have required and are likely to continue to require collaboration with some of our competitors. In the longer term, we may eventually face competition from potential manufacturers of generic versions of our marketed products, including the proposed generic versions of CABOMETYX tablets that are the subject of ANDAs submitted to the FDA by MSN and Teva Pharmaceuticals Development, Inc. and Teva Pharmaceuticals USA, Inc. (individually and collectively referred to as Teva), and the approval of either MSN’s or Teva’s ANDA could significantly decrease our revenues derived from the U.S. sales of CABOMETYX and thereby materially harm our business, financial condition and results of operations. Separately, our research and development objectives may be impeded by the challenges of scaling our organization to meet the demands of expanded drug development, unanticipated delays in clinical testing and the inherent risks and uncertainties associated with drug discovery operations. In connection with efforts to expand our product pipeline, we may be unsuccessful in discovering new drug candidates or identifying appropriate candidates for in-licensing or acquisition.
Some of these challenges and risks are specific to our business, and others are common to companies in the biopharmaceutical industry with development and commercial operations. For a more detailed discussion of challenges and risks we face, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Fiscal Year Convention
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2022, which is a 52-week fiscal year, will end on December 30, 2022 and fiscal year 2021, which was a 52-week fiscal year, ended on December 31, 2021. For convenience, references in this report as of and for the three months ended April 1, 2022 and April 2, 2021, and as of and for the fiscal year ending December 30, 2022 are indicated as being as of and for the three months ended March 31, 2022 and March 31, 2021, and the year ending December 31, 2022, respectively.

Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2022	2021
Net product revenues	$310,298	$227,212	37%
License revenues	32,067	27,528	16%
Collaboration services revenues	13,615	15,490	-12%
Total revenues	$355,980	$270,230	32%
Net Product Revenues
Gross product revenues, discounts and allowances, and net product revenues were as follows (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2022	2021
Gross product revenues	$448,237	$314,205	43%
Discounts and allowances	(137,939)	(86,993)	59%
Net product revenues	$310,298	$227,212	37%
Net product revenues by product were as follows (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2022	2021
CABOMETYX	$302,812	$223,595	35%
COMETRIQ	7,486	3,617	107%
Net product revenues	$310,298	$227,212	37%
The increase in net product revenues for the three months ended March 31, 2022, as compared to the corresponding prior year period, was primarily related to a 33% increase in the number of units sold following the FDA’s approval of CABOMETYX in combination with OPDIVO as a first-line treatment of patients with advanced RCC in January 2021, in part due to the longer duration of therapy for this combination and, to a lesser extent, a 2% increase in the average net selling price of CABOMETYX.
We project our net product revenues for the remainder of 2022 may increase, as compared to the corresponding prior year period, for similar reasons noted above.
We recognize product revenues net of discounts and allowances that are described in “Note 1. Organization and Summary of Significant Accounting Policies” to our “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
The increase in discounts and allowances for the three months ended March 31, 2022,as compared to the corresponding prior year period, was primarily from higher utilization by covered entities in the 340B Drug Pricing Program, an increase in Medicaid utilization and an increase in co-pay assistance for commercially insured patients.
Discounts and allowances as a percentage of gross revenues have increased over time as the number of patients participating in government programs has increased and as the discounts given and rebates paid to government payers also increased. We project this trend will continue and that our discounts and allowances as a percentage of gross revenues may increase during the remainder of 2022, as compared to the corresponding prior year period.

License Revenues
License revenues generally include: (a) the recognition of the portion of milestone payments allocated to the transfer of intellectual property licenses for which it had become probable in the related period that the milestone would be achieved and a significant reversal of revenues would not occur; (b) royalty revenues; and (c) the profit on the U.S. commercialization of COTELLIC from Genentech.
Royalty revenues increased primarily as a result of increases in Ipsen’s net sales of cabozantinib outside of the U.S. and Japan. Ipsen royalties were $24.6 million for the three months ended March 31, 2022 compared to $22.5 million for the corresponding prior year period. Ipsen’s net sales of cabozantinib have continued to grow since their first commercial sale of the product in the fourth quarter of 2016, primarily due to regulatory approval in new territories, including regulatory approval in the EU for the combination therapy of CABOMETYX and OPDIVO received in March 2021. Royalty revenues for the three months ended March 31, 2022 also included $2.4 million, compared to $1.3 million for the corresponding prior year period, related to Takeda’s net sales of CABOMETYX which have continued to grow since their first commercial sale of product in Japan in 2020. Additionally, Takeda royalty revenues have increased due to the August 2021 regulatory approval in Japan for the combination therapy of CABOMETYX and OPDIVO. As of March 31, 2022, CABOMETYX is approved and is commercially available in 61 countries outside the U.S.
Our share of profits on the U.S. commercialization of COTELLIC under our collaboration agreement with Genentech was $2.1 million for the three months ended March 31, 2022, as compared to $1.8 million for the corresponding prior year period. We also earned royalties on ex-U.S. net sales of COTELLIC by Genentech of $1.6 million for the three months ended March 31, 2022, compared to $1.0 million for the corresponding prior year period.
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
Development cost reimbursements were $17.3 million for the three months ended March 31, 2022, compared to $18.3 million for the corresponding prior year period. The decrease in development cost reimbursements for the three months ended March 31, 2022, as compared to the corresponding prior year period, is primarily attributable to a decrease in spending on the COSMIC-312 and COSMIC-021 studies, partially offset by an increase in spending on CONTACT-02 and development cost reimbursements related to Ipsen’s decision to opt in and co-fund COSMIC-311 development costs in the second quarter of 2021.
Collaboration services revenues were reduced by $3.8 million for the 3% royalty we are required to pay on the net sales by Ipsen and Takeda of any product incorporating cabozantinib for the three months ended March 31, 2022, compared to $3.3 million for the corresponding prior year period. As royalty generating sales of cabozantinib by Ipsen and Takeda have increased as described above, our royalty payments have also increased.
We project our collaboration services revenues may decrease for the remainder of 2022, as compared to the corresponding prior year period, primarily as a result of decreased development cost reimbursements related to Ipsen’s opt in and co-funding of COSMIC-311 and the related cumulative catch-up in development cost reimbursements recognized in 2021 for which no similar event is projected to occur in 2022.

Cost of Goods Sold
The cost of goods sold and our gross margin were as follows (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2022	2021
Cost of goods sold	$13,203	$13,198	0%
Gross margin	96%	94%
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty payable on U.S. net sales of any product incorporating cabozantinib, as well as the cost of inventory sold, indirect labor costs, write-downs related to expiring, excess and obsolete inventory, and other third-party logistics costs. Cost of goods sold for the three months ended March 31, 2022, as compared to the corresponding prior year period was consistent. The increase in royalties as a result of increased U.S. CABOMETYX sales was offset by lower period costs. We project our gross margin will not change significantly during the remainder of 2022.
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
Research and development expenses by category were as follows (in thousands):

	Three Months Ended March 31,		Percent
	2022	2021	Change
Research and development expenses:
Development:
Clinical trial costs	$59,998	$60,691	-1%
Personnel expenses	34,266	28,884	19%
Consulting and outside services	6,436	5,289	22%
Other development costs	9,369	7,284	29%
Total development	$110,069	$102,148	8%
Drug discovery:
License and other collaboration costs(1)	9,651	28,438	-66%
Other drug discovery (2)	17,831	11,287	58%
Total drug discovery	27,482	39,725	-31%
Stock-based compensation	8,899	12,396	-28%
Other research and development(3)	10,221	5,019	104%
Total research and development expenses	$156,671	$159,288
____________________
(1)    Primarily includes upfront license fees, development milestone payments, program initiation fees, and research funding commitments associated with programs in preclinical development stage.
(2)    Primarily includes personnel expenses, consulting and outside services and laboratory supplies.
(3)    Includes the allocation of general corporate costs to research and development services, and development cost reimbursements in connection with our collaboration arrangement with Roche executed in December 2019.

The decrease in research and development expenses for the three months ended March 31, 2022, as compared to the corresponding prior year period, was primarily related to decreases in license and other collaboration costs, stock-based compensation and clinical trial costs, which were partially offset by increases in personnel expenses, other drug discovery and other research and development costs. License and other collaboration costs decreased as compared to the corresponding prior year period primarily due to decreases in upfront license fees and program initiation fees related to business development activities. Stock-based compensation expense decreased as compared to the corresponding prior year period due primarily to higher expense related to performance-based restricted stock units (PSUs) granted in 2019 that became probable of achievement in the first quarter of 2021. Clinical trial costs, which include services performed by third-party contract research organizations and other vendors who support our clinical trials, decreased as compared to the corresponding prior year period primarily due to lower costs associated with the COSMIC-312, COSMIC-313, and COSMIC-021 studies which were partially offset by increases in costs associated with XL092, CONTACT-02, XB002 and CONTACT-03 studies. Personnel expenses increased primarily due to an increase in headcount to support our expanding discovery and development organization.
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
We project our research and development expenses may increase for the remainder of 2022, as compared to the corresponding prior year period, primarily driven by our ongoing clinical evaluation of cabozantinib, the initiation of new clinical trials and expansion of ongoing clinical trials evaluating other product candidates in our pipeline, including current early-stage trials evaluating XL092, XB002, XL102 and XL114 and anticipated business development activities.
A discussion of the risks and uncertainties with respect to our research and development activities and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2022	2021
Selling, general and administrative expenses	$92,003	$80,094	15%
Stock-based compensation	10,860	22,257	-51%
Total selling, general and administrative expenses	$102,863	$102,351	1%
Selling, general and administrative expenses consist primarily of personnel expenses, stock-based compensation, marketing costs and certain other administrative costs.
Selling, general and administrative expenses for the three months ended March 31, 2022, as compared to the corresponding prior year period, remained relatively constant as increases in personnel expenses and marketing costs were offset by a decrease in stock-based compensation expense. Personnel expenses increased as compared to the corresponding prior year period, primarily due to increases in administrative headcount to support our commercial and research and development organizations. Marketing costs increased as compared to the corresponding prior year period in support of the commercialization of the combination therapy of CABOMETYX and OPDIVO for the treatment of advanced RCC following approval by the FDA in January 2021. The decrease in stock-based compensation expense for the three months ended March 31, 2022, as compared to the corresponding prior year period was primarily due to higher compensation expense associated with the PSUs granted in 2019 that became probable of achievement in the first quarter of 2021.
We project our selling, general and administrative expenses may continue to increase for the remainder of 2022 as compared to the corresponding prior year period primarily driven by our continuing commercial investment in CABOMETYX and the growth of the broader organization.
Non-operating Income
Non-operating income was as follows (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2022	2021
Interest income	$1,822	$2,682	-32%
Other income (expense), net	164	(90)	n/a
Non-operating income	$1,986	$2,592	-23%
The decrease in non-operating income for the three months ended March 31, 2022, as compared to the corresponding prior year period was primarily the result of a decrease in interest income due to lower interest rates.
Provision for (Benefit From) Income Taxes
The provision for (benefit from) income taxes were as follows (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2022	2021
Provision for (benefit from) income taxes	$16,656	$(3,616)	n/a
The effective tax rate for the three months ended March 31, 2022 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options during the period and the generation of federal tax credits, partially offset by state taxes. We recorded a benefit from income taxes for the three months ended March 31, 2021 as a result of the reported pre-tax loss. The effective tax rate for the three months ended March 31, 2021 differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options, in relation to the generation of a small pre-tax loss during the period.
Liquidity and Capital Resources
As of March 31, 2022, we had $2.0 billion in cash, cash equivalents, restricted cash equivalents and investments, compared to $1.9 billion as of December 31, 2021. We anticipate that the aggregate of our current cash and cash equivalents, short-term investments available for operations, net product revenues and collaboration revenues will enable us to maintain our operations for a period of at least 12 months following the filing date of this report.
Our primary cash requirements for operating activities, which we project will increase for the remainder of 2022, compared to the corresponding period in 2021, are for: employee related expenditures; costs related to our development programs including payments to third party contract research organizations that conduct and manage global clinical trials; drug discovery programs, including payments made to collaboration partners for in-licensing arrangements relative to upfront and option exercise fees, research and development funding, and development, regulatory and commercial milestones; income tax payments, royalty payments on our net product sales; and costs of inventory and our leased facilities. Our primary source of operating cash is cash collections from customers related to net product sales which we project will increase for the remainder of 2022 compared to the corresponding period in 2021 and cash collections from our commercial collaboration arrangements with Ipsen, Takeda and others related to royalties earned, the achievement of certain development, regulatory and commercial milestones as well as cash payments to us for cost reimbursements under certain of our development programs. The timing of cash generated from commercial collaborations and cash payments required for in-licensing collaborations relative to upfront payments, initiation fees, milestone payments and cost reimbursements may vary from period to period.
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
Letters of Credit
We have obtained standby letters of credit related to our lease obligations and certain other obligations with combined credit limits of $14.0 million and $16.7 million as of March 31, 2022 and December 31, 2021, respectively.
In January 2021, we entered into a standby letter of credit as guarantee of our obligation to fund our portion of the tenant improvements related to our build-to-suit lease at our corporate campus. The letter of credit is secured by our short-term investments, which are recorded as restricted cash equivalents and presented in other long-term assets in our Condensed Consolidated Balance Sheets and will be reduced as we fund our portion of the tenant improvements. As of March 31, 2022, restricted cash equivalents included $12.5 million of short-term investments as collateral under our standby letter of credit for our portion of the tenant improvements.
Sources and Uses of Cash

	March 31, 2022	December 31, 2021	Percent Change
Working capital	$1,553,664	$1,497,157	4%
Cash, cash equivalents, restricted cash equivalents, and investments	$1,988,871	$1,854,908	7%
Working capital: The increase in working capital as of March 31, 2022, as compared to December 31, 2021, was primarily due to the favorable impacts to our net current assets resulting from our net income during the first quarter of 2022 and the reclassification of certain investments from long-term to short term assets. In the future, our working capital may be impacted by one or both of these factors or other factors, the amounts and timing of which are variable.
Cash, cash equivalents, restricted cash equivalents and investments: Cash and cash equivalents primarily consist of cash deposits held at major banks, commercial paper and other securities with original maturities 90 days or less. Restricted cash equivalents and investments relate to our letter of credit agreements and are invested in short-term marketable securities. For additional information regarding our cash, cash equivalents, restricted cash equivalents and investments, see “Note 4. Cash and Investments,” in our “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The increase in cash, cash equivalents, restricted cash equivalent and investments at March 31, 2022 compared to December 31, 2021, was primarily due to cash inflows generated by our operations, including collections of amounts due from customers, collection of a $100.0 million milestone payment from Ipsen, partially offset by operating cash payments for employee related expenditures, our development and discovery programs, and capital expenditures.
Cash flow activities were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$147,719	$39,544
Net cash (used in) provided by investing activities	$(74,539)	$62,255
Net cash provided by (used in) financing activities	$205	$(2,650)

Our primary source of operating cash flows is cash collections from customers related to our net product sales and cash collections from our commercial collaboration arrangements. Our primary uses of cash from operating activities are for employee related costs, costs related to our development and discovery programs, income tax payments, cash payments for inventory, royalty payments on our net product sales, and our leased facilities.
Operating Activities
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
Net cash provided by operating activities for the three months ended March 31, 2022, increased as compared to the corresponding prior year period, primarily due to an increase in cash received on sales of our products and from our commercial collaboration arrangements, including collection of a $100.0 million milestone payment from Ipsen which was partially offset by an increase in cash paid for certain operating expenses resulting in net favorable changes in operating assets and liabilities.
Investing Activities
The changes in cash flows from investing activities primarily relates to the timing of marketable securities investment activity and capital expenditures. Our capital expenditures primarily consist of investments to expand our operations and acquire assets that further our research and development.
Net cash was used in investing activities for the three months ended March 31, 2022 compared to net cash provided by investing activities in the corresponding prior year period. The increase in cash used in investing activities was primarily due to a decrease in cash proceeds from maturities and sales of investments, an increase in purchase of investments which was partially offset by a decrease in capital expenditures.
Financing Activities
The changes in cash flows from financing activities primarily relate to proceeds from employee stock programs and taxes paid related to net share settlement of equity awards.
Net cash was provided by financing activities for the three months ended March 31, 2021, compared to net cash used in financing activities in the corresponding prior year period. The increase in cash provided by financing activities was due to an increase in proceeds received from the issuance of common stock under our equity incentive plans, and lower withholding taxes remitted to the government related to net share settlements of equity awards.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations as of March 31, 2022 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In April 2022, the office building (New Premises) associated with our October 2019 build-to-suit lease agreement (Build-to-Suit Lease) was substantially completed. The New Premises is approximately 220,000 square feet and is in Alameda, California, adjacent to our existing corporate headquarters. The Build-to-Suit Lease term is 242 months, includes two five-year options to extend the term of the lease and a one-time option to terminate the lease after 180 months. In addition to the lease payments, we are also responsible for paying operating expenses related to the New Premises. For more information about our Build-to-Suit Lease, and our other contractual obligations see “Note 11. Commitments and contingencies” of the “Notes to Consolidated Financial Statements included Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Critical Accounting Policies and Estimates
The preparation of our Condensed Consolidated Financial Statements conforms to accounting principles generally accepted in the U.S. which requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosures. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our Condensed Consolidated Financial Statements. On an ongoing basis, management evaluates its estimates including, but not limited to: those related to revenue recognition, including determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price of performance obligations, and variable consideration such as rebates, chargebacks, sales returns and sales allowances as well as milestones included in collaboration arrangements; the amounts of revenues and expenses under our profit and loss sharing agreement; recoverability of inventory; the accrual for certain liabilities including accrued clinical trial liabilities; and valuations of equity awards used to determine stock-based compensation, including certain awards with vesting subject to market and/or performance conditions; and the amounts of deferred tax assets and liabilities including the related valuation allowance. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results could differ materially from those estimates.
We believe our critical accounting policies relating to revenue recognition, inventory, clinical trial accruals, stock-based compensation and income taxes reflect the most significant estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements.
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2022, compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 18, 2022.
Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks as of March 31, 2022 have not changed significantly from those described in Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In September 2019, we received a notice letter regarding an ANDA submitted to the FDA by MSN, requesting approval to market a generic version of CABOMETYX tablets. MSN’s initial notice letter included a Paragraph IV certification with respect to our U.S. Patents No. 8,877,776 (salt and polymorphic forms), 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, also referred to as the Orange Book, for CABOMETYX. MSN’s initial notice letter did not provide a Paragraph IV certification against U.S. Patents No. 7,579,473 (composition of matter) or 8,497,284 (methods of treatment), each of which is listed in the Orange Book. On October 29, 2019, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of U.S. Patent No. 8,877,776 arising from MSN’s ANDA filing with the FDA. On November 20, 2019, MSN filed its response to the complaint, alleging that the asserted claims of U.S. Patent No. 8,877,776 are invalid and not infringed. On May 5, 2020, we received notice from MSN that it had amended its ANDA to include additional Paragraph IV certifications. In particular, the ANDA requested approval to market a generic version of CABOMETYX tablets prior to expiration of two previously unasserted CABOMETYX patents: U.S. Patents No. 7,579,473 and 8,497,284. On May 11, 2020, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of U.S. Patents No. 7,579,473 and 8,497,284 arising from MSN’s amended ANDA filing with the FDA. Neither of our complaints have alleged infringement of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757. On May 22, 2020, MSN filed its response to the complaint, alleging that the asserted claims of U.S. Patents No. 7,579,473 and 8,497,284 are invalid and not infringed. On March 23, 2021, MSN filed its First Amended Answer and Counterclaims (amending its prior filing from May 22, 2020), seeking, among other things, a declaratory judgment that U.S. Patent No. 9,809,549 (salt and polymorphic forms) is invalid and would not be infringed by MSN if its generic version of CABOMETYX tablets were approved by the FDA. U.S. Patent No. 9,809,549 is not listed in the Orange Book. On April 7, 2021, we filed our response to MSN’s First Amended Answer and Counterclaims, denying, among other things, that U.S. Patent No. 9,809,549 is invalid or would not be infringed.
On October 1, 2021, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to U.S. Patents No. 7,579,473 and 8,497,284, if those claims are not found to be invalid, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s ANDA product prior to the expiration of U.S. Patents No. 7,579,473 and 8,497,284 would also infringe certain claims of each patent, if those claims are not found to be invalid. Then, on October 12, 2021, pursuant to a separate stipulation between us and MSN, the Delaware District Court entered an order dismissing MSN’s counterclaims with respect to U.S. Patent No. 9,809,549. In our complaints, we are seeking, among other relief, an order that the effective date of any FDA approval of MSN’s ANDA be a date no earlier than the expiration of all of U.S. Patents No. 7,579,473, 8,497,284 and 8,877,776, the latest of which expires on October 8, 2030, and equitable relief enjoining MSN from infringing these patents. In an effort to streamline the case, the parties have narrowed their assertions. On April 8, 2022, MSN withdrew its validity challenge to U.S. Patent No. 8,877,776. On April 14, 2022, we agreed not to assert U.S. Patent No. 8,497,284 at trial and MSN has, correspondingly, agreed to withdraw its validity challenges to U.S. Patent No. 8,497,284, as well as claims 1-4 and 6-7 of U.S. Patent No. 7,579,473. As a result of this narrowing, the upcoming trial will address two issues: (1) infringement of claims 1 and 2 of the U.S. Patent No. 8,877,776; and (2) validity of claim 5 of the U.S. Patent No. 7,579,473. A three-day bench trial has been scheduled to begin on May 16, 2022.
On January 11, 2022, we received notice from MSN that it had further amended its ANDA to assert additional Paragraph IV certifications. The ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of three previously-unasserted CABOMETYX patents that are now listed in the Orange Book: U.S. Patents No. 11,091,439 (salt and polymorphic forms), 11,091,440 (formulations) and 11,098,015 (methods of treatment). On February 23, 2022, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015 (the 2022 MSN ANDA Complaint) arising from MSN’s further amendment of its ANDA filing with the FDA. In the 2022 MSN ANDA Complaint, we are seeking, among other remedies, equitable relief enjoining MSN from infringing these patents, as well as an order that the effective date of any FDA approval of MSN’s ANDA would be a date no earlier than the expiration of the patents identified in the 2022 MSN ANDA Complaint, the latest of which expires on January 15, 2030. The 2022 MSN ANDA Complaint is a new case against MSN involving Exelixis patents that are different from those asserted in the consolidated Civil Action Nos. 19-02017 and 20-00633 described above. On February 25, 2022, MSN filed its response to the complaint, alleging that the asserted claims of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015 are invalid and not infringed. A bench trial in connection with the 2022 MSN ANDA Complaint has been scheduled for May 2023.

In May 2021, we received notice letters from Teva regarding an ANDA Teva submitted to the FDA, requesting approval to market a generic version of CABOMETYX tablets. Teva’s notice letters included a Paragraph IV certification with respect to our U.S. Patents No. 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Orange Book and expire in 2033, 2031 and 2031, respectively. Teva’s notice letters did not provide a Paragraph IV certification against any additional CABOMETYX patents. On June 17, 2021, we filed a complaint in the Delaware District Court for patent infringement against Teva, along with Teva Pharmaceutical Industries Limited (Teva Parent), asserting infringement of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 arising from Teva’s ANDA filing with the FDA. On August 27, 2021, Teva filed its answer and counterclaims to the complaint, alleging that the asserted claims of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 are invalid and not infringed, and on August 23, 2021, we and Teva entered into a stipulation wherein Teva Parent was dismissed without prejudice from this lawsuit and agreed to be bound by any stipulation, judgment, order or decision rendered as to Teva, including any appeals and any order granting preliminary or permanent injunctive relief against Teva. On September 17, 2021, we filed an answer to Teva’s counterclaims. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA be a date no earlier than the expiration of all of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757, the latest of which expires on July 9, 2033, and equitable relief enjoining Teva from infringing these patents. On February 8, 2022, the parties filed a stipulation to stay all proceedings, which was granted by the Delaware District Court on February 9, 2022. On February 11, 2022, this case was administratively closed.
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
•The timing of the entrance of generic competitors to CABOMETYX and legislative and regulatory action designed to reduce the barriers to the development, approval and adoption of generic drugs in the U.S. could limit the revenue we derive from our products, most notably CABOMETYX, which could have a material adverse impact on our business, financial condition and results of operations.
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
We anticipate that for the foreseeable future, our ability to maintain or meaningfully increase cash flow to fund our business operations and growth will depend upon the continued commercial success of CABOMETYX, both alone and in combination with other therapies, as a treatment for the highly competitive indications for which it is approved, and possibly for other indications for which cabozantinib is currently being evaluated in potentially label-enabling clinical trials, if warranted by the data generated from these trials. In this regard, part of our strategy is to pursue additional indications for CABOMETYX and increase the number of cancer patients who could potentially benefit from this medicine. However, we cannot be certain that the clinical trials we and our collaboration partners are conducting will demonstrate adequate safety and efficacy in these additional indications to receive regulatory approval in the major commercial markets where CABOMETYX is approved. Even if we and our collaboration partners receive the required regulatory approvals to market cabozantinib for additional indications, we and our collaboration partners may not be able to commercialize CABOMETYX effectively and successfully in these additional indications. If revenue from CABOMETYX decreases or remains flat, or if we are unable to expand the number of labeled indications for which CABOMETYX is approved, or if we or our collaboration partners fail to achieve anticipated product royalties and collaboration milestones, we may need to reduce our operating expenses, access other sources of cash or otherwise modify our business plans, which could have a material adverse impact on our business, financial condition and results of operations.
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
Furthermore, the specific indications for which CABOMETYX is currently or may be approved, based on the results from clinical trials currently evaluating cabozantinib, are highly competitive. Several novel therapies and combinations of therapies have been approved, are in advanced stages of clinical development or are under expedited regulatory review in these indications, and these other therapies are currently competing or are expected to compete with CABOMETYX. While we have had success in adapting our development strategy for the cabozantinib franchise to address the competitive landscape, including through evaluation of therapies that combine ICIs with other targeted agents, it is uncertain whether current and future clinical trials, including those evaluating cabozantinib in combination with an ICI in NSCLC and mCRPC, will lead to regulatory approvals, or whether physicians will prescribe regimens containing cabozantinib instead of competing product combinations in approved indications.
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
Our ability to commercialize our products successfully is highly dependent on the extent to which health insurance coverage and reimbursement is, and will be, available from third-party payers, including foreign and U.S. governmental payers, such as Medicare and Medicaid, and private health insurers. Third-party payers continue to scrutinize and manage access to pharmaceutical products and services and may limit reimbursement for newly approved products and indications. Patients are generally not capable of paying for CABOMETYX or COMETRIQ themselves and rely on third-party payers to pay for, or subsidize, the costs of their medications, among other medical costs. Accordingly, market acceptance of CABOMETYX and COMETRIQ is dependent on the extent to which coverage and reimbursement is available from third-party payers. These entities could refuse, limit or condition coverage for our products, such as by using tiered reimbursement or pressing for new forms of contracting, or alternatively for patients who rely on our co-pay assistance program, implement co-pay accumulators or maximizers that exempt such co-pay assistance from patient deductibles, which has increased and could further increase the costs of our co-pay assistance program or cause patients to abandon CABOMETYX or COMETRIQ therapy due to higher out-of-pocket costs. If third-party payers do not provide or increase limitations on coverage or reimbursement for CABOMETYX or COMETRIQ, our revenues and results of operations may suffer. In addition, even if third-party payers provide some coverage or reimbursement for CABOMETYX or COMETRIQ, the availability of such coverage or reimbursement for prescription drugs under private health insurance and managed care plans, which often varies based on the type of contract or plan purchased, may not be sufficient for patients to afford CABOMETYX or COMETRIQ.
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
In addition, there are pending federal and state-level legislative proposals that would significantly expand government-provided health insurance coverage, ranging from establishing a single-payer, national health insurance system to more limited “buy-in” options to existing public health insurance programs, each of which could have a significant impact on the healthcare industry. It is also possible that additional governmental actions will be taken in response to the ongoing COVID-19 pandemic, and that such actions would have a significant impact on these public health insurance programs. While we cannot predict how future legislation (or enacted legislation that has yet to be implemented) will affect our business, such proposals could have the potential to impact access to and sales of our products. Furthermore, the expansion of the 340B Drug Pricing Program through the PPACA (the 340B Program) has increased the number of purchasers who are eligible for significant discounts on branded drugs, including our marketed products. Because we participate in the 340B Program to sell a portion of our marketed products, changes in the administration of the program could have a material adverse impact on our revenues, including the implementation of the program’s Administrative Dispute Resolution Process, which is in part intended to resolve claims by covered entities that manufacturers have overcharged them for covered outpatient drugs. A federal court has preliminarily enjoined the 340B Administrative Dispute Resolution Process with respect to the plaintiff manufacturer in that specific challenge, and other legal challenges are ongoing. The Office of Management and Budget initiated review of a new proposed rule titled “340B Drug Pricing Program; Administrative Dispute Resolution” in November 2021. In addition, there is ongoing litigation regarding the legality of contract pharmacy arrangements under the 340B Program, which may affect the way in which manufacturers are required to extend discounts to covered entities through contract pharmacies. Due to general uncertainty with respect to this litigation and in the current regulatory and healthcare policy environment, and specifically regarding positions that the Biden Administration may take with respect to these issues, we are unable to predict the impact of any legislative, regulatory, third-party payer or policy actions, including potential cost containment and healthcare reform measures. If enacted, we and any third parties we may engage may be unable to adapt to any changes implemented as a result of such measures, and we may have difficulties in sustaining profitability or otherwise experience a material adverse impact on our business, financial condition and results of operations.
Pricing for pharmaceutical products in the U.S. has come under increasing attention and scrutiny by federal and state governments, legislative bodies and enforcement agencies. This may result in actions that have the effect of reducing our revenue or harming our business or reputation.
There continue to be U.S. Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as executive orders, designed to, among other things: reduce or limit the prices of drugs and make them more affordable for patients (including, for example, by tying drug prices to the prices of drugs in other countries); reform the structure and financing of Medicare Part D pharmaceutical benefits; implement additional data collection and transparency reporting regarding drug pricing, rebates, fees and other remuneration provided by drug manufacturers; enable the government to negotiate prices under Medicare; revise rules associated with the calculation of average manufacturer price and best price under Medicaid; eliminate the Anti-Kickback Statute (AKS) discount safe harbor protection for manufacturer rebate arrangements with Medicare Part D plan sponsors; create new AKS safe harbors applicable to certain point-of-sale discounts to patients and fixed fee administrative fee payment arrangements with pharmacy benefit managers; and revise the rebate methodology under the Medicaid Drug Rebate Program. For instance, President Biden issued an executive order in July 2021 supporting legislation to enact some of these drug pricing reforms, and in response, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices in September 2021 with specific legislative and administrative policies that Congress could enact to help improve affordability of and access to prescription drugs. While we cannot know the final form or timing of any such legislative, regulatory and/or administrative measures, some of the pending and enacted legislative proposals or executive rulemaking if implemented without successful legal challenges, would likely have a significant and far-reaching impact on the biopharmaceutical industry and therefore also likely have a material adverse impact on our business, financial condition and results of operations.
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
Additionally, cost-control initiatives, increasingly based on affordability and accessibility, as well as post-marketing assessments of the added value of CABOMETYX and COMETRIQ as compared to existing treatments, could influence the prices paid for and net revenues we realize from CABOMETYX and COMETRIQ, or the indications for which we are able to obtain reimbursement, which would result in lower license revenues to us. Upcoming legislative and policy changes in the EU are aimed at increasing cooperation between the EU Member States. Such initiatives, particularly the Regulation on Health Technology Assessment adopted in December 2021, may further impact the price and reimbursement status of CABOMETYX and COMETRIQ in the future.
The timing of the entrance of generic competitors to CABOMETYX and legislative and regulatory action designed to reduce barriers to the development, approval and adoption of generic drugs in the U.S. could limit the revenue we derive from our products, most notably CABOMETYX, which could have a material adverse impact on our business, financial condition and results of operations.
Under the Federal Food, Drug and Cosmetic Act (FDCA), the FDA can approve an ANDA for a generic version of a branded drug without the applicant undertaking the human clinical testing necessary to obtain approval to market a new drug. The FDA can also approve a New Drug Application (NDA) under section 505(b)(2) of the FDCA that relies in part on the agency’s findings of safety and/or effectiveness for a previously approved drug, where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. Both the ANDA and 505(b)(2) NDA processes are discussed in more detail in “Item 1. Business—Government Regulation—FDA Review and Approval—Abbreviated FDA Approval Pathways and Generic Products” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In either case, if an ANDA or 505(b)(2) NDA applicant submits an application referencing one of our marketed products prior to the expiry of one or more our Orange Book-listed patents for the applicable product, we may litigate with the potential generic competitor to protect our patent rights, which would result in substantial costs, divert the attention of management, and could have an adverse impact on our stock price. For example, MSN and Teva have separately submitted ANDAs to the FDA requesting approval to market their respective generic versions of CABOMETYX tablets, and we have subsequently filed patent lawsuits against both companies. For a more detailed discussion of these litigation matters, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. It is possible that MSN, Teva or other companies, following FDA approval of an ANDA or 505(b)(2) NDA, could introduce generic or otherwise competitor versions of our marketed products before our patents expire if they do not infringe our patents or if it is determined that our patents are invalid or unenforceable, and we expect that generic cabozantinib products would be offered at a significantly lower price compared to our marketed cabozantinib products. Therefore, regardless of the regulatory approach, the introduction of a generic version of cabozantinib would likely decrease our revenues derived from the U.S. sales of CABOMETYX and thereby materially harm our business, financial condition and results of operations. There are also equivalent procedures in the EU permitting authorization of generic versions and biosimilars of medicinal products authorized in the EU once related data and market exclusivity periods have expired.
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
These federal and state healthcare laws and regulations govern drug marketing practices, including off-label promotion, and also impact our current and future business arrangements with third parties, including various healthcare entities. If our operations are found, or even alleged, to be in violation of the laws described above or other governmental regulations that apply to us, we, or our officers or employees, may be subject to significant penalties, including administrative civil and criminal penalties, damages, fines, regulatory penalties, the curtailment or restructuring of our operations, exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs, imprisonment, reputational harm, additional reporting requirements and oversight through a Corporate Integrity Agreement or other monitoring agreement, any of which would adversely affect our ability to sell our products and operate our business and also adversely affect our financial results. Furthermore, responding to any such allegation or investigation and/or defending against any such enforcement actions can be time-consuming and would require significant financial and personnel resources. Therefore, if any state or the federal government initiates an enforcement action against us, our business may be impaired, and even if we are ultimately successful in our defense, litigating these actions could result in substantial costs and divert the attention of management.

Enhanced governmental and private scrutiny over, or investigations or litigation involving, pharmaceutical manufacturer patient assistance programs and donations to patient assistance foundations created by charitable organizations could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
To help patients afford our products, we have a patient assistance program and also occasionally make donations to independent charitable foundations that help financially needy patients. These types of programs designed to assist patients with affording pharmaceuticals have become the subject of Congressional interest and enhanced government scrutiny. The HHS Office of Inspector General established guidelines permitting pharmaceutical manufacturers to make donations to charitable organizations that provide co-pay assistance to Medicare patients, provided that manufacturers meet certain specified compliance requirements. In the event we make such donations but are found not to have complied with these guidelines and other laws or regulations respecting the operation of these programs, we could be subject to significant damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. Moreover, in December 2020, the Centers for Medicare and Medicaid Services finalized changes to Medicaid Drug Rebate Program pricing calculations regarding the provision of co-payment assistance to patients that may be impacted by private insurer accumulator programs. Although this rule is subject to litigation, if sustained, the rule could affect the amount of rebates owed under the Medicaid program or otherwise limit our ability to support our patient co-pay assistance program. We also rely on a third-party hub provider and exercise oversight to monitor patient assistance program activities. Hub providers are generally hired by manufacturers to assist patients with insurance coverage, financial assistance and treatment support after the patients receive a prescription from their healthcare professional. For manufacturers of specialty pharmaceuticals (including our marketed products), the ability to have a single point of contact for their therapies helps ensure efficient medication distribution to patients. Accordingly, our hub activities are also subject to scrutiny and may create risk for us if not conducted appropriately. A variety of entities, including independent charitable foundations and pharmaceutical manufacturers, but not including our company, have received subpoenas from the U.S. Department of Justice and other enforcement authorities seeking information related to their patient assistance programs and support. Should we or our hub providers receive a subpoena or other process, regardless of whether we are ultimately found to have complied with the regulations governing patient assistance programs, this type of government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
We are subject to laws and regulations relating to privacy, data protection and the collection and processing of personal data. Failure to maintain compliance with these regulations could create additional liabilities for us.
The legislative and regulatory landscape for privacy and data protection continues to evolve in the U.S. and other jurisdictions around the world. For example, the California Consumer Privacy Act of 2018 (CCPA) went into operation in 2020 and affords California residents expanded privacy rights and protections, including civil penalties for violations and statutory damages under a private right of action for data security breaches. These protections will be expanded by the California Privacy Rights Act (CPRA), which will be operational in most key respects on January 1, 2023. Similar legislative proposals have passed or are being advanced in other states, and Congress is also considering additional federal privacy legislation. In addition, most healthcare professionals and facilities are subject to privacy and security requirements under HIPAA with respect to our clinical and commercial activities. Although we are not considered to be a covered entity or business associate under HIPAA, we could be subject to penalties if we use or disclose individually identifiable health information in a manner not authorized or permitted by HIPAA. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. For example, in the EU, the EU General Data Protection Regulation 2016/679 (GDPR) regulates the processing of personal data of individuals within the EU, even if, under certain circumstances, that processing occurs outside the EU, and also places restrictions on transfers of such data to countries outside of the EU, including the U.S. Should we fail to provide adequate privacy or data security protections or maintain compliance with these laws and regulations, including the CCPA, CPRA and GDPR, we could be subject to sanctions or other penalties, litigation, an increase in our cost of doing business and questions concerning the validity of our data processing activities, including clinical trials.

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
We may experience numerous unforeseen events, during or as a result of clinical investigations, that could delay or prevent commercialization of cabozantinib in new indications or of new product candidates. These events may include:
•lack of acceptable efficacy or a tolerable safety profile;
•negative or inconclusive clinical trial results that require us to conduct further testing or to abandon projects;
•discovery or commercialization by our competitors of other compounds or therapies that show significantly improved safety or efficacy compared to cabozantinib or our other product candidates;
•our inability to identify and maintain a sufficient number of clinical trial sites;
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
The ongoing Russo-Ukrainian War could have a modest impact on our clinical development operations, particularly with respect to patient recruitment, potentially delaying our ability to complete enrollment in a timely manner. In addition, this conflict has had and may continue to have an adverse impact on the ability of clinical sites and their patients to adhere to trial protocols for in-office clinical visits and other procedures, our ability to supply clinical sites with cabozantinib or other study drugs and to pay clinical sites and investigators for work performed, as well as our ability to collect data and conduct site monitoring visits, all of which could undermine the data quality for patients enrolled at these clinical sites. The need to shift enrollment of patients away from these clinical sites, or potentially to replace a significant number of patients in affected territories should investigators be unable to continue treating and monitoring them, could further impact our anticipated timelines for completing the trials and achieving clinical endpoints.
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
Any clinical trial may fail to produce results satisfactory to the FDA or regulatory authorities in other jurisdictions. The FDA has substantial discretion in the approval process and may refuse to approve any NDA or sNDA or decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, we may encounter delays or rejections based upon changes in policy, which could cause delays in the approval or rejection of an application for cabozantinib or for our other product candidates. For example, the FDA launched Project Optimus in 2021 as an initiative to reform the dose optimization and dose selection paradigm in oncology drug development, which was driven by the FDA’s concerns that the current paradigm for dose selection may result in doses and schedules of molecularly targeted therapies that are inadequately characterized before initiating pivotal trials. Through collaboration with the biopharmaceutical industry, academia and other stakeholders, the FDA’s goal for this initiative is to advance an oncology dose-finding and dose optimization paradigm that emphasizes dose selections that maximize efficacy as well as safety and tolerability. In support of this initiative, the FDA may request sponsors of oncology product candidates to conduct dose optimization studies pre- or post-approval, and the FDA also continues to develop and finalize guidance documents and implement initiatives regarding the development and clinical research of oncology product candidates. Recently, in part due to questions raised by the process underlying the approval of the Alzheimer’s disease drug Aduhelm®, government authorities and other stakeholders have been scrutinizing the accelerated approval pathway, with some stakeholders advocating for reforms. Even prior to the Aduhelm approval, FDA has held Oncologic Drugs Advisory Committee meetings to discuss accelerated approvals for which confirmatory trials have not verified clinical benefit. Such scrutiny, among other factors, has resulted in voluntary withdrawals of certain products and indications approved on an accelerated basis. Moreover, also spurred by the Aduhelm controversy, the HHS Office of Inspector General has initiated an assessment of how the FDA implements the accelerated approval pathway. In addition, members of Congress have introduced proposed legislation to revise the statutory accelerated approval pathway, including with respect to the FDA’s ability to rapidly withdraw products and indications for which effectiveness is not confirmed in post-marketing studies. At this time, it is not clear what impact, if any, these developments may have on the statutory accelerated approval pathway or our business, financial condition and results of operations.

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
Although we reported net income of $68.6 million for the three months ended March 31, 2022 and $231.1 million for the fiscal year ended December 31, 2021, we may not be able to maintain or increase profitability on a quarterly or annual basis, and we are unable to predict the extent of future profits or losses. The amount of our net profits or losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the U.S.; our achievement of development, regulatory and commercial milestones, if any, under our collaboration agreements; the amount of royalties from sales of CABOMETYX and COMETRIQ outside of the U.S. under our collaboration agreements; other collaboration revenues; and the level of our expenses, including those associated with our extensive drug discovery, clinical development and business development activities, both for the cabozantinib franchise and our earlier-stage product candidates, as well as our general business expansion plans. Our expected future expenses in particular may also be increased by inflationary pressures, whether resulting from the effects of the ongoing Russo-Ukrainian War or the COVID-19 pandemic or otherwise, which could increase the costs of outside services, labor, raw materials and finished drug product. We expect to continue to spend substantial amounts to fund the continued development of the cabozantinib franchise for additional indications and the commercialization of our approved products. In addition, we intend to continue to expand our oncology product pipeline through our drug discovery efforts, including research collaborations, in-licensing arrangements and other strategic transactions that align with our oncology drug development, regulatory and commercial expertise, which efforts could involve substantial costs. To offset these costs in the future, we will need to generate substantial revenues. If these costs exceed our current expectations, or we fail to achieve anticipated revenue targets, the market value of our common stock may decline.
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
We do not own or operate manufacturing or distribution facilities for chemistry, manufacturing and control development activities, preclinical, clinical or commercial production and distribution for our current products and new product candidates. Instead, we rely on various third-party contract manufacturing organizations to conduct these operations on our behalf. As our operations continue to grow in these areas, we continue to expand our supply chain through secondary third-party contract manufacturers, distributors and suppliers. To establish and manage our supply chain requires a significant financial commitment, the creation of numerous third-party contractual relationships and continued oversight of these third parties to fulfill compliance with applicable regulatory requirements. Although we maintain significant resources to directly and effectively oversee the activities and relationships with the companies in our supply chain, we do not have direct control over their operations.
Our third-party contract manufacturers may not be able to produce material on a timely basis or manufacture material with the required quality standards, or in the quantity required to meet our preclinical, clinical development and commercial needs and applicable regulatory requirements. Although we have not yet experienced significant production delays or seen significant impairment to our supply chain as a result of the COVID-19 pandemic or the ongoing Russo-Ukrainian War, our third-party contract manufacturers, distributors and suppliers could experience operational delays due to facility closures and other hardships as a result of these types of global events, which could impact our supply chain by potentially causing delays to or disruptions in the supply of our commercial or clinical products or product candidates. If our third-party contract manufacturers, distributors and suppliers do not continue to supply us with our products or product candidates in a timely fashion and in compliance with applicable quality and regulatory requirements, or if they otherwise fail or refuse to comply with their obligations to us under our manufacturing, distribution and supply arrangements, we may not have adequate remedies for any breach. Furthermore, their failure to supply us could impair or preclude meeting commercial or clinical product supply requirements for us or our partners, which could delay product development and future commercialization efforts and have a material adverse impact on our business, financial condition and results of operations. In addition, through our third-party contract manufacturers and data service providers, we continue to provide serialized commercial products as required to comply with the Drug Supply Chain Security Act (DSCSA). If our third-party contract manufacturers or data service providers fail to support our efforts to continue to comply with DSCSA and any future federal or state electronic pedigree requirements, we may face legal penalties or be restricted from selling our products.

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
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Many countries, including certain countries in the EU, have compulsory licensing laws based on related EU rules, under which a patent owner may be compelled to grant licenses to third parties (for example, the patent owner has failed to “work” the invention in that country or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Initiatives seeking compulsory licensing of life-saving drugs are also becoming increasingly prevalent in developing countries either through direct legislation or international initiatives. Governments in those developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products or product candidates, thereby reducing our product sales. Moreover, the Russian Federation has and may further limit protections on patents originating from “unfriendly countries” (including the U.S.) in response to sanctions relating to the ongoing Russo-Ukrainian War, and in general, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection, which makes it difficult to stop infringement. We also rely on trade secret protection for some of our confidential and proprietary information, and we are taking security measures to protect our proprietary information and trade secrets, particularly in light of recent instances of data loss and misappropriation of intellectual property in the biopharmaceutical industry. However, these measures may not provide adequate protection, and while we seek to protect our proprietary information by entering into confidentiality agreements with employees, partners and consultants, as well as maintain cybersecurity protocols within our information technology infrastructure, we cannot provide assurance that our proprietary information will not be disclosed, or that we can meaningfully protect our trade secrets. In addition, our competitors may independently develop substantially equivalent proprietary information or may otherwise gain access to our trade secrets.
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
To date, the COVID-19 pandemic has had a modest impact on our business operations, in particular with respect to our clinical trial, drug discovery and commercial activities. For example, to varying degrees and at different rates across our clinical trials, we experienced declines in screening and enrollment activity during the early days of the COVID-19 pandemic, as well as delays in new site activations and restrictions on the access to treatment sites that is necessary to monitor clinical study progress and administration. As the COVID-19 pandemic continues to have a significant presence in various parts of the world, particularly with the spread of the Omicron and other SARS-CoV-2 variants and the potential emergence of new variants that may prove especially contagious or virulent, the impact on our clinical development operations could continue or grow more severe. We anticipate that a further prolonged, or more severe, global public health crisis could limit our ability to identify and work with clinical investigators at clinical trial sites globally to enroll, initiate and maintain treatment per protocol of patients for our ongoing clinical trials. Disruptions to medical and administrative operations at clinical trial sites, including staffing and materials shortages and the implementation of crisis management initiatives, have and may continue to reduce personnel and other resources necessary to conduct our clinical trials, which could further delay some of our clinical trial plans or may require certain trials to be temporarily suspended. In addition, increased costs connected with our efforts to mitigate the adverse impacts resulting from the COVID-19 pandemic on our clinical trials could cause the expenses we incur in conducting those clinical trials to increase considerably. Depending upon the duration and severity of the COVID-19 pandemic, we could also experience delays in planning and conducting new clinical trials of the investigative product candidates entering and advancing through our development pipeline, which could increase the operating expenses associated with these trials and adversely affect their timelines for completion and ultimately our ability to obtain regulatory approvals.
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
These continuing or future effects of the COVID-19 pandemic could materially and adversely affect our business, financial condition, results of operations and growth prospects, and exacerbate the other risks and uncertainties described elsewhere in this ‘‘Risk Factors’’ section.
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

These and other factors could have material adverse impact on the market price of our common stock. In addition, the stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have historically experienced significant volatility that has often been unrelated or disproportionate to the operating performance of particular companies. Likewise, as a result of significant changes in U.S. or global political and economic conditions, policies governing foreign trade and healthcare spending and delivery, or the ongoing Russo-Ukrainian War, the financial markets could continue to experience significant volatility that could also continue to negatively impact the markets for biotechnology and pharmaceutical stocks. These broad market fluctuations have adversely affected and may in the future adversely affect the trading price of our common stock. Excessive volatility may continue for an extended period of time following the date of this report.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Restated Certificate of Incorporation of Exelixis, Inc.	10-Q	000-30235	3.1	8/5/2021
3.2	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	3/3/2021
10.1*	Collaboration and License Agreement dated January 30, 2017, by and between Exelixis, Inc. and Takeda Pharmaceutical Company Limited					X
10.2*	Second Amendment dated May 7, 2019, to Collaboration and License Agreement dated January 30, 2017, by and between Exelixis, Inc. and Takeda Pharmaceutical Company Limited					X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Portions of this exhibit have been omitted as being immaterial and would be competitively harmful if publicly disclosed.
‡	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIXIS, INC.

May 10, 2022	By:	/s/ Christopher J. Senner
Date		Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)