Form 10-Q
period 2022-07-01
EXELIXIS, INC.
filed 2022-08-09
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended July 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☒
As of August 1, 2022, there were 321,831,784 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$627,000	$647,169
Short-term investments	907,938	819,905
Trade receivables, net	235,400	282,650
Inventory	33,020	27,493
Prepaid expenses and other current assets	48,281	57,530
Total current assets	1,851,639	1,834,747
Long-term investments	463,889	371,112
Property and equipment, net	108,529	104,031
Deferred tax assets, net	113,958	111,663
Goodwill	63,684	63,684
Other long-term assets	279,705	131,002
Total assets	$2,881,404	$2,616,239
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,978	$24,258
Accrued compensation and benefits	61,450	61,969
Accrued clinical trial liabilities	76,740	77,544
Rebates and fees due to customers	43,795	33,700
Accrued collaboration liabilities	29,990	86,753
Other current liabilities	72,568	53,366
Total current liabilities	304,521	337,590
Long-term portion of deferred revenues	7,209	8,739
Long-term portion of operating lease liabilities	161,019	51,272
Other long-term liabilities	17,395	8,023
Total liabilities	490,144	405,624
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000 shares authorized; issued and outstanding: 321,800 and 318,842 at June 30, 2022, and December 31, 2021, respectively	322	319
Additional paid-in capital	2,477,117	2,427,561
Accumulated other comprehensive loss	(8,917)	(758)
Accumulated deficit	(77,262)	(216,507)
Total stockholders' equity	2,391,260	2,210,615
Total liabilities and stockholders' equity	$2,881,404	$2,616,239
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Net product revenues	$347,044	$284,248	$657,342	$511,460
License revenues	57,526	39,640	89,593	67,168
Collaboration services revenues	14,857	61,289	28,472	76,779
Total revenues	419,427	385,177	775,407	655,407
Operating expenses:
Cost of goods sold	13,481	14,884	26,684	28,082
Research and development	199,481	148,790	356,152	308,078
Selling, general and administrative	122,759	98,495	225,622	200,846
Total operating expenses	335,721	262,169	608,458	537,006
Income from operations	83,706	123,008	166,949	118,401
Interest income	4,757	1,891	6,579	4,573
Other income (expense), net	45	(11)	209	(101)
Income before income taxes	88,508	124,888	173,737	122,873
Provision for income taxes	17,836	28,796	34,492	25,180
Net income	$70,672	$96,092	$139,245	$97,693
Net income per share:
Basic	$0.22	$0.31	$0.43	$0.31
Diluted	$0.22	$0.30	$0.43	$0.30
Weighted-average common shares outstanding:
Basic	321,117	314,117	320,349	313,295
Diluted	324,904	322,941	324,096	322,114
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$70,672	$96,092	$139,245	$97,693
Other comprehensive loss:
Net unrealized losses on available-for-sale debt securities, net of tax impact of $639, $257, $2,295 and $756, respectively	(2,252)	(755)	(8,159)	(2,491)
Comprehensive income	$68,420	$95,337	$131,086	$95,202
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2022	320,268	$320	$2,448,130	$(6,665)	$(147,934)	$2,293,851
Net income	—	—	—	—	70,672	70,672
Other comprehensive loss	—	—	—	(2,252)	—	(2,252)
Issuance of common stock under equity incentive plans and stock purchase plan	1,532	2	10,317	—	—	10,319
Stock transactions associated with taxes withheld on equity awards	—	—	(6,225)	—	—	(6,225)
Stock-based compensation	—	—	24,895	—	—	24,895
Balance at June 30, 2022	321,800	$322	$2,477,117	$(8,917)	$(77,262)	$2,391,260

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2021	313,262	$313	$2,354,103	$2,740	$(445,969)	$1,911,187
Net income	—	—	—	—	96,092	96,092
Other comprehensive loss	—	—	—	(755)	—	(755)
Issuance of common stock under equity incentive plans and stock purchase plan	1,560	2	11,283	—	—	11,285
Stock transactions associated with taxes withheld on equity awards	—	—	(2,767)	—	—	(2,767)
Stock-based compensation	—	—	28,035	—	—	28,035
Balance at June 30, 2021	314,822	$315	$2,390,654	$1,985	$(349,877)	$2,043,077

Continued on next page

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	318,842	$319	$2,427,561	$(758)	$(216,507)	$2,210,615
Net income	—	—	—	—	139,245	139,245
Other comprehensive loss	—	—	—	(8,159)	—	(8,159)
Issuance of common stock under equity incentive plans and stock purchase plan	2,958	3	15,829	—	—	15,832
Stock transactions associated with taxes withheld on equity awards	—	—	(11,185)	—	—	(11,185)
Stock-based compensation	—	—	44,912	—	—	44,912
Balance at June 30, 2022	321,800	$322	$2,477,117	$(8,917)	$(77,262)	$2,391,260

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	311,627	$312	$2,321,895	$4,476	$(447,570)	$1,879,113
Net income	—	—	—	—	97,693	97,693
Other comprehensive loss	—	—	—	(2,491)	—	(2,491)
Issuance of common stock under equity incentive plans and stock purchase plan	3,195	3	15,484	—	—	15,487
Stock transactions associated with taxes withheld on equity awards	—	—	(9,413)	—	—	(9,413)
Stock-based compensation	—	—	62,688	—	—	62,688
Balance at June 30, 2021	314,822	$315	$2,390,654	$1,985	$(349,877)	$2,043,077

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Net income	$139,245	$97,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,266	6,895
Stock-based compensation	44,381	62,688
Non-cash lease expense	6,443	2,586
Deferred taxes	—	22,800
Other, net	4,359	22,831
Changes in operating assets and liabilities:
Trade receivables, net	46,693	(12,313)
Inventory	(8,322)	(8,020)
Prepaid expenses and other assets	(26,025)	(12,296)
Deferred revenue	(1,831)	9,346
Accrued collaboration liabilities	(53,263)	2,972
Accounts payable and other liabilities	17,903	25,863
Net cash provided by operating activities	178,849	221,045
Cash flows from investing activities:
Purchases of property, equipment and other	(17,946)	(33,768)
Purchases of investments	(692,091)	(688,903)
Proceeds from maturities and sales of investments	500,356	714,081
Net cash used in investing activities	(209,681)	(8,590)
Cash flows from financing activities:
Proceeds from issuance of common stock under equity incentive plans	15,791	15,487
Taxes paid related to net share settlement of equity awards	(11,164)	(9,413)
Net cash provided by financing activities	4,627	6,074
Net (decrease) increase in cash, cash equivalents, and restricted cash equivalents	(26,205)	218,529
Cash, cash equivalents and restricted cash equivalents at beginning of period	663,891	320,772
Cash, cash equivalents and restricted cash equivalents at end of period	$637,686	$539,301
Supplemental cash flow disclosures:
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$120,363	$4,893
Non-cash investing activities:
Unpaid liabilities incurred for purchases of property and equipment	$3,570	$5,125
Unpaid liabilities incurred in asset acquisition	$500	$9,000
Unpaid liabilities incurred for unsettled investment purchases	$—	$7,378

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
Today, four products that originated in Exelixis laboratories are available to be prescribed to patients. Sales related to our flagship molecule, cabozantinib, account for the large majority of our revenues. Cabozantinib is an inhibitor of multiple tyrosine kinases including MET, AXL, VEGF receptors and RET and has been approved by the U.S. Food and Drug Administration (FDA) and in 62 other countries as: CABOMETYX® (cabozantinib) tablets approved for advanced renal cell carcinoma (RCC), both alone and in combination with Bristol-Myers Squibb Company’s (BMS) OPDIVO® (nivolumab), for previously treated hepatocellular carcinoma (HCC) and, currently by the FDA and European Commission (EC), for previously treated, radioactive iodine (RAI)-refractory differentiated thyroid cancer (DTC); and COMETRIQ® (cabozantinib) capsules approved for progressive, metastatic medullary thyroid cancer (MTC). For physicians treating these types of cancer, cabozantinib has become or is becoming an important medicine in their selection of effective therapies.
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
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial statements for the periods presented have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any future period. The accompanying Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with our Consolidated Financial Statements and Notes included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 18, 2022 (Fiscal 2021 Form 10-K).
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2022, which is a 52-week fiscal year, will end on December 30, 2022 and fiscal year 2021, which was a 52-week fiscal year, ended on December 31, 2021. For convenience, references in this report as of and for the fiscal periods ended July 1, 2022 and July 2, 2021, and as of and for the fiscal year ending December 30, 2022 are indicated as being as of and for the fiscal periods ended June 30, 2022 and June 30, 2021, and the year ending December 31, 2022, respectively.
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
Significant Accounting Policies
There have been no material changes to our significant accounting policies during the six months ended June 30, 2022, compared to the significant accounting policies disclosed in “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2021 Form 10-K.
Recently Adopted Accounting Pronouncements
There were no new accounting pronouncements adopted by us since the filing of our Fiscal 2021 Form 10-K, which could have a significant effect on our Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Adopted
There were no new accounting pronouncements issued since the filing of our Fiscal 2021 Form 10-K, which could have a significant effect on our Condensed Consolidated Financial Statements.
NOTE 2. REVENUES
Revenues consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenues:
Gross product revenues	$483,073	$380,204	$931,310	$694,409
Discounts and allowances	(136,029)	(95,956)	(273,968)	(182,949)
Net product revenues	347,044	284,248	657,342	511,460
Collaboration revenues:
License revenues	57,526	39,640	89,593	67,168
Collaboration services revenues	14,857	61,289	28,472	76,779
Total collaboration revenues	72,383	100,929	118,065	143,947
Total revenues	$419,427	$385,177	$775,407	$655,407

The percentage of total revenues by customer who individually accounted for 10% or more of our total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Affiliates of McKesson Corporation	16%	14%	17%	14%
Affiliates of CVS Health Corporation	16%	13%	16%	14%
Affiliates of AmerisourceBergen Corporation	15%	12%	16%	13%
Ipsen Pharma SAS	15%	24%	12%	19%
Accredo Health, Incorporated	10%	8%	9%	8%
The percentage of trade receivables by customer who individually accounted for 10% or more of our trade receivables were as follows:

	June 30, 2022	December 31, 2021
Ipsen Pharma SAS	30%	50%
Affiliates of McKesson Corporation	17%	10%
Affiliates of AmerisourceBergen Corporation	14%	11%
Affiliates of CVS Health Corporation	14%	9%
Cardinal Health	10%	6%
Revenues by geographic region were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
U.S.	$349,615	$287,190	$663,680	$517,147
Europe	62,240	90,921	96,767	124,727
Japan	7,572	7,066	14,960	13,533
Total revenues	$419,427	$385,177	$775,407	$655,407
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
Net product revenues by product were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
CABOMETYX	$339,159	$275,614	$641,971	$499,209
COMETRIQ	7,885	8,634	15,371	12,251
Net product revenues	$347,044	$284,248	$657,342	$511,460

Product Sales Discounts and Allowances
The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Chargebacks, Discounts for Prompt Payment and Other	Other Customer Credits/Fees and Co-pay Assistance	Rebates	Total
Balance at December 31, 2021	$14,625	$8,875	$24,825	$48,325
Provision related to sales made in:
Current period	175,564	24,444	72,890	272,898
Prior periods	1,311	(168)	(73)	1,070
Payments and customer credits issued	(171,534)	(22,186)	(64,812)	(258,532)
Balance at June 30, 2022	$19,966	$10,965	$32,830	$63,761
The allowance for chargebacks, discounts for prompt payment and other are recorded as a reduction of trade receivables, net, and the remaining reserves are recorded as rebates and fees due to customers in the accompanying Condensed Consolidated Balance Sheets.
Contract Assets and Liabilities
We receive payments from our collaboration partners based on billing schedules established in each contract. Amounts are recorded as accounts receivable when our right to consideration is unconditional. We may also recognize revenue in advance of the contractual billing schedule, and such amounts are recorded as a contract asset when recognized. We may be required to defer recognition of revenue for upfront and milestone payments until we perform our obligations under these arrangements, and such amounts are recorded as deferred revenue upon receipt or when due. For those contracts that have multiple performance obligations, contract assets and liabilities are reported on a net basis at the contract level. Contract assets are primarily related to Ipsen Pharma SAS (Ipsen) and contract liabilities are primarily related to deferred revenues from Takeda Pharmaceutical Company Limited (Takeda).
Contract assets and liabilities were as follows (in thousands):

	June 30, 2022	December 31, 2021
Contract assets (1)	$394	$1,665

Contract liabilities:
Current portion (2)	$7,513	$7,814
Long-term portion (3)	7,209	8,739
Total contract liabilities	$14,722	$16,553
____________________
(1)    Presented in other long-term assets in the accompanying Condensed Consolidated Balance Sheets.
(2)    Presented in other current liabilities in the accompanying Condensed Consolidated Balance Sheets.
(3)    Presented in the long-term portion of deferred revenues in the accompanying Condensed Consolidated Balance Sheets
During the six months ended June 30, 2022 and 2021, we recognized $4.5 million and $4.8 million, respectively, in revenues that were included in the beginning deferred revenues balance for those periods.
During the three and six months ended June 30, 2022, we recognized $59.4 million and $91.1 million, respectively, in revenues for performance obligations satisfied in previous periods. Such revenues were primarily related to royalty payments allocated to the license performance obligations for our collaborations with Ipsen, Takeda, Daiichi Sankyo and Genentech and the recognition of license revenue for the achievement of milestones during the three months ended June 30, 2022, allocated to the license performance obligations for our collaboration with Ipsen.
As of June 30, 2022, $89.3 million of the combined transaction prices for our Ipsen and Takeda collaborations were allocated to our research and development services performance obligations that had not yet been satisfied. See “Note 3. Collaboration Agreements and Business Development Activities” of the “Notes to Consolidated Financial Statements”

included in Part II, Item 8 of our Fiscal 2021 Form 10-K for additional information about the expected timing to satisfy these performance obligations.
NOTE 3. COLLABORATION AGREEMENTS AND BUSINESS DEVELOPMENT ACTIVITIES
We have established multiple collaborations with leading pharmaceutical companies for the commercialization and further development of our cabozantinib franchise. Additionally, we have entered into several research collaborations, in-licensing arrangements and other strategic transactions to further enhance our early-stage pipeline and expand our ability to discover, develop and commercialize novel therapies with the goal of providing new treatment options for cancer patients and their physicians. Historically, we also entered into other collaborations with leading pharmaceutical companies pursuant to which we out-licensed other compounds and programs in our portfolio.
See “Note 3. Collaboration Agreements and Business Development Activities” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2021 Form 10-K, as further described below, for additional information on certain of our collaboration agreements and in-licensing arrangements.
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
Revenues under the collaboration agreement with Ipsen were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
License revenues	$51,168	$33,656	$75,782	$56,107
Collaboration services revenues	11,072	57,265	20,985	68,620
Total	$62,240	$90,921	$96,767	$124,727
During the three months ended June 30, 2022, we recognized $25.7 million in revenues in connection with two regulatory milestones totaling $27.0 million upon approval by the European Commission and Health Canada of cabozantinib as monotherapy for the treatment of adult patients with locally advanced or metastatic differentiated thyroid carcinoma (DTC), refractory or not eligible to radioactive iodine (RAI) who have progressed during or after prior systemic therapy.
As of June 30, 2022, $51.9 million of the transaction price for this collaboration was allocated to our research and development services performance obligations that have not yet been satisfied.
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

Revenues under the collaboration agreement with Takeda were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
License revenues	$2,700	$2,097	$5,065	$3,398
Collaboration services revenues	3,785	4,024	7,487	8,159
Total	$6,485	$6,121	$12,552	$11,557

As of June 30, 2022, $37.5 million of the transaction price for this collaboration was allocated to our research and development services performance obligations that have not yet been satisfied.
Royalty Pharma
In October 2002, we established a product development and commercialization collaboration agreement with GlaxoSmithKline (GSK), that required us to pay a 3% royalty to GSK on the worldwide net sales of any product incorporating cabozantinib sold by us and our collaboration partners. Effective January 1, 2021, Royalty Pharma plc (Royalty Pharma) acquired from GSK all rights, title and interest in royalties on net product sales containing cabozantinib for non-U.S. markets for the full term of the royalty and for U.S. market through September 2026, after which time U.S. royalties will revert back to GSK. Royalties earned by Royalty Pharma in connection with our sales of cabozantinib are included in cost of goods sold and in connection with sales by our collaboration partners are included as a reduction of collaboration services revenues. Such royalties were $14.6 million and $27.7 million during the three and six months ended June 30, 2022, respectively, as compared to $12.1 million and $22.2 million in the corresponding periods in 2021.

Other Commercial Collaborations
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
License revenues under the collaboration agreement with Genentech were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Profits on U.S. commercialization	$1,682	$2,160	$3,821	$3,954
Royalty revenues on ex-U.S. sales	$889	$782	$2,517	$1,733
Research Collaborations, In-Licensing Arrangements and Other Business Development Activities
Our research collaborations, in-licensing arrangements and other strategic transactions include upfront payments, development, regulatory, commercial milestone payments and royalty payments, contingent upon the occurrence of certain future events linked to the success of the asset in development. Certain of our research collaborations provide us exclusive options that give us the right to license programs developed under the research collaborations for further discovery and development. When we decide to exercise the options, we are required to pay an exercise fee and then, in most instances we will assume the responsibilities for all subsequent clinical development, manufacturing and commercialization. In conjunction with each of these collaborative in-licensing arrangements, we were subject to upfront payments and will make payments for potential future development, regulatory, and commercial milestones as well as royalties on future net product sales.

In June 2022, we entered into an exclusive option and license agreement with BioInvent International AB (BioInvent), upon which we paid BioInvent an upfront payment of $25.0 million. Upon option exercise, we will pay BioInvent an option exercise fee, and BioInvent will be eligible for additional payments from us for future development and commercial milestones, as well as royalties on future net product sales.
As of June 30, 2022, in conjunction with each of our collaborative in-licensing arrangements, and an asset purchase agreement entered in 2021, we will make payments for potential future development milestones of up to $321.8 million, regulatory milestones of up to $453.7 million and commercial milestones of up to $2,070.7 million, each in the aggregate per product or target, as well as royalties on future net product sales.
NOTE 4. CASH AND INVESTMENTS
Cash, Cash Equivalents and Restricted Cash Equivalents
A reconciliation of cash, cash equivalents, and restricted cash equivalents reported in the accompanying Condensed Consolidated Balance Sheets to the amount reported within the accompanying Condensed Consolidated Statements of Cash Flows was as follows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$627,000	$647,169
Restricted cash equivalents included in other long-term assets	10,686	16,722
Cash, cash equivalents, and restricted cash equivalents as reported in the accompanying Condensed Consolidated Statements of Cash Flows	$637,686	$663,891
Restricted cash equivalents are used to collateralize letters of credit and consist of money-market funds and certificates of deposit with original maturities of 90 days or less. The restricted cash equivalents are classified as other long-term assets based upon the remaining term of the underlying restriction. As of June 30, 2022, restricted cash equivalents included $9.2 million of short-term investments, which is collateral under our January 2021 standby letter of credit to guarantee our obligation to fund a portion of the total tenant improvements related to our build-to-suit lease at our corporate campus. As we fund these tenant improvements, our restricted cash becomes available for operations. Our January 2021 standby letter of credit will remain effective through August 31, 2022.
Cash, Cash Equivalents, Restricted Cash Equivalents and Investments
Cash, cash equivalents, restricted cash equivalents and investments consisted of the following (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$880,593	$—	$(107)	$880,486
Corporate bonds	573,343	117	(9,059)	564,401
U.S. Treasury and government-sponsored enterprises	255,407	58	(2,057)	253,408
Municipal bonds	12,350	—	(202)	12,148
Total debt securities available-for-sale	1,721,693	175	(11,425)	1,710,443
Cash	80,747	—	—	80,747
Money market funds	87,821	—	—	87,821
Certificates of deposit	130,502	—	—	130,502
Total cash, cash equivalents, restricted cash equivalents and investments	$2,020,763	$175	$(11,425)	$2,009,513

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$945,801	$42	$(2)	$945,841
Corporate bonds	541,774	876	(1,672)	540,978
U.S. Treasury and government-sponsored enterprises	33,965	1	(21)	33,945
Municipal bonds	12,924	15	(35)	12,904
Total debt securities available-for-sale	1,534,464	934	(1,730)	1,533,668
Cash	135,653	—	—	135,653
Money market funds	66,531	—	—	66,531
Certificates of deposit	119,056	—	—	119,056
Total cash, cash equivalents, restricted cash equivalents and investments	$1,855,704	$934	$(1,730)	$1,854,908
Interest receivable was $3.6 million and $2.9 million as of June 30, 2022 and December 31, 2021, respectively, and is included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Realized gains and losses on the sales of investments were insignificant during the three and six months ended June 30, 2022, and 2021.
We manage credit risk associated with our investment portfolio through our investment policy, which limits purchases to high-quality issuers and limits the amount of our portfolio that can be invested in a single issuer. The fair value and gross unrealized losses on debt securities available-for-sale in an unrealized loss position were as follows (in thousands):

	June 30, 2022
	Fair Value	Gross Unrealized Losses
Corporate bonds	$540,226	$(9,059)
U.S. Treasury and government-sponsored enterprises	237,680	(2,057)
Commercial paper	14,000	(107)
Municipal bonds	12,148	(202)
Total	$804,054	$(11,425)

	December 31, 2021
	Fair Value	Gross Unrealized Losses
Corporate bonds	$385,053	$(1,672)
Commercial paper	43,290	(2)
U.S. Treasury and government-sponsored enterprises	18,962	(21)
Municipal bonds	7,475	(35)
Total	$454,780	$(1,730)
There were 237 and 133 investments in an unrealized loss position as of June 30, 2022 and December 31, 2021, respectively. All securities presented above have been in an unrealized loss position for less than twelve months except for six corporate bond securities with an aggregate fair value of $18.1 million and an aggregate immaterial unrealized loss as of June 30, 2022. During the six months ended June 30, 2022, and 2021, we did not record an allowance for credit losses or other impairment charges on our investment securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. Based on the scheduled maturities of our investments, we determined that it was more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The fair value of debt securities available-for-sale by contractual maturity was as follows (in thousands):

	June 30, 2022	December 31, 2021
Maturing in one year or less	$1,253,553	$1,168,256
Maturing after one year through five years	456,890	365,412
Total debt securities available-for-sale	$1,710,443	$1,533,668
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
The classifications within the fair value hierarchy of our financial assets that were measured and recorded at fair value on a recurring basis were as follows (in thousands):

	June 30, 2022
	Level 1	Level 2	Total
Commercial paper	$—	$880,486	$880,486
Corporate bonds	—	564,401	564,401
U.S. Treasury and government-sponsored enterprises	—	253,408	253,408
Municipal bonds	—	12,148	12,148
Total debt securities available-for-sale	—	1,710,443	1,710,443
Money market funds	87,821	—	87,821
Certificates of deposit	—	130,502	130,502
Total financial assets carried at fair value	$87,821	$1,840,945	$1,928,766

	December 31, 2021
	Level 1	Level 2	Total
Commercial paper	$—	$945,841	$945,841
Corporate bonds	—	540,978	540,978
U.S. Treasury and government-sponsored enterprises	—	33,945	33,945
Municipal bonds	—	12,904	12,904
Total debt securities available-for-sale	—	1,533,668	1,533,668
Money market funds	66,531	—	66,531
Certificates of deposit	—	119,056	119,056
Total financial assets carried at fair value	$66,531	$1,652,724	$1,719,255

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
As of June 30, 2022, we had one forward contract outstanding to sell €9.3 million. The forward contract with a maturity of three months is recorded at fair value and is included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The forward contract is considered a Level 2 in the fair value hierarchy of our fair value measurements. For the six months ended June 30, 2022, and 2021, we recognized $0.7 million and $0.3 million, respectively, of net gains on the maturity of our forward contracts, which is included in other income (expense), net on our Condensed Consolidated Statements of Income.
NOTE 6. INVENTORY
Inventory consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$9,760	$8,867
Work in process	35,233	27,717
Finished goods	13,371	12,927
Total	$58,364	$49,511

Balance Sheet classification:
Current portion included in inventory	$33,020	$27,493
Long-term portion included in other long-term assets	25,344	22,018
Total	$58,364	$49,511

NOTE 7. STOCK-BASED COMPENSATION
We allocated the stock-based compensation expense for our equity incentive plans and our Employee Stock Purchase Plan (ESPP) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$9,549	$13,667	$18,448	$26,063
Selling, general and administrative	15,073	14,368	25,933	36,625
Total stock-based compensation expense	$24,622	$28,035	$44,381	$62,688

Stock-based compensation for each type of award under our equity incentive plans and ESPP were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$3,493	$5,902	$7,171	$10,596
Restricted stock units	18,928	15,412	32,001	27,081
Performance stock units	1,581	4,698	3,290	22,645
ESPP	620	2,023	1,919	2,366
Total stock-based compensation expense	$24,622	$28,035	$44,381	$62,688
On May 25, 2022, at the 2022 Annual Meeting of Stockholders, our stockholders approved the amendment and restatement of Exelixis, Inc. 2017 Equity Incentive Plan (as amended and restated, the 2017 Plan). The amendment and restatement increased the share reserve under the 2017 Plan by 28,500,000 shares. As of June 30, 2022, 31,687,133 shares were available for grant under the Exelixis, Inc. 2017 Equity Incentive Plan. The share reserve is reduced by 1 share for each share issued pursuant to a stock option and 2 shares for full value awards, including restricted stock units (RSUs).
During the six months ended June 30, 2022, we granted 587,762 stock options with a weighted average exercise price of $19.99 per share and a weighted average grant date fair value of $8.36 per share. As of June 30, 2022, there were 12,307,775 stock options outstanding and $23.6 million of related unrecognized compensation expense.
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
During the six months ended June 30, 2022, we granted 4,585,618 service-based RSUs with a weighted average grant date fair value of $20.64 per share. As of June 30, 2022, there were 11,496,162 RSUs outstanding, including the TSR-based RSUs, and $207.2 million of related unrecognized compensation expense.
Stock options and service-based RSUs granted to employees during the six months ended June 30, 2022 have vesting conditions and contractual lives of a similar nature to those described in “Note 8. Employee Benefit Plans” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2021 Form 10-K.
As of June 30, 2022, there were 5,662,157 performance-based restricted stock units (PSUs) outstanding and $113.5 million of related unrecognized stock-based compensation expense. Expense recognition for PSUs commences when it is determined that achievement of the performance target is probable. For more information about our PSUs, see “Note 8. Employee Benefit Plans” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2021 Form 10-K.

NOTE 8. PROVISION FOR INCOME TAXES
The effective tax rate for the three and six months ended June 30, 2022 were 20.2% and 19.9% respectively, as compared to 23.1% and 20.5% for the corresponding periods 2021. The effective tax rate for the three and six months ended June 30, 2022 and June 30, 2021 differed from the U.S. federal statutory tax rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options during the periods and the generation of federal tax credits, which were partially offset by state taxes.
NOTE 9. NET INCOME PER SHARE
Net income per share - basic and diluted, were computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$70,672	$96,092	$139,245	$97,693
Denominator:
Weighted-average common shares outstanding — basic	321,117	314,117	320,349	313,295
Dilutive securities	3,787	8,824	3,747	8,819
Weighted-average common shares outstanding — diluted	324,904	322,941	324,096	322,114

Net income per share — basic	$0.22	$0.31	$0.43	$0.31
Net income per share — diluted	$0.22	$0.30	$0.43	$0.30
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Anti-dilutive securities and contingently issuable shares excluded	14,350	12,285	15,436	11,146
NOTE 10. COMMITMENTS AND CONTINGENCIES
Build-to-Suit Lease and Headquarters Lease
In April 2022, the office building (New Premises) associated with our October 2019 build-to-suit lease agreement (Build-to-Suit Lease) was substantially completed. The New Premises is 220,517 square feet and is in Alameda, California, adjacent to our existing corporate headquarters. The Build-to-Suit Lease term is 242 months, includes two five-year options to extend the term of the lease and a one-time option to terminate the lease after 180 months. In addition to the monthly lease payments, currently estimated at $0.7 million, subject to an annual increase of 3% during the Term, we are also responsible for paying operating expenses related to the New Premises. On April 15, 2022, the lease commenced for the New Premises. We determined the classification of the lease was an operating lease. Upon commencement of the lease, we recognized a right-of-use asset of $160.9 million inclusive of $44.9 million for the cost of the tenant improvements in excess of the allowance provided by the lessor and an operating lease liability of $116.0 million discounted over 180 months using our estimated incremental borrowing rate of 4.9%.

In May 2022, we entered into the seventh amendment to the lease for our corporate headquarters located on Harbor Bay Parkway, Alameda, California (the Alameda Lease). The May 2022 amendment to the Alameda Lease (the Seventh Lease Amendment) provides, among other things, for the expansion of the premises under the Alameda Lease by 34,745 square feet of office facilities located at 1751 Harbor Bay Parkway, Alameda, California (the 1751 Expansion Space). The term for the 1751 Expansion Space will run coterminous with the term of the Alameda Lease for the existing space. In connection with the Seventh Lease Amendment, we remeasured our lease components under the Alameda Lease relating to the existing premises using an incremental borrowing rate of 5.0%. As of June 1, 2022, we have taken possession of the 1751 Expansion Space, and accordingly we have adjusted our right-of-use asset and liability by $4.3 million.

For more information about our Leases, see “Note 11. Commitments and Contingencies—Leases” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2021 Form 10-K.
Legal Proceedings
In September 2019, we received a notice letter regarding an Abbreviated New Drug Application (ANDA) submitted to the FDA by MSN Pharmaceuticals, Inc. (MSN), requesting approval to market a generic version of CABOMETYX tablets. MSN’s initial notice letter included a Paragraph IV certification with respect to our U.S. Patents No. 8,877,776 (salt and polymorphic forms), 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, also referred to as the Orange Book, for CABOMETYX. MSN’s initial notice letter did not provide a Paragraph IV certification against U.S. Patents No. 7,579,473 (composition of matter) or 8,497,284 (methods of treatment), each of which is listed in the Orange Book. On October 29, 2019, we filed a complaint in the United States District Court for the District of Delaware (the Delaware District Court) for patent infringement against MSN asserting infringement of U.S. Patent No. 8,877,776 arising from MSN’s ANDA filing with the FDA. On November 20, 2019, MSN filed its response to the complaint, alleging that the asserted claims of U.S. Patent No. 8,877,776 are invalid and not infringed. On May 5, 2020, we received notice from MSN that it had amended its ANDA to include additional Paragraph IV certifications. In particular, the May 5, 2020 amended ANDA requested approval to market a generic version of CABOMETYX tablets prior to expiration of two previously unasserted CABOMETYX patents: U.S. Patents No. 7,579,473 and 8,497,284. On May 11, 2020, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of U.S. Patents No. 7,579,473 and 8,497,284 arising from MSN’s amended ANDA filing with the FDA. Neither of our complaints have alleged infringement of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757. On May 22, 2020, MSN filed its response to the complaint, alleging that the asserted claims of U.S. Patents No. 7,579,473 and 8,497,284 are invalid and not infringed. On March 23, 2021, MSN filed its First Amended Answer and Counterclaims (amending its prior filing from May 22, 2020), seeking, among other things, a declaratory judgment that U.S. Patent No. 9,809,549 (salt and polymorphic forms) is invalid and would not be infringed by MSN if its generic version of CABOMETYX tablets were approved by the FDA. U.S. Patent No. 9,809,549 is not listed in the Orange Book. On April 7, 2021, we filed our response to MSN’s First Amended Answer and Counterclaims, denying, among other things, that U.S. Patent No. 9,809,549 is invalid or would not be infringed. These two lawsuits, numbered Civil Action Nos. 19-02017 and 20-00633, were consolidated in April 2021.
On October 1, 2021, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to U.S. Patents No. 7,579,473 and 8,497,284, if those claims are not found to be invalid, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s ANDA product prior to the expiration of U.S. Patents No. 7,579,473 and 8,497,284 would also infringe certain claims of each patent, if those claims are not found to be invalid. Then, on October 12, 2021, pursuant to a separate stipulation between us and MSN, the Delaware District Court entered an order dismissing MSN’s counterclaims with respect to U.S. Patent No. 9,809,549. In our complaints, we are seeking, among other relief, an order that the effective date of any FDA approval of MSN’s ANDA be a date no earlier than the expiration of all of U.S. Patents No. 7,579,473, 8,497,284 and 8,877,776, the latest of which expires on October 8, 2030, and equitable relief enjoining MSN from infringing these patents. In an effort to streamline the case, the parties have narrowed their assertions. On April 8, 2022, MSN withdrew its validity challenge to U.S. Patent No. 8,877,776. On April 14, 2022, we agreed not to assert U.S. Patent No. 8,497,284 at trial and MSN has, correspondingly, agreed to withdraw its validity challenges to U.S. Patent No. 8,497,284, as well as claims 1-4 and 6-7 of U.S. Patent No. 7,579,473. As a result of this narrowing, the trial addressed two issues: (1) infringement of claims 1 and 2 of the U.S. Patent No. 8,877,776; and (2) validity of claim 5 of the U.S. Patent No. 7,579,473. A bench trial occurred in May 2022, and a judgment is expected during the third or fourth quarter of 2022.
On January 11, 2022, we received notice from MSN that it had further amended its ANDA to assert additional Paragraph IV certifications. In particular, the January 11, 2022 amended ANDA requested approval to market a generic version of CABOMETYX tablets prior to expiration of three previously-unasserted CABOMETYX patents that are now listed in the Orange Book: U.S. Patents No. 11,091,439 (crystalline salt forms), 11,091,440 (pharmaceutical composition) and 11,098,015 (methods of treatment). On February 23, 2022, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015 (the February 2022 MSN ANDA Complaint) arising from MSN’s further amendment of its ANDA filing with the FDA. In the February 2022 MSN ANDA Complaint, we are seeking, among other remedies, equitable relief enjoining MSN from infringing these patents, as well as an order that the effective date of any FDA approval of MSN’s ANDA would be a date no earlier than the expiration of the patents identified in the February 2022 MSN ANDA Complaint, the latest of which expires on January 15, 2030. The February 2022 MSN ANDA Complaint is a new case, numbered Civil Action No. 22-00228, against MSN involving Exelixis patents that are different from those asserted in the consolidated Civil Action Nos. 19-02017 and 20-00633 described above. On February 25, 2022, MSN filed its response to the complaint, alleging that the asserted claims of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015 are invalid and not infringed.
On June 21, 2022, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015, if those claims are not found to be invalid, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s ANDA product prior to the expiration of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015 would also infringe certain claims of each patent, if those claims are not found to be invalid. A bench trial in connection with the February 2022 MSN ANDA Complaint has been scheduled for May 2023.
On June 6, 2022, we received notice from MSN that it had further amended its ANDA to assert an additional Paragraph IV certification. As currently amended, MSN’s ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of a previously-unasserted CABOMETYX patent that is now listed in the Orange Book: U.S. Patent No. 11,298,349 (pharmaceutical composition). On July 18, 2022, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of U.S. Patent No. 11,298,349 (the July 2022 MSN ANDA Complaint) arising from MSN’s further amendment of its ANDA Filing with the FDA. In the July 2022 MSN ANDA Complaint, we are seeking, among other remedies, equitable relief enjoining MSN from infringing this patent, as well as an order that the effective date of any FDA approval of MSN’s ANDA would be a date no earlier than the expiration of the patent identified in the July 2022 MSN ANDA Complaint, which expires on February 10, 2032. The July 2022 MSN ANDA Complaint is a new case against MSN involving an Exelixis patent that is different from those asserted in the consolidated Civil Action Nos. 19-02017, 20-00633 and 22-00228 described above. MSN’s response to the complaint is due on August 9, 2022. A trial has not yet been scheduled in connection with the July 2022 MSN ANDA Complaint.
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
On July 29, 2022, we received notice from Teva that it had amended its ANDA to assert an additional Paragraph IV certification. As amended, Teva’s ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of a previously-unasserted CABOMETYX patent that is now listed in the Orange Book: U.S. Patent No. 11,298,349 (pharmaceutical composition). We have 45 days from the receipt of the July 29, 2022 notice to file a patent infringement claim against Teva relating to the newly challenged patent.

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
This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report and the consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (SEC) on February 18, 2022 (Fiscal 2021 Form 10-K).
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
Today, four products that originated in Exelixis laboratories are available to be prescribed to patients. Sales related to our flagship molecule, cabozantinib, account for the large majority of our revenues. Cabozantinib is an inhibitor of multiple tyrosine kinases including MET, AXL, VEGF receptors and RET and has been approved by the U.S. Food and Drug Administration (FDA) and in 62 other countries as: CABOMETYX® (cabozantinib) tablets approved for advanced renal cell carcinoma (RCC), both alone and in combination with Bristol-Myers Squibb Company’s (BMS) OPDIVO® (nivolumab), for previously treated hepatocellular carcinoma (HCC) and, currently by the FDA and European Commission (EC), for previously treated, radioactive iodine (RAI)-refractory differentiated thyroid cancer (DTC); and COMETRIQ® (cabozantinib) capsules approved for progressive, metastatic medullary thyroid cancer (MTC). For physicians treating these types of cancer, cabozantinib has become or is becoming an important medicine in their selection of effective therapies.
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
Building on preclinical and clinical observations that cabozantinib in combination with ICIs may promote a more immune-permissive tumor environment, we initiated numerous pivotal studies to further explore these combination regimens. The first of these studies to deliver results was CheckMate -9ER, a phase 3 pivotal trial evaluating the combination of CABOMETYX and OPDIVO compared to sunitinib in previously untreated, advanced or metastatic RCC, and positive results from CheckMate -9ER served as the basis for the FDA’s, EC’s and MHLW’s approvals of CABOMETYX in combination with OPDIVO as a first-line treatment of patients with advanced RCC in January 2021, March 2021 and August 2021, respectively. We are also collaborating with BMS on COSMIC-313, a phase 3 pivotal trial evaluating the triplet combination of cabozantinib, nivolumab and ipilimumab versus the combination of nivolumab and ipilimumab in patients with previously untreated advanced intermediate- or poor-risk RCC. In July 2022, we announced results from COSMIC-313. The trial met its primary endpoint, demonstrating significant improvement in blinded independent radiology committee (BIRC) assessed progression free survival (PFS) at the primary analysis for the triplet combination, reducing the risk of disease progression or death compared with the doublet combination of nivolumab and ipilimumab (hazard ratio: 0.73; 95% confidence internal: 0.57-0.94; P=0.01). At a prespecified interim analysis for the secondary endpoint of overall survival (OS), the triplet combination did not demonstrate a significant benefit, and therefore, the trial will continue to the next analysis of OS. The safety profile observed in the trial was reflective of the known safety profiles for each single agent, as well as the combination regimens used in this study, and no new safety signals were identified. We intend to discuss the results with the FDA to determine next steps toward a potential regulatory submission for the combination regimen for patients with previously untreated, advanced intermediate- or poor-risk RCC, and detailed findings will be presented at a future medical meeting.
To expand our exploration of combinations with ICIs, we also initiated multiple trials evaluating cabozantinib in combination with F. Hoffmann-La Roche Ltd.’s (Roche) ICI, atezolizumab, beginning in 2017 with COSMIC-021, a broad phase 1b study evaluating the safety and tolerability of cabozantinib in combination with atezolizumab in patients with a wide variety of locally advanced or metastatic solid tumors. The data from COSMIC-021 have been instrumental in guiding our clinical development strategy for cabozantinib in combination with ICIs, including supporting the initiation of COSMIC-312, a phase 3 pivotal trial evaluating cabozantinib in combination with atezolizumab versus sorafenib in previously untreated advanced HCC, and three phase 3 pivotal trials in collaboration with Roche, CONTACT-01, CONTACT-02 and CONTACT-03, evaluating the combination of cabozantinib with atezolizumab in patients with metastatic non-small cell lung cancer (NSCLC), metastatic castration-resistant prostate cancer (mCRPC) and advanced RCC, respectively. CONTACT-01 and CONTACT-03 are sponsored by Roche and co-funded by us, and we announced the completion of enrollment for the two trials in November 2021 and January 2022, respectively, with results from both trials expected in the second half of 2022. CONTACT-02 is sponsored by us and co-funded by Roche, and we anticipate completing enrollment in the first half of 2023.
Pipeline Activities
Our small molecule discovery programs are supported by a robust and expanding infrastructure, including a library of 4.6 million compounds. We have extensive experience in the identification and optimization of drug candidates against multiple target classes for oncology, inflammation and metabolic diseases. The first compound to enter the clinic following our re-initiation of drug discovery activities in 2017 was XL092, a next-generation oral TKI that targets VEGF receptors, MET, AXL, MER and other kinases implicated in cancer’s growth and spread. In designing XL092, we sought to build upon our experience with cabozantinib, retaining a similar target profile while improving key characteristics, including the pharmacokinetic half-life. To date, we have initiated two large phase 1b clinical trials studying XL092: STELLAR-001 and STELLAR-002. STELLAR-001 is a phase 1b clinical trial evaluating XL092, both as a monotherapy and in combination with either atezolizumab or avelumab, an ICI developed by Merck KGaA Damstadt, Germany and Pfizer Inc. We have established recommended doses for single-agent XL092 and XL092 in combination with atezolizumab and have begun enrolling expansion cohorts for patients with clear cell RCC, non-clear cell RCC, hormone-receptor positive breast cancer, mCRPC and colorectal cancer (CRC); the dose-escalation phase for XL092 in combination with avelumab is ongoing. STELLAR-002 is a phase 1b clinical trial evaluating XL092 in combination with either nivolumab or nivolumab and ipilimumab. We are enrolling patients with advanced solid tumors in dose-escalation cohorts, and depending on the dose-escalation results, STELLAR-002 may enroll expansion cohorts for patients with clear cell and non-clear cell RCC, mCRPC and urothelial carcinoma (UC). To better understand the individual contribution of the therapies, treatment arms in the expansion cohorts may include XL092 as a single-agent in addition to the ICI combination regimens. We also initiated STELLAR-303, the first global phase 3 pivotal trial for XL092, in June 2022, and other phase 3 pivotal trials may follow in late 2022 and early 2023. STELLAR-303 is evaluating XL092 in combination with atezolizumab versus regorafenib in patients with metastatic non-microsatellite instability-high or non-mismatch repair-deficient CRC who have progressed after or are intolerant to the current standard of care, and the trial aims to enroll approximately 600 patients worldwide with documented RAS status. The primary objective of STELLAR-303 is to evaluate the efficacy of the combination in patients with RAS wild-type disease, and outcomes in patients with RAS-mutated disease will also be evaluated. The primary endpoint of STELLAR-303 is OS, and additional efficacy endpoints include PFS, objective response rate (ORR) and duration response (DOR) per Response Evaluation Criteria in Solid Tumors (RECIST) v. 1.1. as assessed by the investigator.
We augment our small molecule discovery activities through research collaborations and in-licensing arrangements with other companies. The most advanced compounds to emerge from these arrangements are XL102 , the lead program targeting CDK7 under our collaboration with Aurigene Discovery Technologies Limited (Aurigene), and XL114, Aurigene’s novel anti-cancer compound that inhibits the CBM complex. Based on encouraging preclinical data, we exercised our exclusive options to license XL102 and XL114 from Aurigene and initiated phase 1 clinical trials evaluating XL102 and XL114 in January 2021 and April 2022, respectively, and we expect to provide clinical updates from the phase 1 study of XL102 in the second half of 2022.

Beyond small molecules, we have also launched rigorous efforts to discover and advance various biotherapeutics that have the potential to become anti-cancer therapies, such as bispecific antibodies, ADCs and other innovative treatments. ADCs in particular present a unique opportunity for new cancer treatments, given their capabilities to deliver anti-cancer payload drugs to targets with increased precision while minimizing impact on healthy tissues, and this biotherapeutic approach has been validated by multiple regulatory approvals for the commercial sale of ADCs in the past several years. To facilitate the growth of these programs, we have established multiple research collaborations and in-licensing arrangements and entered into other strategic transactions that provide us with access to antibodies, binders, payloads and conjugation technologies, which are the components employed to generate next-generation ADCs or multispecific antibodies. We have already made significant progress under these arrangements and expect we will continue to advance our biotherapeutics programs throughout the remainder of 2022 and in future years:

•Ryvu. We entered into a collaboration with Ryvu Therapeutics S.A. (Ryvu) in July 2022, focused on the development of novel targeted therapies utilizing Ryvu’s STING (STimulator of INterferon Genes) technology. The collaboration is intended to expand our portfolio of biotherapeutics by combining our tumor-specific targeting approaches with Ryvu’s proprietary small molecule STING agonists and STING biology know-how.
•BioInvent. We entered into a collaboration with BioInvent International AB (BioInvent) in June 2022, focused on the identification and development of novel antibodies for use as oncology therapeutics. The collaboration is intended to expand our portfolio of antibody-based therapies and will utilize BioInvent’s proprietary n-CoDeR® antibody library and patient-centric F.I.R.S.TTM screening platform, which together are designed to allow for parallel target and antibody discovery.
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
•Invenra. We have expanded our collaboration with Invenra, Inc. (Invenra) several times since our first engagement in 2018, most recently in August 2021 to include an additional 20 oncology targets.
•WuXi Bio. We expanded our access to antibodies through arrangements with WuXi Biologics Ireland Limited, a wholly owned subsidiary of WuXi Biologics (Cayman) Inc. (individually and collectively referred to as WuXi Bio) in March 2021. We are focused on leveraging WuXi Bio’s panel of monoclonal antibodies (mAbs) against an undisclosed target for the development of ADC, bispecific and certain other novel tumor-targeting biotherapeutics.
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
These arrangements have led directly to the advancement of two biotherapeutics development candidates, XB010 and XB014. XB010, our first ADC advanced internally, targets the tumor antigen 5T4 and incorporates antibodies sourced from Invenra. It was constructed using Catalent’s SMARTag® site-specific bioconjugation platform. XB014 is our first bispecific antibody, which combines a PD-L1 targeting arm with a CD47 targeting arm to block a macrophage checkpoint, and was developed through our collaboration with Invenra.
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

COVID-19 Update
As of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic continues to have a modest impact on our business operations. While the pandemic has created operational difficulties and complexities, we have thus far been successful at devising solutions designed to mitigate its impact. We will continue to monitor new developments that could pose additional risks for us, including the spread of the Omicron variant and its subvariants in the U.S. and other countries, and the potential emergence of new SARS-CoV-2 variants that may prove especially contagious or virulent. Despite our COVID-19 pandemic mitigation efforts, we may experience delays or an inability to execute on our clinical and preclinical development plans, reduced revenues or other adverse impacts to our business as described in more detail in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. We recognize that this pandemic will continue to present unique challenges for us throughout 2022, and potentially into 2023.

Second Quarter 2022 Business Updates and Financial Highlights
During the second quarter of 2022, we continued to execute on our business objectives, generating significant revenues from operations and enabling us to continue to seek to maximize the clinical and commercial potential of our products and expand our product pipeline. Significant business updates and financial highlights for the quarter and subsequent to quarter-end include:
Business Updates
•In April 2022, we announced the initiation of a phase 1 clinical trial evaluating XL114 as a monotherapy in patients with non-Hodgkin’s Lymphoma.
•In May 2022, we announced that Ipsen received regulatory approvals from the EC and Health Canada for CABOMETYX as a monotherapy for patients with previously treated, RAI-refractory DTC.
•In June 2022, cabozantinib was the subject of multiple data presentations in NSCLC, UC, RCC, head and neck squamous cell carcinoma, and DTC at the 2022 American Society of Clinical Oncology (ASCO) Annual Meeting.
•In June 2022, we announced an exclusive option and license agreement with BioInvent to identify and develop novel antibodies for use in immuno-oncology therapeutics utilizing BioInvent’s n-CoDeR antibody library and patient-centric F.I.R.S.T screening platform.
•In June 2022, we announced the initiation of STELLAR-303, a global phase 3 pivotal trial evaluating XL092 in combination with atezolizumab in patients with metastatic non-microsatellite instability-high or non-mismatch repair-deficient CRC who have progressed after or are intolerant to the current standard of care. The primary endpoint of the trial is OS, and additional efficacy endpoints include PFS, ORR and DOR per RECIST v. 1.1.
•In July 2022, we announced an exclusive license agreement with Ryvu to develop novel targeted therapies utilizing Ryvu’s STING technology.
•In July 2022, we announced results from the phase 3 COSMIC-313 trial, in which the triplet combination of cabozantinib, nivolumab and ipilimumab met its primary endpoint, demonstrating significant improvement in PFS versus the doublet combination of nivolumab and ipilimumab at the primary analysis. At a prespecified interim analysis for the secondary endpoint of OS, the triplet combination did not demonstrate a significant benefit, and therefore the trial will continue to the next analysis of OS. We intend to discuss the results with the FDA to determine next steps toward a potential regulatory submission for the combination regimen for patients with previously untreated, advanced intermediate- or poor-risk RCC, and detailed findings will be presented at a future medical meeting.
•In July 2022, we filed a patent lawsuit in the United States District Court for the District of Delaware (the Delaware District Court) against MSN Pharmaceuticals, Inc. (MSN) asserting infringement of U.S. Patent No. 11,298,349 arising from MSN’s further amendment of its Abbreviated New Drug Application (ANDA), originally filed with the FDA in September 2019. We are seeking, among other relief, an order that the effective date of any FDA approval of MSN’s ANDA would be a date no earlier than the expiration of U.S. Patent No. 11,298,349 on February 10, 2032. This is our fourth case against MSN and involves an Exelixis patent that is different from those asserted previously in consolidated patent lawsuits that we filed in 2019 and 2020 and the separate lawsuit filed in February 2022. For a more detailed discussion of this litigation matter, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.
Financial Highlights

•Net product revenues for the second quarter of 2022 were $347.0 million, compared to $284.2 million for the second quarter of 2021.
•Total revenues for the second quarter of 2022 were $419.4 million, compared to $385.2 million for the second quarter of 2021.
•Research and development expenses for the second quarter of 2022 were $199.5 million, compared to $148.8 million for the second quarter of 2021.
•Selling, general and administrative expenses for the second quarter of 2022 were $122.8 million, compared to $98.5 million for the second quarter of 2021.
•Provision for income taxes for the second quarter of 2022 was $17.8 million, compared to $28.8 million for the second quarter of 2021.
•Net income for the second quarter of 2022 was $70.7 million, or $0.22 per share, basic and diluted, compared to net income of $96.1 million, or $0.31 per share, basic and $0.30 per share, diluted, for the second quarter of 2021.
See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.

Outlook, Challenges and Risks
We will continue to face numerous challenges and risks that may impact our ability to execute on our 2022 business objectives. In particular, for the foreseeable future, we expect our ability to generate sufficient cash flow to fund our business operations and growth will depend upon the continued commercial success of CABOMETYX, both alone and in combination with other therapies, as a treatment for the highly competitive indications for which it is approved, and possibly for other indications for which cabozantinib is currently being evaluated in potentially label-enabling clinical trials, if warranted by the data generated from these trials. However, we cannot be certain that the clinical trials we and our collaboration partners are conducting will demonstrate adequate safety and efficacy in these additional indications to receive regulatory approval in the major commercial markets where CABOMETYX is approved. Even if the required regulatory approvals to market cabozantinib for additional indications are achieved, we and our collaboration partners may not be able to commercialize CABOMETYX effectively and successfully in these additional indications. In addition, CABOMETYX will only continue to be commercially successful if private third-party and government payers continue to provide coverage and reimbursement. As is the case for all innovative pharmaceutical therapies, obtaining and maintaining coverage and reimbursement for CABOMETYX is becoming increasingly difficult, both within the U.S. and in foreign markets. In addition, healthcare policymakers in the U.S. are increasingly expressing concern over healthcare costs, and corresponding legislative and policy initiatives and activities have been launched, aimed at increasing the healthcare cost burdens borne by pharmaceutical manufacturers, as well as expanding access to, and restricting the prices and growth in prices of, pharmaceuticals.
Achievement of our 2022 business objectives will also depend on our ability to maintain a competitive position in the shifting landscape of therapeutic strategies for the treatment of cancer, which we may not be able to do. On an ongoing basis, we assess the constantly evolving landscape of other approved and investigational cancer therapies that could be competitive, or complementary in combination, with our products, and then we adapt our development strategies for the cabozantinib franchise and our pipeline product candidates accordingly, such as by modifying our clinical trials to include evaluation of our therapies with ICIs and other targeted agents. Even if our current and future clinical trials, including those evaluating cabozantinib in combination with an ICI in NSCLC and mCRPC or evaluating XL092 in combination with an ICI in CRC, produce positive results sufficient to obtain marketing approval by the FDA and other global regulatory authorities, it is uncertain whether physicians will choose to prescribe regimens containing our products instead of competing products and product combinations in approved indications.
In the longer term, we may eventually face competition from potential manufacturers of generic versions of our marketed products, including the proposed generic versions of CABOMETYX tablets that are the subject of ANDAs submitted to the FDA by MSN and Teva Pharmaceuticals Development, Inc. and Teva Pharmaceuticals USA, Inc. (individually and collectively referred to as Teva). The approval of either MSN’s or Teva’s ANDA and subsequent launch of any generic version of CABOMETYX could significantly decrease our revenues derived from the U.S. sales of CABOMETYX and thereby materially harm our business, financial condition and results of operations.
Separately, our research and development objectives may be impeded by the challenges of scaling our organization to meet the demands of expanded drug development, unanticipated delays in clinical testing and the inherent risks and uncertainties associated with drug discovery operations, especially on the global level. In connection with efforts to expand our product pipeline, we may be unsuccessful in discovering new drug candidates or identifying appropriate candidates for in-licensing or acquisition.
Some of these challenges and risks are specific to our business, others are common to companies in the biopharmaceutical industry with development and commercial operations, and an additional category are macroeconomic, affecting all companies. For a more detailed discussion of challenges and risks we face, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Fiscal Year Convention
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2022, which is a 52-week fiscal year, will end on December 30, 2022 and fiscal year 2021, which was a 52-week fiscal year, ended on December 31, 2021. For convenience, references in this report as of and for the fiscal periods ended July 1, 2022 and July 2, 2021, and as of and for the fiscal year ending December 30, 2022 are indicated as being as of and for the fiscal periods ended June 30, 2022 and June 30, 2021, and the year ending December 31, 2022, respectively.
Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Net product revenues	$347,044	$284,248	22%	$657,342	$511,460	29%
License revenues	57,526	39,640	45%	89,593	67,168	33%
Collaboration services revenues	14,857	61,289	-76%	28,472	76,779	-63%
Total revenues	$419,427	$385,177	9%	$775,407	$655,407	18%
Net Product Revenues
Gross product revenues, discounts and allowances, and net product revenues were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Gross product revenues	$483,073	$380,204	27%	$931,310	$694,409	34%
Discounts and allowances	(136,029)	(95,956)	42%	(273,968)	(182,949)	50%
Net product revenues	$347,044	$284,248	22%	$657,342	$511,460	29%
Net product revenues by product were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
CABOMETYX	$339,159	$275,614	23%	$641,971	$499,209	29%
COMETRIQ	7,885	8,634	-9%	15,371	12,251	25%
Net product revenues	$347,044	$284,248	22%	$657,342	$511,460	29%
The increases in net product revenues for the three and six months ended June 30, 2022, as compared to the corresponding prior year periods, were primarily related to increases of 19% and 25%, respectively, in the number of units sold, and to a lesser extent a 3% increase in the average net selling price of CABOMETYX for both the three and six months ended June 30, 2022, as compared to the corresponding prior year periods.

We project that our net product revenues for the remainder of 2022 may increase, as compared to the corresponding prior year period, for similar reasons noted above.
We recognize product revenues net of discounts and allowances that are described in “Note 1. Organization and Summary of Significant Accounting Policies” to our “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2021 Form 10-K.
The increases in discounts and allowances for the three and six months ended June 30, 2022, as compared to the corresponding prior year periods, were primarily from higher utilization in the 340B Drug Pricing Program.
Discounts and allowances as a percentage of gross revenues have increased over time as the number of patients participating in government programs, as well as the discounts given and rebates paid to government payers, has also increased. We project this trend will continue and that our discounts and allowances as a percentage of gross revenues may increase during the remainder of 2022, as compared to the corresponding prior year period.
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
Milestone revenues, which are allocated between license revenues and collaboration services revenues, were $26.2 million and $26.9 million for the three and six months ended June 30, 2022, respectively, as compared to $12.9 million and $13.5 million for the corresponding prior year periods. Milestone revenues by period included the following:
•For the three and six months ended June 30, 2022, $25.7 million in revenues recognized in connection with two regulatory milestones totaling $27.0 million upon the approval by the European Commission and Health Canada of cabozantinib as a monotherapy for the treatment of adult patients with locally advanced or metastatic DTC, refractory or not eligible to radioactive iodine who have progressed during or after prior systemic therapy.
•For the three and six months ended June 30, 2021, $11.8 million in revenues recognized in connection with a $12.5 million regulatory milestone we determined was probable of achievement.
Royalty revenues increased primarily as a result of increases in Ipsen’s net sales of cabozantinib outside of the U.S. and Japan. Ipsen royalties were $27.5 million and $52.1 million for the three and six months ended June 30, 2022, respectively, as compared to $22.8 million and $45.3 million for the corresponding prior year period. Ipsen’s net sales of cabozantinib have continued to grow since Ipsen’s commercial sale of CABOMETYX in the fourth quarter of 2016, primarily due to regulatory approval in new territories, including regulatory approval in the EU for the combination therapy of CABOMETYX and OPDIVO received in March 2021. Royalty revenues for the three and six months ended June 30, 2022 also included $2.7 million and $5.1 million, respectively, related to Takeda’s net sales of CABOMETYX, as compared to $2.1 million and $3.4 million for the corresponding prior year periods. Takeda royalty revenues have continued to grow since Takeda’s first commercial sale of CABOMETYX in Japan in 2020. As of June 30, 2022, CABOMETYX is approved and is commercially available in 62 countries outside the U.S.
Our share of profits on the U.S. commercialization of COTELLIC under our collaboration agreement with Genentech was $1.7 million and $3.8 million for the three and six months ended June 30, 2022, respectively, as compared to $2.2 million and $4.0 million for the corresponding prior year periods. We also earned royalties on ex-U.S. net sales of COTELLIC by Genentech of $0.9 million and $2.5 million for the three and six months ended June 30, 2022, respectively, as compared to $0.8 million and $1.7 million for the corresponding prior year periods.
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

Development cost reimbursements of $17.3 million and $34.5 million for the three and six months ended June 30, 2022, respectively, as compared to $62.5 million and $80.9 million for the corresponding prior year periods decreased primarily due to Ipsen’s decision to opt in and co-fund COSMIC-311 development costs in the second quarter of 2021, which included a cumulative catch up for Ipsen’s share of global development costs incurred since the beginning of the study and through the end of the period.
Collaboration services revenues, for the 3% royalty we are required to pay on the net sales by Ipsen and Takeda of any product incorporating cabozantinib, were reduced by $4.2 million and $8.0 million for the three and six months ended June 30, 2022, respectively, as compared to $3.5 million and $6.9 million for the corresponding prior year periods. As royalty generating sales of cabozantinib by Ipsen and Takeda have increased as described above, our royalty payments have also increased.
We project our collaboration services revenues may decrease for the remainder of 2022, as compared to the corresponding prior year period, primarily as a result of decreased development cost reimbursements related to Ipsen’s opt-in and co-funding of COSMIC-311 and the related cumulative catch-up in development cost reimbursements recognized in 2021 for which no similar event is projected to occur in 2022.
Cost of Goods Sold
The cost of goods sold and our gross margin were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Cost of goods sold	$13,481	$14,884	-9%	$26,684	$28,082	-5%
Gross margin	96%	95%		96%	95%
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty payable on U.S. net sales of any product incorporating cabozantinib, as well as the cost of inventory sold, indirect labor costs, write-downs related to expiring, excess and obsolete inventory, and other third-party logistics costs. Cost of goods sold for the three and six months ended June 30, 2022, as compared to the corresponding prior year periods, decreased, primarily due to lower period costs, partially offset by an increase in royalties as a result of increased U.S. CABOMETYX sales. We project our gross margin will not change significantly during the remainder of 2022.
Research and Development Expenses
We do not track fully burdened research and development expenses on a project-by-project basis. We group our research and development expenses into three categories: (1) development; (2) drug discovery; and (3) other. Our development group leads the development and implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds are being or may be studied in clinical trials. Our drug discovery group utilizes a variety of technologies, including in-licensed technologies, to enable the rapid discovery, optimization and extensive characterization of lead compounds and biologics in order to select development candidates with the best potential for further evaluation and advancement into clinical development.

Research and development expenses by category were as follows (in thousands):

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2022	2021	Change	2022	2021	Change
Research and development expenses:
Development:
Clinical trial costs	$59,788	$49,568	21%	$119,786	$110,259	9%
Personnel expenses	37,313	29,175	28%	71,579	58,059	23%
Consulting and outside services	8,910	6,646	34%	15,346	11,935	29%
Other development costs	11,703	7,534	55%	21,072	14,818	42%
Total development	117,714	92,923	27%	227,783	195,071	17%
Drug discovery:
License and other collaboration costs(1)	33,158	23,466	41%	42,809	51,904	-18%
Other drug discovery (2)	21,609	11,724	84%	39,440	23,011	71%
Total drug discovery	54,767	35,190	56%	82,249	74,915	10%
Stock-based compensation	9,549	13,667	-30%	18,448	26,063	-29%
Other research and development(3)	17,451	7,010	149%	27,672	12,029	130%
Total research and development expenses	$199,481	$148,790	34%	$356,152	$308,078	16%
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

The increases in research and development expenses for the three and six months ended June 30, 2022, as compared to the corresponding prior year periods, were primarily related to increases in personnel expenses, clinical trial costs, and consulting and outside services, which were partially offset by decreases in stock-based compensation. Personnel expenses increased primarily due to increases in headcount to support our expanding discovery and development organization. Clinical trial costs, which include services performed by third-party contract research organizations and other vendors who support our clinical trials, increased as compared to the corresponding prior year periods primarily due to higher costs associated with the XL092, CONTACT-02 and CONTACT-03 studies which were partially offset by decreases in costs associated with COSMIC-313, COSMIC-021, and COSMIC-312 studies. Consulting and outside services expenses increased primarily as a result of the continued growth in our discovery and research activities. Stock-based compensation expense decreased as compared to the corresponding prior year periods, primarily due to lower compensation expense associated with the completion of expense amortization for certain performance-based restricted stock units (PSUs) granted in prior years, fewer stock options granted and higher forfeiture amounts. License and other collaboration costs increased for the three months ended June 30, 2022 as compared to the corresponding prior year period, primarily due to an increase in upfront license fees related to a new in-licensing collaboration arrangement in the second quarter of 2022. License and other collaboration costs decreased during the six months ended June 30, 2022, as compared to the corresponding prior period, primarily due to lower upfront license fees from business development activities.
In addition to reviewing the three categories of research and development expenses described above, we principally consider qualitative factors in making decisions regarding our research and development programs. These factors include enrollment in clinical trials for our drug candidates, preliminary data and final results from clinical trials, the potential indications, and clinical and commercial potential for our drug candidates, and competitive dynamics. We also make our research and development decisions in the context of our overall business strategy.
We are focusing a significant amount of our development efforts on cabozantinib to maximize the therapeutic and commercial potential of this compound and, as a result, we project that a substantial portion of our research and development expenses will relate to the continuing clinical development program of cabozantinib, which includes over 100 ongoing or planned clinical trials across multiple indications. Notable ongoing company-sponsored studies resulting from this program include: COSMIC-313, for which BMS is providing nivolumab and ipilimumab free of charge; and CONTACT-02, for which Roche is sharing the development costs and providing atezolizumab free of charge.
We are expanding our oncology product pipeline through drug discovery efforts, which encompass both small molecule and biologics programs with multiple modalities and mechanisms of action, with the goal of identifying new product candidates to advance into clinical trials. We also continue to engage in business development initiatives aimed at acquiring and in-licensing promising oncology platforms and assets, with the goal of utilizing our established preclinical and clinical development infrastructure to further characterize and develop such acquisitions.
We project our research and development expenses may increase for the remainder of 2022, as compared to the corresponding prior year period, primarily driven by our ongoing clinical evaluation of cabozantinib, the initiation of new clinical trials and expansion of ongoing clinical trials evaluating other product candidates in our pipeline including the June 2022 initiation of STELLAR-303, our first global phase 3 pivotal trial for XL092 and current early-stage trials evaluating XL092, XB002, XL102 and XL114, as well as anticipated business development activities.
A discussion of the risks and uncertainties with respect to our research and development activities and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Selling, general and administrative expenses	$107,686	$84,127	28%	$199,689	$164,221	22%
Stock-based compensation	15,073	14,368	5%	25,933	$36,625	-29%
Total selling, general and administrative expenses	$122,759	$98,495	25%	$225,622	$200,846	12%
Selling, general and administrative expenses consist primarily of personnel expenses, stock-based compensation, marketing costs and certain other administrative costs.
The increases in selling, general and administrative expenses for the three and six months ended June 30, 2022, as compared to the corresponding prior year periods, were primarily related to increases in personnel expenses, marketing costs, business technology initiatives and legal costs. Personnel expenses increased as compared to the corresponding prior year periods, primarily due to increases in administrative headcount to support our commercial and research and development organizations. Marketing costs increased as compared to the corresponding prior year periods, primarily due to increased spending in support of the commercialization of the combination therapy of CABOMETYX and OPDIVO for the treatment of advanced RCC. The decrease in stock-based compensation expense for the six months ended June 30, 2022, as compared to the corresponding prior year period, was primarily due to lower compensation expense associated with the completion of expense amortization for certain PSUs granted in prior years, fewer stock options granted and higher forfeiture amounts.
We project our selling, general and administrative expenses may continue to increase for the remainder of 2022, as compared to the corresponding prior year period primarily driven by our continuing commercial investment in CABOMETYX and the growth of the broader organization.

Non-operating Income
Non-operating income was as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Interest income	$4,757	$1,891	152%	$6,579	$4,573	44%
Other income (expense), net	45	(11)	n/a	209	(101)	n/a
Non-operating income	$4,802	$1,880	155%	$6,788	$4,472	52%
The increases in non-operating income for the three and six months ended June 30, 2022, as compared to the corresponding prior year periods, were primarily the result of increases in interest income due to higher interest rates and higher investment balances.
Provision for Income Taxes
The provision for income taxes were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
Provision for income taxes	$17,836	$28,796	-38%	$34,492	$25,180	37%
Effective tax rate	20.2%	23.1%		19.9%	20.5%
The effective tax rates for the three and six months ended June 30, 2022, differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options during the periods and the generation of federal tax credits, which were partially offset by state taxes.
Liquidity and Capital Resources
As of June 30, 2022, we had $2.0 billion in cash, cash equivalents, restricted cash equivalents and investments, compared to $1.9 billion as of December 31, 2021. We anticipate that the aggregate of our current cash and cash equivalents, short-term investments available for operations, net product revenues and collaboration revenues will enable us to maintain our operations for a period of at least 12 months following the filing date of this report.
Our primary cash requirements for operating activities, which we project will increase for the remainder of 2022, as compared to the corresponding period in 2021, are for: employee related expenditures; costs related to our development and discovery programs; income tax payments; cash payments for inventory; royalty payments on our net product sales; and our leased facilities. Our primary sources of operating cash are: cash collections from customers related to net product sales, which we project will increase for the remainder of 2022, as compared to the corresponding period in 2021; cash collections related to royalties earned from our commercial collaboration arrangements with Ipsen, Takeda and others and the achievement of certain development, regulatory and commercial milestones; and cash collections for cost reimbursements under certain of our development programs. The timing of cash generated from commercial collaborations and cash payments required for in-licensing collaborations relative to upfront payments, initiation fees, milestone payments and cost reimbursements may vary from period to period.
We also have cash requirements related to capital expenditures to support the planned growth of our business including investments in laboratory facilities and equipment. We project that we may continue to spend significant amounts of cash to fund the continued development and commercialization of cabozantinib. In addition, we intend to continue to expand our oncology product pipeline through our drug discovery efforts, including additional research collaborations, in-licensing arrangements and other strategic transactions that align with our oncology drug development, regulatory and commercial expertise. Financing these activities could materially impact our liquidity and capital resources and may require us to incur debt or raise additional funds through the issuance of equity. Furthermore, even though we believe we have sufficient funds for our current and future operating plans, we may choose to incur debt or raise additional funds through the issuance of equity based on market conditions or strategic considerations.
Letters of Credit

We have obtained standby letters of credit related to our lease obligations and certain other obligations with combined credit limits of $10.7 million and $16.7 million as of June 30, 2022 and December 31, 2021, respectively.
In January 2021, we entered into a standby letter of credit as a guarantee of our obligation to fund our portion of the tenant improvements related to our build-to-suit lease at our corporate campus. The letter of credit is secured by our short-term investments, which are recorded as restricted cash equivalents and presented in other long-term assets in our Condensed Consolidated Balance Sheets and will be reduced as we fund our portion of the tenant improvements. As of June 30, 2022, restricted cash equivalents included $9.2 million of short-term investments as collateral under our standby letter of credit for our portion of the tenant improvements.
Sources and Uses of Cash

	June 30, 2022	December 31, 2021	Percent Change
Working capital	$1,547,118	$1,497,157	3%
Cash, cash equivalents, restricted cash equivalents, and investments	$2,009,513	$1,854,908	8%
Working capital: The increase in working capital as of June 30, 2022, as compared to December 31, 2021, was primarily due to the favorable impacts to our net current assets resulting from our net income during the six months ended June 30, 2022, which was partially offset by purchases of long-term investments and estimated tax payments made that are classified as long-term. In the future, our working capital may be impacted by one of these factors or other factors, the amounts and timing of which are variable.
Cash, cash equivalents, restricted cash equivalents and investments: Cash and cash equivalents primarily consist of cash deposits held at major banks, commercial paper and other securities with original maturities 90 days or less. Restricted cash equivalents and investments relate to our letter of credit agreements and are invested in short-term marketable securities. For additional information regarding our cash, cash equivalents, restricted cash equivalents and investments, see “Note 4. Cash and Investments,” in our “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The increase in cash, cash equivalents, restricted cash equivalent and investments at June 30, 2022, as compared to December 31, 2021, was primarily due to cash inflows generated by our operations, including collections of amounts due from customers, and collection of a $100.0 million milestone payment from Ipsen, partially offset by operating cash payments for employee-related expenditures, our development and discovery programs, and capital expenditures.
Cash flow activities were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$178,849	$221,045
Net cash used in investing activities	$(209,681)	$(8,590)
Net cash provided by financing activities	$4,627	$6,074
Operating Activities
Cash provided by operating activities is derived by adjusting our net income for non-cash operating items such as deferred taxes, stock-based compensation, depreciation, non-cash lease expense and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our Condensed Consolidated Statements of Income.
Net cash provided by operating activities for the six months ended June 30, 2022 decreased as compared to the corresponding prior year period, primarily due to an increase in cash paid for certain operating expenses resulting in net unfavorable changes in operating assets and liabilities, which was partially offset by an increase in cash received on sales of our products and from our commercial collaboration arrangements, including collection of a $100.0 million milestone payment from Ipsen.

Investing Activities
The changes in cash flows from investing activities primarily relates to the timing of marketable securities investment activity and capital expenditures. Our capital expenditures primarily consist of investments to expand our operations and acquire assets that further our research and development.
Net cash used in investing activities for the six months ended June 30, 2022 increased as compared to the corresponding prior year period, primarily due to a decrease in cash proceeds from maturities and sales of investments, and an increase in purchases of investments, which was partially offset by a decrease in capital expenditures.
Financing Activities
The changes in cash flows from financing activities primarily relate to proceeds from employee stock programs and taxes paid related to net share settlement of equity awards.
Net cash provided by financing activities for the six months ended June 30, 2022 decreased as compared to the corresponding prior year period, primarily due to an increase in withholding taxes remitted to the government related to net share settlements of equity awards, which was partially offset by an increase in proceeds received from the issuance of common stock under our equity incentive plans.
Contractual Obligations
During the three months ended June 30, 2022, we entered into the seventh amendment to the lease for our corporate headquarters located on Harbor Bay Parkway, Alameda, California (the Alameda Lease) for the expansion of the premises by 34,745 square feet of office facilities located at 1751 Harbor Bay Parkway, Alameda, California (the 1751 Expansion Space). The term of the 1751 Expansion Space is coterminous with the term of the Alameda Lease for the existing space.
In April 2022, the office building (New Premises) associated with our October 2019 build-to-suit lease agreement (Build-to-Suit Lease) was substantially completed. The New Premises is 220,517 square feet and is in Alameda, California, adjacent to our existing corporate headquarters. The Build-to-Suit Lease term is 242 months, includes two five-year options to extend the term of the lease and a one-time option to terminate the lease after 180 months. In addition to the lease payments, we are also responsible for paying operating expenses related to the New Premises.
There were no material changes outside of the ordinary course of business in our contractual obligations as of June 30, 2022 from those disclosed in our Fiscal 2021 Form 10-K. For more information about our Build-to-Suit Lease, and our other contractual obligations see “Note 10. Commitments and contingencies” in “Notes to Condensed Consolidated Financial Statements” included in Part I, Item I of this Quarterly Report on Form 10-Q and see “Note 11. Commitments and contingencies” of the “Notes to Consolidated Financial Statements included in Part II, Item 8 of our Fiscal 2021 Form 10-K.
Critical Accounting Policies and Estimates
The preparation of our Condensed Consolidated Financial Statements conforms to accounting principles generally accepted in the U.S. which requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosures. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our Condensed Consolidated Financial Statements. On an ongoing basis, management evaluates its estimates including, but not limited to: those related to revenue recognition, including determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price of performance obligations, and variable consideration such as rebates, chargebacks, sales returns and sales allowances as well as milestones included in collaboration arrangements; the amounts of revenues and expenses under our profit and loss sharing agreement; recoverability of inventory; the accrual for certain liabilities including accrued clinical trial liabilities; valuations of equity awards used to determine stock-based compensation, including certain awards with vesting subject to market and/or performance conditions; and the amounts of deferred tax assets and liabilities including the related valuation allowance. We base our estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results could differ materially from those estimates.
We believe our critical accounting policies relating to revenue recognition, inventory, clinical trial accruals, stock-based compensation and income taxes reflect the most significant estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements.
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2022, compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Fiscal 2021 Form 10-K.

Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks as of June 30, 2022 have not changed significantly from those described in Item 7A of our Fiscal 2021 Form 10-K.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In September 2019, we received a notice letter regarding an ANDA submitted to the FDA by MSN, requesting approval to market a generic version of CABOMETYX tablets. MSN’s initial notice letter included a Paragraph IV certification with respect to our U.S. Patents No. 8,877,776 (salt and polymorphic forms), 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, also referred to as the Orange Book, for CABOMETYX. MSN’s initial notice letter did not provide a Paragraph IV certification against U.S. Patents No. 7,579,473 (composition of matter) or 8,497,284 (methods of treatment), each of which is listed in the Orange Book. On October 29, 2019, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of U.S. Patent No. 8,877,776 arising from MSN’s ANDA filing with the FDA. On November 20, 2019, MSN filed its response to the complaint, alleging that the asserted claims of U.S. Patent No. 8,877,776 are invalid and not infringed. On May 5, 2020, we received notice from MSN that it had amended its ANDA to include additional Paragraph IV certifications. In particular, the May 5, 2020 amended ANDA requested approval to market a generic version of CABOMETYX tablets prior to expiration of two previously unasserted CABOMETYX patents: U.S. Patents No. 7,579,473 and 8,497,284. On May 11, 2020, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of U.S. Patents No. 7,579,473 and 8,497,284 arising from MSN’s amended ANDA filing with the FDA. Neither of our complaints have alleged infringement of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757. On May 22, 2020, MSN filed its response to the complaint, alleging that the asserted claims of U.S. Patents No. 7,579,473 and 8,497,284 are invalid and not infringed. On March 23, 2021, MSN filed its First Amended Answer and Counterclaims (amending its prior filing from May 22, 2020), seeking, among other things, a declaratory judgment that U.S. Patent No. 9,809,549 (salt and polymorphic forms) is invalid and would not be infringed by MSN if its generic version of CABOMETYX tablets were approved by the FDA. U.S. Patent No. 9,809,549 is not listed in the Orange Book. On April 7, 2021, we filed our response to MSN’s First Amended Answer and Counterclaims, denying, among other things, that U.S. Patent No. 9,809,549 is invalid or would not be infringed. These two lawsuits, numbered Civil Action Nos. 19-02017 and 20-00633, were consolidated in April 2021.
On October 1, 2021, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to U.S. Patents No. 7,579,473 and 8,497,284, if those claims are not found to be invalid, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s ANDA product prior to the expiration of U.S. Patents No. 7,579,473 and 8,497,284 would also infringe certain claims of each patent, if those claims are not found to be invalid. Then, on October 12, 2021, pursuant to a separate stipulation between us and MSN, the Delaware District Court entered an order dismissing MSN’s counterclaims with respect to U.S. Patent No. 9,809,549. In our complaints, we are seeking, among other relief, an order that the effective date of any FDA approval of MSN’s ANDA be a date no earlier than the expiration of all of U.S. Patents No. 7,579,473, 8,497,284 and 8,877,776, the latest of which expires on October 8, 2030, and equitable relief enjoining MSN from infringing these patents. In an effort to streamline the case, the parties have narrowed their assertions. On April 8, 2022, MSN withdrew its validity challenge to U.S. Patent No. 8,877,776. On April 14, 2022, we agreed not to assert U.S. Patent No. 8,497,284 at trial and MSN has, correspondingly, agreed to withdraw its validity challenges to U.S. Patent No. 8,497,284, as well as claims 1-4 and 6-7 of U.S. Patent No. 7,579,473. As a result of this narrowing, the trial addressed two issues: (1) infringement of claims 1 and 2 of the U.S. Patent No. 8,877,776; and (2) validity of claim 5 of the U.S. Patent No. 7,579,473. A bench trial occurred in May 2022, and a judgment is expected during the third or fourth quarter of 2022.
On January 11, 2022, we received notice from MSN that it had further amended its ANDA to assert additional Paragraph IV certifications. In particular, the January 11, 2022 amended ANDA requested approval to market a generic version of CABOMETYX tablets prior to expiration of three previously-unasserted CABOMETYX patents that are now listed in the Orange Book: U.S. Patents No. 11,091,439 (crystalline salt forms), 11,091,440 (pharmaceutical composition) and 11,098,015 (methods of treatment). On February 23, 2022, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015 (the February 2022 MSN ANDA Complaint) arising from MSN’s further amendment of its ANDA filing with the FDA. In the February 2022 MSN ANDA Complaint, we are seeking, among other remedies, equitable relief enjoining MSN from infringing these patents, as well as an order that the effective date of any FDA approval of MSN’s ANDA would be a date no earlier than the expiration of the patents identified in the February 2022 MSN ANDA Complaint, the latest of which expires on January 15, 2030. The February 2022 MSN ANDA Complaint is a new case, numbered Civil Action No. 22-00228, against MSN involving Exelixis patents that are different from those asserted in the consolidated Civil Action Nos. 19-02017 and 20-00633 described above. On February 25, 2022, MSN filed its response to the complaint, alleging that the asserted claims of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015 are invalid and not infringed.
On June 21, 2022, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015, if those claims are not found to be invalid, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s ANDA product prior to the expiration of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015 would also infringe certain claims of each patent, if those claims are not found to be invalid. A bench trial in connection with the February 2022 MSN ANDA Complaint has been scheduled for May 2023.
On June 6, 2022, we received notice from MSN that it had further amended its ANDA to assert an additional Paragraph IV certification. As currently amended, MSN’s ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of a previously-unasserted CABOMETYX patent that is now listed in the Orange Book: U.S. Patent No. 11,298,349 (pharmaceutical composition). On July 18, 2022, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of U.S. Patent No. 11,298,349 (the July 2022 MSN ANDA Complaint) arising from MSN’s further amendment of its ANDA Filing with the FDA. In the July 2022 MSN ANDA Complaint, we are seeking, among other remedies, equitable relief enjoining MSN from infringing this patent, as well as an order that the effective date of any FDA approval of MSN’s ANDA would be a date no earlier than the expiration of the patent identified in the July 2022 MSN ANDA Complaint, which expires on February 10, 2032. The July 2022 MSN ANDA Complaint is a new case against MSN involving an Exelixis patent that is different from those asserted in the consolidated Civil Action Nos. 19-02017, 20-00633 and 22-00228 described above. MSN’s response to the complaint is due on August 9, 2022. A trial has not yet been scheduled in connection with the July 2022 MSN ANDA Complaint.
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
On July 29, 2022, we received notice from Teva that it had amended its ANDA to assert an additional Paragraph IV certification. As amended, Teva’s ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of a previously-unasserted CABOMETYX patent that is now listed in the Orange Book: U.S. Patent No. 11,298,349 (pharmaceutical composition). We have 45 days from the receipt of the July 29, 2022 notice to file a patent infringement claim against Teva relating to the newly challenged patent.
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
•Pricing for pharmaceutical products, both in the U.S. and in foreign countries, has come under increasing attention and scrutiny by federal, state and foreign national governments, legislative bodies and enforcement agencies. Initiatives arising from this scrutiny may result in changes that have the effect of reducing our revenue or harming our business or reputation.
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
•Our profitability could be negatively impacted if expenses associated with our extensive clinical development, business development and commercialization activities, both for the cabozantinib franchise and our other product candidates, grow more quickly than the revenues we generate.
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
We anticipate that for the foreseeable future, our ability to maintain or meaningfully increase cash flow to fund our business operations and growth will depend upon the continued commercial success of CABOMETYX, both alone and in combination with other therapies, as a treatment for the highly competitive indications for which it is approved, and possibly for other indications for which cabozantinib is currently being evaluated in potentially label-enabling clinical trials, if warranted by the data generated from these trials. In this regard, part of our strategy is to pursue additional indications for CABOMETYX and increase the number of cancer patients who could potentially benefit from this medicine. However, we cannot be certain that the clinical trials we and our collaboration partners are conducting will demonstrate adequate safety and efficacy in these additional indications to receive regulatory approval in the major commercial markets where CABOMETYX is approved. Even if the required regulatory approvals to market cabozantinib for additional indications are achieved, we and our collaboration partners may not be able to commercialize CABOMETYX effectively and successfully in these additional indications. If revenue from CABOMETYX decreases or remains flat, or if we are unable to expand the number of labeled indications for which CABOMETYX is approved, or if we or our collaboration partners fail to achieve anticipated product royalties and collaboration milestones, we may need to reduce our operating expenses, access other sources of cash or otherwise modify our business plans, which could have a material adverse impact on our business, financial condition and results of operations.
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
Our competitors may develop products and technologies that impair the relative value of our marketed products and any current and future product candidates.
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
Furthermore, the specific indications for which CABOMETYX is currently or may be approved, based on the results from clinical trials currently evaluating cabozantinib, are highly competitive. Several novel therapies and combinations of therapies have been approved, are in advanced stages of clinical development or are under expedited regulatory review in these indications, and these other therapies are currently competing or are expected to compete with CABOMETYX. Even if our current and future clinical trials, including those evaluating cabozantinib in combination with an ICI in NSCLC and mCRPC or evaluating XL092 in combination with an ICI in CRC, produce positive results sufficient to obtain marketing approval by the FDA and other global regulatory authorities, it is uncertain whether physicians will choose to prescribe regimens containing our products instead of competing products and product combinations in approved indications.

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
Federal and state governments in the U.S. are considering legislative and regulatory proposals to change the U.S. healthcare system in ways that could affect our ability to continue to commercialize CABOMETYX and COMETRIQ profitably. Similarly, among policy makers and payers, there is significant interest in promoting such changes with the stated goals of containing healthcare costs and expanding patient access. The life sciences industry and specifically the market for the sale, insurance coverage and distribution of pharmaceuticals has been a particular focus of these efforts and would likely be significantly affected by any major legislative or regulatory initiatives.
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
In addition, there are pending federal and state-level legislative proposals that would significantly expand government-provided health insurance coverage, ranging from establishing a single-payer, national health insurance system to more limited “buy-in” options to existing public health insurance programs, each of which could have a significant impact on the healthcare industry. It is also possible that additional governmental actions will be taken in response to the ongoing COVID-19 pandemic, and that such actions would have a significant impact on these public health insurance programs. While we cannot predict how future legislation (or enacted legislation that has yet to be implemented) will affect our business, such proposals could have the potential to impact access to and sales of our products. Furthermore, the expansion of the 340B Drug Pricing Program through the PPACA (the 340B Program) has increased the number of purchasers who are eligible for significant discounts on branded drugs, including our marketed products. Because we participate in the 340B Program to sell a portion of our marketed products, changes in the administration of the program could have a material adverse impact on our revenues, including the implementation or revision of the program’s Administrative Dispute Resolution Process, which is in part intended to resolve claims by covered entities that manufacturers have overcharged them for covered outpatient drugs. A federal court has preliminarily enjoined the 340B Administrative Dispute Resolution Process with respect to the plaintiff manufacturer in that specific challenge, and other legal challenges are ongoing. The Office of Management and Budget initiated review of a new proposed rule titled “340B Drug Pricing Program; Administrative Dispute Resolution” in November 2021.
Some manufacturers are currently involved in ongoing litigation regarding the legality of contract pharmacy arrangements under the 340B Program, which may affect the way in which manufacturers are required to extend discounts to covered entities through contract pharmacies. Effective July 2022, we implemented a 340B Program “integrity initiative,” pursuant to which we will request all hospital covered entities (i.e., hospitals that participate in the 340B Program) to provide claims-level data for CABOMETYX and COMETRIQ dispensed by contract pharmacies. A covered entity that elects not to provide this limited claims data and that does not have an in-house pharmacy may designate a single contract pharmacy location within our authorized specialty pharmacy network. We believe this initiative will provide much-needed transparency and promote compliance with program requirements, and at the same time, should not restrict patient access to our medicines. The U.S. Department of Health and Human Services (HHS) has notified us that it is reviewing our policy, and we have responded to HHS’ request for information. Since 2021, at least nine manufacturers that previously implemented similar contract pharmacy integrity programs have received enforcement letters from HHS stating that those manufacturers’ actions restricted contract pharmacy transactions in violation of the 340B Program statute, which may subject them to repayment of overcharges and civil monetary penalties. As mentioned above, certain of these manufacturers are now in litigation with the government over the legality of these programs, and depending on the outcome of such litigation, we may be required to modify or suspend our 340B Program integrity initiative program. Further, it is possible that HHS could seek to implement administrative proceedings to recover overcharges and/or impose civil monetary penalties against us regarding our 340B Program integrity initiative. If such proceedings were implemented against us, a negative ruling could have a material adverse effect on our business, financial condition and results of operations. Due to general uncertainty with respect to this litigation and in the current regulatory and healthcare policy environment, and specifically regarding positions that the Biden Administration may take with respect to these issues, we are unable to predict the impact of any legislative, regulatory, third-party payer or policy actions, including potential cost containment and healthcare reform measures. If enacted, we and any third parties we may engage may be unable to adapt to any changes implemented as a result of such measures, and we may have difficulties in sustaining profitability or otherwise experience a material adverse impact on our business, financial condition and results of operations.
Pricing for pharmaceutical products in the U.S. has come under increasing attention and scrutiny by federal and state governments, legislative bodies and enforcement agencies. Initiatives arising from this scrutiny may result in changes that have the effect of reducing our revenue or harming our business or reputation.
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
Under the Federal Food, Drug and Cosmetic Act (FDCA), the FDA can approve an ANDA for a generic version of a branded drug without the applicant undertaking the human clinical testing necessary to obtain approval to market a new drug. The FDA can also approve a New Drug Application (NDA) under section 505(b)(2) of the FDCA that relies in part on the agency’s findings of safety and/or effectiveness for a previously approved drug, where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. Both the ANDA and 505(b)(2) NDA processes are discussed in more detail in “Item 1. Business—Government Regulation—FDA Review and Approval—Abbreviated FDA Approval Pathways and Generic Products” in our Fiscal 2021 Form 10-K. In either case, if an ANDA or 505(b)(2) NDA applicant submits an application referencing one of our marketed products prior to the expiry of one or more our Orange Book-listed patents for the applicable product, we may litigate with the potential generic competitor to protect our patent rights, which would result in substantial costs, divert the attention of management, and could have an adverse impact on our stock price. For example, MSN and Teva have separately submitted ANDAs to the FDA requesting approval to market their respective generic versions of CABOMETYX tablets, and we have subsequently filed patent lawsuits against both companies. For a more detailed discussion of these litigation matters, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q. It is possible that MSN, Teva or other companies, following FDA approval of an ANDA or 505(b)(2) NDA, could introduce generic or otherwise competitor versions of our marketed products before our patents expire if they do not infringe our patents or if it is determined that our patents are invalid or unenforceable, and we expect that generic cabozantinib products would be offered at a significantly lower price compared to our marketed cabozantinib products. Therefore, regardless of the regulatory approach, the introduction of a generic version of cabozantinib would likely decrease our revenues derived from the U.S. sales of CABOMETYX and thereby materially harm our business, financial condition and results of operations. There are also equivalent procedures in the EU permitting authorization of generic versions and biosimilars of medicinal products authorized in the EU once related data and market exclusivity periods have expired.
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
To help patients afford our products, we have a patient assistance program and also occasionally make donations to independent charitable foundations that help financially needy patients. These types of programs designed to assist patients with affording pharmaceuticals have become the subject of Congressional interest and enhanced government scrutiny. The HHS Office of Inspector General established guidelines permitting pharmaceutical manufacturers to make donations to charitable organizations that provide co-pay assistance to Medicare patients, provided that manufacturers meet certain specified compliance requirements. In the event we make such donations but are found not to have complied with these guidelines and other laws or regulations respecting the operation of these programs, we could be subject to significant damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. Moreover, in December 2020, the Centers for Medicare and Medicaid Services (CMS) finalized changes to Medicaid Drug Rebate Program pricing calculations regarding the provision of co-payment assistance to patients that may be impacted by private insurer accumulator programs. Although the portion of this rule dealing with manufacturer co-payment assistance (and related support programs) was struck down by the U.S. District Court for the District of Columbia in May 2022, this ruling is subject to appeal, and it also is possible that CMS could issue new rulemaking or guidance that would affect the amount of rebates owed under the Medicaid program or otherwise limit our ability to support our patient co-pay assistance program. We also rely on a third-party hub provider and exercise oversight to monitor patient assistance program activities. Hub providers are generally hired by manufacturers to assist patients with insurance coverage, financial assistance and treatment support after the patients receive a prescription from their healthcare professional. For manufacturers of specialty pharmaceuticals (including our marketed products), the ability to have a single point of contact for their therapies helps ensure efficient medication distribution to patients. Accordingly, our hub activities are also subject to scrutiny and may create risk for us if not conducted appropriately. A variety of entities, including independent charitable foundations and pharmaceutical manufacturers, but not including our company, have received subpoenas from the U.S. Department of Justice (DOJ) and other enforcement authorities seeking information related to their patient assistance programs and support, and certain of these entities have entered into costly civil settlement agreements with DOJ and other enforcement authorities that include requirements to maintain complex corporate integrity agreements that impose significant reporting and other requirements. Should we or our hub providers receive a subpoena or other process, regardless of whether we are ultimately found to have complied with the regulations governing patient assistance programs, this type of government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
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
We may experience numerous unforeseen events, during or as a result of clinical investigations, that could delay or prevent commercialization of cabozantinib in new indications or of XL092 or other new product candidates. These events may include:
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
•additional complexities posed by clinical trials evaluating cabozantinib, XL092 or our other product candidates in combination with other therapies, including extended timelines to provide for collaboration on clinical development planning, the failure by our collaboration partners to provide us with an adequate and timely supply of product that complies with the applicable quality and regulatory requirements for a combination trial
•reduced staffing or shortages in laboratory supplies and other resources necessary to complete the trials;
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
The ongoing Russo-Ukrainian War has had a modest impact on our clinical development operations, particularly with respect to patient recruitment, potentially delaying our ability to complete enrollment in a timely manner. In addition, this conflict has had and may continue to have an adverse impact on the ability of clinical sites and their patients to adhere to trial protocols for in-office clinical visits and other procedures, our ability to supply clinical sites with cabozantinib or other study drugs and to pay clinical sites and investigators for work performed, as well as our ability to collect data and conduct site monitoring visits, all of which could undermine the data quality for patients enrolled at these clinical sites. The need to shift enrollment of patients away from these clinical sites or close certain sites entirely, or to replace patients in affected territories should investigators be unable to continue treating and monitoring them, could further impact our anticipated timelines for completing the trials and achieving clinical endpoints, as well as increase our clinical development expenses.

If there are further delays in or termination of the clinical testing of cabozantinib, XL092 or our other product candidates due to any of the events described above or otherwise, our expenses could increase and our ability to generate revenues could be impaired, either of which could adversely impact our financial results. Furthermore, we rely on our collaboration partners to fund a significant portion of our clinical development programs. Should one or all of our collaboration partners decline to support future planned clinical trials, we will be entirely responsible for financing the further development of the cabozantinib franchise, XL092 or our other product candidates and, as a result, we may be unable to execute our current business plans, which could have a material adverse impact on our business, financial condition and results of operations.
We may not be able to pursue the further development of the cabozantinib franchise, XL092 or our other product candidates or meet current or future requirements of the FDA or regulatory authorities in other jurisdictions in accordance with our stated timelines or at all. Our planned clinical trials may not begin on time, or at all, may not be completed on schedule, or at all, may not be sufficient for registration of our product candidates or otherwise may not result in an approvable product. The duration and the cost of clinical trials vary significantly as a result of factors relating to a particular clinical trial, including, among others: the characteristics of the product candidate under investigation; the number of patients who ultimately participate in the clinical trial; the duration of patient follow-up; the number of clinical sites included in the trial; and the length of time required to enroll eligible patients. Any delay could limit our ability to generate revenues, cause us to incur additional expense and cause the market price of our common stock to decline significantly.
The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, uncertain and subject to change, and may not result in regulatory approvals for additional cabozantinib indications or for our other product candidates, which could have a material adverse impact on our business, financial condition and results of operations.
The activities associated with the research, development and commercialization of the cabozantinib franchise, XL092 and our other product candidates are subject to extensive regulation by the FDA and other regulatory agencies in the U.S., as well as by comparable regulatory authorities in other territories. The processes of obtaining regulatory approvals in the U.S. and other foreign jurisdictions is expensive and often takes many years, if approval is obtained at all, and they can vary substantially based upon the type, complexity and novelty of the product candidates involved. For example, before an NDA or supplemental New Drug Application (sNDA) can be submitted to the FDA, or a marketing authorization application to the EMA or any application or submission to comparable regulatory authorities in other jurisdictions, the product candidate must undergo extensive clinical trials, which can take many years and require substantial expenditures.
Any clinical trial may fail to produce results satisfactory to the FDA or regulatory authorities in other jurisdictions. The FDA has substantial discretion in the approval process and may refuse to approve any NDA or sNDA or decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, we may encounter delays or rejections based upon changes in policy, which could cause delays in the approval or rejection of an application for cabozantinib or for XL092 or our other product candidates. For example, the FDA launched Project Optimus in 2021 as an initiative to reform the dose optimization and dose selection paradigm in oncology drug development, which was driven by the FDA’s concerns that the current paradigm for dose selection may result in doses and schedules of molecularly targeted therapies that are inadequately characterized before initiating pivotal trials. Through collaboration with the biopharmaceutical industry, academia and other stakeholders, the FDA’s goal for this initiative is to advance an oncology dose-finding and dose optimization paradigm that emphasizes dose selections that maximize efficacy as well as safety and tolerability. In support of this initiative, the FDA may request sponsors of oncology product candidates to conduct dose optimization studies pre- or post-approval, and the FDA also continues to develop and finalize guidance documents and implement initiatives regarding the development and clinical research of oncology product candidates. Recently, in part due to questions raised by the process underlying the approval of the Alzheimer’s disease drug Aduhelm®, government authorities and other stakeholders have been scrutinizing the accelerated approval pathway, with some stakeholders advocating for reforms. Even prior to the Aduhelm approval, FDA has held Oncologic Drugs Advisory Committee meetings to discuss accelerated approvals for which confirmatory trials have not verified clinical benefit. Such scrutiny, among other factors, has resulted in voluntary withdrawals of certain products and indications approved on an accelerated basis. Moreover, also spurred by the Aduhelm controversy, the HHS Office of Inspector General has initiated an assessment of how the FDA implements the accelerated approval pathway. In addition, members of Congress have introduced proposed legislation to revise the statutory accelerated approval pathway, including with respect to the FDA’s ability to rapidly withdraw products and indications for which effectiveness is not confirmed in post-marketing studies. At this time, it is not clear what impact, if any, these developments may have on the statutory accelerated approval pathway or our business, financial condition and results of operations.

Even if the FDA or a comparable authority in another jurisdiction approves cabozantinib for one or more new indications or approves one of our other product candidates, including XL092, for use, such approval may be limited, imposing significant restrictions on the indicated uses, conditions for use, labeling, distribution, and/or production of the product and could impose requirements for post-marketing studies, including additional research and clinical trials, all of which may result in significant expense and limit our and our collaboration partners’ ability to commercialize cabozantinib, XL092 or our other product candidates in any new indications. Failure to complete post-marketing requirements of the FDA in connection with a specific approval in accordance with the timelines and conditions set forth by the FDA could significantly increase costs or delay, limit or ultimately restrict the commercialization of cabozantinib, XL092 or another product candidate in the approved indication. Regulatory agencies could also impose various administrative, civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. Further, current or any future laws or executive orders governing FDA or foreign regulatory approval processes that may be enacted or executed could have a material adverse impact on our business, financial condition and results of operations.
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
Risks Related to Financial Matters and Capital Requirements
Our profitability could be negatively impacted if expenses associated with our extensive clinical development, business development and commercialization activities, both for the cabozantinib franchise and our other product candidates, grow more quickly than the revenues we generate.
Although we reported net income of $70.7 million and $139.2 million for the three and six months ended June 30, 2022 and $231.1 million for the fiscal year ended December 31, 2021, we may not be able to maintain or increase profitability on a quarterly or annual basis, and we are unable to predict the extent of future profits or losses. The amount of our net profits or losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the U.S.; our achievement of development, regulatory and commercial milestones, if any, under our collaboration agreements; the amount of royalties from sales of CABOMETYX and COMETRIQ outside of the U.S. under our collaboration agreements; other collaboration revenues; and the level of our expenses, including those associated with our extensive drug discovery, clinical development and business development activities, both for the cabozantinib franchise and our other product candidates, as well as our general business expansion plans. Our expected future expenses in particular may also be increased by inflationary pressures, whether resulting from the effects of the ongoing Russo-Ukrainian War or the COVID-19 pandemic or otherwise, which could increase the costs of outside services, labor, raw materials and finished drug product. We expect to continue to spend substantial amounts to fund the continued development of the cabozantinib franchise for additional indications and of our other product candidates, as well as the commercialization of our approved products. In addition, we intend to continue to expand our oncology product pipeline through our drug discovery efforts, including research collaborations, in-licensing arrangements and other strategic transactions that align with our oncology drug development, regulatory and commercial expertise, which efforts could involve substantial costs. To offset these costs in the future, we will need to generate substantial revenues. If these costs exceed our current expectations, or we fail to achieve anticipated revenue targets, the market value of our common stock may decline.
If additional capital is not available to us when we need it, we may be unable to expand our product offerings and maintain business growth.
Our commitment of cash resources to CABOMETYX and the reinvestment in our product pipeline through the continued development of the cabozantinib franchise and our other product candidates, and increasing drug discovery activities, as well as through the execution of business development transactions, could require us to obtain additional capital. We may seek such additional capital through some or all of the following methods: corporate collaborations; licensing arrangements; and public or private debt or equity financings. Our ability to obtain additional capital may depend on prevailing macroeconomic conditions and financial, business and other factors beyond our control. We do not know whether additional capital will be available when needed, or that, if available, we will obtain additional capital on terms favorable to us or our stockholders. If we are unable to raise additional funds when we need them, we may be unable to expand our product offerings and maintain business growth, which could have a material adverse impact on our business, financial condition and results of operations.
Risks Related to Our Relationships with Third Parties
We rely on Ipsen and Takeda for the commercial success of CABOMETYX in its approved indications outside of the U.S., and we are unable to control the amount or timing of resources expended by these collaboration partners in the commercialization of CABOMETYX in its approved indications outside of the U.S.
We rely upon the regulatory, commercial, medical affairs, market access and other expertise and resources of our collaboration partners, Ipsen and Takeda, for commercialization of CABOMETYX in their respective territories outside of the U.S. We cannot control the amount and timing of resources that our collaboration partners dedicate to the commercialization of CABOMETYX, or to its marketing and distribution, and our ability to generate revenues from the commercialization of CABOMETYX by our collaboration partners depends on their ability to obtain and maintain regulatory approvals for, achieve market acceptance of, and to otherwise effectively market, CABOMETYX in its approved indications in their respective territories. Further, the operations of our collaboration partners, and ultimately their sales of CABOMETYX in their respective territories outside of the U.S., could be adversely affected by the degree and effectiveness of their respective corporate responses to the COVID-19 pandemic, as well as by the imposition of governmental price or other controls, political and macroeconomic instability, trade restrictions or barriers and changes in tariffs, escalating global trade and political tensions, or other factors. If our collaboration partners are unable or unwilling to invest the resources necessary to commercialize CABOMETYX successfully in the EU, Japan and other international territories where it has been approved, this could reduce the amount of revenue we are due to receive under these collaboration agreements, thus resulting in harm to our business and operations.

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
We do not have the ability to conduct clinical trials for cabozantinib or for new potential product candidates independently, so we rely on independent third parties for the performance of these trials, such as the U.S. federal government, third-party contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, or if the third parties must be replaced or if the quality or accuracy of the data they generate or provide is compromised due to their failure to adhere to our clinical trial or data security protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or commercialize cabozantinib beyond currently approved indications or obtain regulatory approval for XL092 or our other product candidates. In addition, due to the complexity of our research initiatives, we may be unable to engage with third-party contract research organizations that have the necessary experience and sophistication to help advance our drug discovery efforts, which would impede our ability to identify, develop and commercialize our potential product candidates.
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
Our third-party contract manufacturers may not be able to produce or deliver material on a timely basis or manufacture material with the required quality standards, or in the quantity required to meet our preclinical, clinical development and commercial needs and applicable regulatory requirements. Although we have not yet experienced significant production delays or seen significant impairment to our supply chain as a result of the COVID-19 pandemic or the ongoing Russo-Ukrainian War, our third-party contract manufacturers, distributors and suppliers could experience operational delays due to lack of capacity or resources, facility closures and other hardships as a result of these types of global events, which could impact our supply chain by potentially causing delays to or disruptions in the supply of our preclinical, clinical or commercial products. If our third-party contract manufacturers, distributors and suppliers do not continue to supply us with our products or product candidates in a timely fashion and in compliance with applicable quality and regulatory requirements, or if they otherwise fail or refuse to comply with their obligations to us under our manufacturing, distribution and supply arrangements, we may not have adequate remedies for any breach. Furthermore, their failure to supply us could impair or preclude meeting commercial or clinical product supply requirements for us or our partners, which could delay product development and future commercialization efforts and have a material adverse impact on our business, financial condition and results of operations. In addition, through our third-party contract manufacturers and data service providers, we continue to provide serialized commercial products as required to comply with the Drug Supply Chain Security Act (DSCSA). If our third-party contract manufacturers or data service providers fail to support our efforts to continue to comply with DSCSA and any future federal or state electronic pedigree requirements, we may face legal penalties or be restricted from selling our products.

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
To date, the COVID-19 pandemic has had a modest impact on our business operations, in particular with respect to our clinical trial, drug discovery and commercial activities. For example, to varying degrees and at different rates across our clinical trials, we experienced declines in screening and enrollment activity during the early days of the COVID-19 pandemic, as well as delays in new site activations and restrictions on the access to treatment sites that is necessary to monitor clinical study progress and administration. As the COVID-19 pandemic continues to have a significant presence in various parts of the world, particularly with the potential emergence of new variants that may prove especially contagious or virulent, the impact on our clinical development operations could continue or grow more severe. We anticipate that a further prolonged, or more severe, global public health crisis could limit our ability to identify and work with clinical investigators at clinical trial sites globally to enroll, initiate and maintain treatment per protocol of patients for our ongoing clinical trials. Disruptions to medical and administrative operations at clinical trial sites, including staffing and materials shortages and the implementation of crisis management initiatives, have and may continue to reduce personnel and other resources necessary to conduct our clinical trials, which could further delay some of our clinical trial plans or may require certain trials to be temporarily suspended. In addition, increased costs connected with our efforts to mitigate the adverse impacts resulting from the COVID-19 pandemic on our clinical trials could cause the expenses we incur in conducting those clinical trials to increase considerably. Depending upon the duration and severity of the COVID-19 pandemic, we could also experience delays in planning and conducting new clinical trials of the investigative product candidates entering and advancing through our development pipeline, which could increase the operating expenses associated with these trials and adversely affect their timelines for completion and ultimately our ability to obtain regulatory approvals.
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
In addition, it remains possible that the evolving dynamics of the COVID-19 pandemic may require further modifications to our standard sales and marketing practices, including shifts from in-person back to primarily telephonic and virtual interactions with healthcare professionals. Such changes in our commercial operations could negatively impact the flow of important information regarding our medicines, which along with obstacles to patient access to healthcare professionals, could diminish sales of our marketed products.
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
We are highly dependent upon the principal members of our management, as well as clinical, commercial and scientific staff, the loss of whose services might adversely impact the achievement of our objectives. Also, we may not have sufficient personnel to execute our business plans. Retaining and, where necessary, recruiting qualified clinical, commercial, scientific and pharmaceutical operations personnel will be critical to support activities related to advancing the development programs for the cabozantinib franchise and our other product candidates, successfully executing upon our commercialization plan for the cabozantinib franchise and our proprietary research and development efforts. Competition is intense for experienced clinical, commercial, scientific and pharmaceutical operations personnel, and we may be unable to retain or recruit such personnel with the expertise or experience necessary to allow us to successfully develop and commercialize our products. Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.
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
The trading price of our common stock has been highly volatile, and it may remain highly volatile or fluctuate substantially due to factors such as the following, many of which we cannot control:
•the announcement of FDA or other regulatory approval or non-approval, or delays in the FDA or other regulatory review process with respect to cabozantinib, XL092 or our other product candidates, our collaboration partners’ product candidates being developed in combination with either cabozantinib, XL092 or our other product candidates, or our competitors’ product candidates;
•the commercial performance of both CABOMETYX and COMETRIQ and the revenues we generate from those approved products, including royalties paid under our collaboration and license agreements;
•adverse or inconclusive results or announcements related to our or our collaboration partners’ clinical trials or delays in those clinical trials;
•the timing of achievement of our clinical, regulatory, partnering, commercial and other milestones for the cabozantinib franchise, XL092 or any of our other product candidates or programs;
•our ability to make future investments in the expansion of our pipeline through drug discovery, including future research collaborations, in-licensing arrangements and other strategic transactions;
•our ability to obtain the materials and services, including an adequate product supply for any approved drug product, from our third-party vendors or do so at acceptable prices;
•the timing and amount of expenses incurred for clinical development and manufacturing of cabozantinib, XL092 and our other product candidates;
•actions taken by regulatory agencies, both in the U.S. and abroad, with respect to cabozantinib or our clinical trials for cabozantinib, XL092 or our other product candidates;
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
•the disposition of any of our technologies or compounds; and
•general market, macroeconomic and political conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
These and other factors could have material adverse impact on the market price of our common stock. In addition, the stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have historically experienced significant volatility that has often been unrelated or disproportionate to the operating performance of particular companies. Likewise, as a result of significant changes in U.S. or global political and macroeconomic conditions, including historically high inflation, as well as policies governing foreign trade and healthcare spending and delivery, or the ongoing Russo-Ukrainian War, the financial markets could continue to experience significant volatility that could also continue to negatively impact the markets for biotechnology and pharmaceutical stocks. These broad market fluctuations have adversely affected and may in the future adversely affect the trading price of our common stock. Excessive volatility may continue for an extended period of time following the date of this report.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Restated Certificate of Incorporation of Exelixis, Inc.	10-Q	000-30235	3.1	8/5/2021
3.2	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	3/3/2021
10.1	Exelixis, Inc. 2017 Equity Incentive Plan					X
10.2	Cash Compensation Information for Non-Employee Directors					X
10.3	Seventh Amendment dated May 16, 2022, to Lease Agreement dated May 2, 2017, between SCG Harbor Bay Parkway Phase I, LLC and Exelixis, Inc.					X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

‡	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIXIS, INC.

August 9, 2022	By:	/s/ Christopher J. Senner
Date		Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)