Form 10-Q
period 2022-09-30
EXELIXIS, INC.
filed 2022-11-01
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☒
As of October 24, 2022, there were 322,561,418 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$675,286	$647,169
Short-term investments	871,706	819,905
Trade receivables, net	215,015	282,650
Inventory	26,711	27,493
Prepaid expenses and other current assets	52,903	57,530
Total current assets	1,841,621	1,834,747
Long-term investments	551,735	371,112
Property and equipment, net	107,909	104,031
Deferred tax assets, net	116,415	111,663
Goodwill	63,684	63,684
Other long-term assets	280,008	131,002
Total assets	$2,961,372	$2,616,239
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,572	$24,258
Accrued compensation and benefits	66,927	61,969
Accrued clinical trial liabilities	62,057	77,544
Rebates and fees due to customers	43,791	33,700
Accrued collaboration liabilities	18,277	86,753
Other current liabilities	80,109	53,366
Total current liabilities	301,733	337,590
Long-term portion of deferred revenues	6,491	8,739
Long-term portion of operating lease liabilities	159,838	51,272
Other long-term liabilities	1,908	8,023
Total liabilities	469,970	405,624
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000 shares authorized; issued and outstanding: 322,541 and 318,842 at September 30, 2022, and December 31, 2021, respectively	323	319
Additional paid-in capital	2,512,669	2,427,561
Accumulated other comprehensive loss	(17,538)	(758)
Accumulated deficit	(4,052)	(216,507)
Total stockholders' equity	2,491,402	2,210,615
Total liabilities and stockholders' equity	$2,961,372	$2,616,239
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Net product revenues	$366,482	$263,117	$1,023,824	$774,577
License revenues	34,384	49,694	123,977	116,862
Collaboration services revenues	10,872	15,612	39,344	92,391
Total revenues	411,738	328,423	1,187,145	983,830
Operating expenses:
Cost of goods sold	15,305	11,874	41,989	39,956
Research and development	198,837	163,370	554,989	471,448
Selling, general and administrative	114,983	101,558	340,605	302,404
Total operating expenses	329,125	276,802	937,583	813,808
Income from operations	82,613	51,621	249,562	170,022
Interest income	9,498	1,658	16,077	6,231
Other income (expense), net	(69)	(19)	140	(120)
Income before income taxes	92,042	53,260	265,779	176,133
Provision for income taxes	18,832	15,056	53,324	40,236
Net income	$73,210	$38,204	$212,455	$135,897
Net income per share:
Basic	$0.23	$0.12	$0.66	$0.43
Diluted	$0.23	$0.12	$0.65	$0.42
Weighted-average common shares outstanding:
Basic	322,148	315,380	320,949	313,990
Diluted	325,066	322,022	324,420	322,084
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$73,210	$38,204	$212,455	$135,897
Other comprehensive loss:
Net unrealized losses on available-for-sale debt securities, net of tax impact of $2,457, $193, $4,752 and $949, respectively	(8,621)	(504)	(16,780)	(2,995)
Comprehensive income	$64,589	$37,700	$195,675	$132,902
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2022	321,800	$322	$2,477,117	$(8,917)	$(77,262)	$2,391,260
Net income	—	—	—	—	73,210	73,210
Other comprehensive loss	—	—	—	(8,621)	—	(8,621)
Issuance of common stock under equity incentive plans	741	1	2,847	—	—	2,848
Stock transactions associated with taxes withheld on equity awards	—	—	(4,906)	—	—	(4,906)
Stock-based compensation	—	—	37,611	—	—	37,611
Balance at September 30, 2022	322,541	$323	$2,512,669	$(17,538)	$(4,052)	$2,491,402

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2021	314,822	$315	$2,390,654	$1,985	$(349,877)	$2,043,077
Net income	—	—	—	—	38,204	38,204
Other comprehensive loss	—	—	—	(504)	—	(504)
Issuance of common stock under equity incentive plans	1,483	1	3,304	—	—	3,305
Stock transactions associated with taxes withheld on equity awards	—	—	(5,958)	—	—	(5,958)
Stock-based compensation	—	—	34,323	—	—	34,323
Balance at September 30, 2021	316,305	$316	$2,422,323	$1,481	$(311,673)	$2,112,447

Continued on next page

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	318,842	$319	$2,427,561	$(758)	$(216,507)	$2,210,615
Net income	—	—	—	—	212,455	212,455
Other comprehensive loss	—	—	—	(16,780)	—	(16,780)
Issuance of common stock under equity incentive plans and stock purchase plan	3,699	4	18,676	—	—	18,680
Stock transactions associated with taxes withheld on equity awards	—	—	(16,091)	—	—	(16,091)
Stock-based compensation	—	—	82,523	—	—	82,523
Balance at September 30, 2022	322,541	$323	$2,512,669	$(17,538)	$(4,052)	$2,491,402

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	311,627	$312	$2,321,895	$4,476	$(447,570)	$1,879,113
Net income	—	—	—	—	135,897	135,897
Other comprehensive loss	—	—	—	(2,995)	—	(2,995)
Issuance of common stock under equity incentive plans and stock purchase plan	4,678	4	18,788	—	—	18,792
Stock transactions associated with taxes withheld on equity awards	—	—	(15,371)	—	—	(15,371)
Stock-based compensation	—	—	97,011	—	—	97,011
Balance at September 30, 2021	316,305	$316	$2,422,323	$1,481	$(311,673)	$2,112,447

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Net income	$212,455	$135,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,929	11,699
Stock-based compensation	81,718	96,654
Non-cash lease expense	11,931	3,952
Deferred taxes	—	32,365
Other, net	7,390	35,871
Changes in operating assets and liabilities:
Trade receivables, net	66,890	(20,124)
Inventory	(9,836)	(26,956)
Prepaid expenses and other assets	(35,166)	(24,252)
Deferred revenue	(3,130)	11,434
Accrued collaboration liabilities	(64,976)	13,947
Accounts payable and other liabilities	6,715	33,865
Net cash provided by operating activities	288,920	304,352
Cash flows from investing activities:
Purchases of property, equipment and other	(25,989)	(48,265)
Purchases of investments	(1,079,411)	(1,077,377)
Proceeds from maturities and sales of investments	826,768	1,095,813
Net cash used in investing activities	(278,632)	(29,829)
Cash flows from financing activities:
Proceeds from issuance of common stock under equity incentive plans	18,680	18,242
Taxes paid related to net share settlement of equity awards	(16,091)	(15,049)
Net cash provided by financing activities	2,589	3,193
Net increase in cash, cash equivalents, and restricted cash equivalents	12,877	277,716
Cash, cash equivalents and restricted cash equivalents at beginning of period	663,891	320,772
Cash, cash equivalents and restricted cash equivalents at end of period	$676,768	$598,488
Supplemental cash flow disclosures:
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$121,958	$4,893
Non-cash investing activities:
Unpaid liabilities incurred for purchases of property and equipment	$1,643	$5,143
Unpaid liabilities incurred in asset acquisition	$500	$9,000

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
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial statements for the periods presented have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or for any future period. The accompanying Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with our Consolidated Financial Statements and Notes included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 18, 2022 (Fiscal 2021 Form 10-K).
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2022, which is a 52-week fiscal year, will end on December 30, 2022 and fiscal year 2021, which was a 52-week fiscal year, ended on December 31, 2021. For convenience, references in this report as of and for the fiscal period ended October 1, 2021, and as of and for the fiscal year ending December 30, 2022 are indicated as being as of and for the period ended September 30, 2021, and the year ending December 31, 2022, respectively.
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
Significant Accounting Policies
There have been no material changes to our significant accounting policies during the nine months ended September 30, 2022, compared to the significant accounting policies disclosed in “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2021 Form 10-K.
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
NOTE 2. REVENUES
Revenues consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenues:
Gross product revenues	$496,141	$357,462	$1,427,451	$1,051,871
Discounts and allowances	(129,659)	(94,345)	(403,627)	(277,294)
Net product revenues	366,482	263,117	1,023,824	774,577
Collaboration revenues:
License revenues	34,384	49,694	123,977	116,862
Collaboration services revenues	10,872	15,612	39,344	92,391
Total collaboration revenues	45,256	65,306	163,321	209,253
Total revenues	$411,738	$328,423	$1,187,145	$983,830

The percentage of total revenues by customer who individually accounted for 10% or more of our total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Affiliates of McKesson Corporation	18%	15%	18%	15%
Affiliates of CVS Health Corporation	19%	16%	17%	15%
Affiliates of AmerisourceBergen Corporation	18%	16%	16%	14%
Ipsen Pharma SAS	8%	12%	11%	17%
Accredo Health, Incorporated	11%	9%	10%	8%
The percentage of trade receivables by customer who individually accounted for 10% or more of our trade receivables were as follows:

	September 30, 2022	December 31, 2021
Affiliates of McKesson Corporation	23%	10%
Ipsen Pharma SAS	21%	50%
Affiliates of AmerisourceBergen Corporation	20%	11%
Affiliates of CVS Health Corporation	15%	9%
Revenues by geographic region were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
U.S.	$369,480	$266,436	$1,033,160	$783,583
Europe	34,818	38,095	131,585	162,822
Japan	7,440	23,892	22,400	37,425
Total revenues	$411,738	$328,423	$1,187,145	$983,830
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
Net product revenues by product were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
CABOMETYX	$361,385	$259,791	$1,003,356	$759,000
COMETRIQ	5,097	3,326	20,468	15,577
Net product revenues	$366,482	$263,117	$1,023,824	$774,577

Product Sales Discounts and Allowances
The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Chargebacks, Discounts for Prompt Payment and Other	Other Customer Credits/Fees and Co-pay Assistance	Rebates	Total
Balance at December 31, 2021	$14,625	$8,875	$24,825	$48,325
Provision related to sales made in:
Current period	261,143	36,847	105,280	403,270
Prior periods	632	(169)	(106)	357
Payments and customer credits issued	(255,002)	(32,765)	(98,996)	(386,763)
Balance at September 30, 2022	$21,398	$12,788	$31,003	$65,189
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
Contract assets and liabilities were as follows (in thousands):

	September 30, 2022	December 31, 2021
Contract assets (1)	$364	$1,665

Contract liabilities:
Current portion (2)	$6,932	$7,814
Long-term portion (3)	6,491	8,739
Total contract liabilities	$13,423	$16,553
____________________
(1)    Presented in other long-term assets in the accompanying Condensed Consolidated Balance Sheets.
(2)    Presented in other current liabilities in the accompanying Condensed Consolidated Balance Sheets.
(3)    Presented in the long-term portion of deferred revenues in the accompanying Condensed Consolidated Balance Sheets
During the nine months ended September 30, 2022 and 2021, we recognized $6.6 million and $6.8 million, respectively, in revenues that were included in the beginning deferred revenues balance for those periods.
During the three and nine months ended September 30, 2022, we recognized $33.9 million and $125.0 million, respectively, in revenues for performance obligations satisfied in previous periods, as compared to $48.4 million and $116.2 million for the corresponding prior year periods. Such revenues were primarily related to royalty payments allocated to the license performance obligations for our collaborations with Ipsen, Takeda, Daiichi Sankyo and Genentech and the recognition of license revenue for the achievement of milestones during the second quarter of 2022, allocated to the license performance obligations for our collaboration with Ipsen.

As of September 30, 2022, $83.1 million of the combined transaction prices for our Ipsen and Takeda collaborations were allocated to our research and development services performance obligations that had not yet been satisfied. See “Note 3. Collaboration Agreements and Business Development Activities” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2021 Form 10-K for additional information about the expected timing to satisfy these performance obligations.
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
Revenues under the collaboration agreement with Ipsen were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
License revenues	$27,607	$25,139	$103,389	$81,246
Collaboration services revenues	7,211	12,956	28,196	81,576
Total	$34,818	$38,095	$131,585	$162,822
During the nine months ended September 30, 2022, we recognized $25.8 million in revenues in connection with two regulatory milestones totaling $27.0 million upon approval by the European Commission and Health Canada, of cabozantinib as monotherapy for the treatment of adult patients with locally advanced or metastatic differentiated thyroid carcinoma (DTC), refractory or not eligible to RAI who have progressed during or after prior systemic therapy.
As of September 30, 2022, $49.3 million of the transaction price for this collaboration was allocated to our research and development services performance obligations that have not yet been satisfied.
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

Revenues under the collaboration agreement with Takeda were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
License revenues	$2,690	$20,078	$7,755	$23,476
Collaboration services revenues	3,661	2,656	11,148	10,815
Total	$6,351	$22,734	$18,903	$34,291

As of September 30, 2022, $33.8 million of the transaction price for this collaboration was allocated to our research and development services performance obligations that have not yet been satisfied.
Royalty Pharma
In October 2002, we established a product development and commercialization collaboration agreement with GlaxoSmithKline (GSK), that required us to pay a 3% royalty to GSK on the worldwide net sales of any product incorporating cabozantinib sold by us and our collaboration partners. Effective January 1, 2021, Royalty Pharma plc (Royalty Pharma) acquired from GSK all rights, title and interest in royalties on net product sales containing cabozantinib for non-U.S. markets for the full term of the royalty and for U.S. market through September 2026, after which time U.S. royalties will revert back to GSK. Royalties earned by Royalty Pharma in connection with our sales of cabozantinib are included in cost of goods sold and in connection with sales by our collaboration partners are included as a reduction of collaboration services revenues. Such royalties were $14.9 million and $42.6 million during the three and nine months ended September 30, 2022, respectively, as compared to $11.5 million and $33.7 million for the corresponding prior year periods.

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
License revenues under the collaboration agreement with Genentech were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Profits on U.S. commercialization	$1,504	$1,743	$5,325	$5,697
Royalty revenues on ex-U.S. sales	$1,494	$1,576	$4,011	$3,309
Research Collaborations, In-Licensing Arrangements and Other Business Development Activities
Our research collaborations, in-licensing arrangements and other strategic transactions include upfront payments, which are generally paid upon the closing of the transaction, and also milestone payments (in connection with development, regulatory or commercial achievements) and royalty payments, which are contingent upon the occurrence of certain future events linked to the success of the asset in development. Certain of our research collaborations and in-licensing arrangements provide us exclusive options that give us the right to license programs developed under the research collaborations for further discovery and development. When we decide to exercise an option, we are required to pay an exercise fee and then, in most instances, we will assume the responsibilities for all subsequent clinical development, manufacturing and commercialization of the licensed asset.

In June 2022, we entered into an exclusive option and license agreement with BioInvent International AB (BioInvent), upon which we paid an upfront payment of $25.0 million. Upon option exercise, we will pay BioInvent an option exercise fee, and BioInvent will be eligible for additional payments from us for future development and commercial milestones, as well as royalties on our future net product sales. In July 2022, we entered into an exclusive license agreement with Ryvu Therapeutics S.A. (Ryvu) and paid an upfront payment of $3.0 million. Ryvu is eligible for potential future development and commercial milestones as well as royalties on future net product sales.
As of September 30, 2022, in conjunction with each of our research collaborations and in-licensing arrangements, and an asset purchase agreement entered into in 2021, we are subject to contingent payments for potential future development milestones of up to $364.7 million, regulatory milestones of up to $453.4 million and commercial milestones of up to $2,443.4 million, each in the aggregate per product or target, as well as royalties on future net product sales.
NOTE 4. CASH AND INVESTMENTS
Cash, Cash Equivalents and Restricted Cash Equivalents
A reconciliation of cash, cash equivalents, and restricted cash equivalents reported in the accompanying Condensed Consolidated Balance Sheets to the amount reported within the accompanying Condensed Consolidated Statements of Cash Flows was as follows (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$675,286	$647,169
Restricted cash equivalents included in other long-term assets	1,482	16,722
Cash, cash equivalents, and restricted cash equivalents as reported in the accompanying Condensed Consolidated Statements of Cash Flows	$676,768	$663,891
Restricted cash equivalents are used to collateralize letters of credit and consist of money-market funds and certificates of deposit with original maturities of 90 days or less. The restricted cash equivalents are classified as other long-term assets based upon the remaining term of the underlying restriction. The standby letter of credit entered in January 2021, as a guarantee of our obligation to fund our portion of the tenant improvements related to our Alameda build-to-suit lease was terminated and the related collateral was returned in the third quarter of 2022, following the substantial completion of the building and the commencement of the lease.
Cash, Cash Equivalents, Restricted Cash Equivalents and Investments
Cash, cash equivalents, restricted cash equivalents and investments consisted of the following (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$874,220	$—	$(364)	$873,856
Corporate bonds	633,617	—	(15,495)	618,122
U.S. Treasury and government-sponsored enterprises	307,494	—	(6,157)	301,337
Municipal bonds	16,565	—	(312)	16,253
Total debt securities available-for-sale	1,831,896	—	(22,328)	1,809,568
Cash	113,492	—	—	113,492
Money market funds	62,968	—	—	62,968
Certificates of deposit	114,181	—	—	114,181
Total cash, cash equivalents, restricted cash equivalents and investments	$2,122,537	$—	$(22,328)	$2,100,209

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$945,801	$42	$(2)	$945,841
Corporate bonds	541,774	876	(1,672)	540,978
U.S. Treasury and government-sponsored enterprises	33,965	1	(21)	33,945
Municipal bonds	12,924	15	(35)	12,904
Total debt securities available-for-sale	1,534,464	934	(1,730)	1,533,668
Cash	135,653	—	—	135,653
Money market funds	66,531	—	—	66,531
Certificates of deposit	119,056	—	—	119,056
Total cash, cash equivalents, restricted cash equivalents and investments	$1,855,704	$934	$(1,730)	$1,854,908
Interest receivable was $4.8 million and $2.9 million as of September 30, 2022 and December 31, 2021, respectively, and is included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Realized gains and losses on the sales of investments were insignificant during the three and nine months ended September 30, 2022 and 2021.
We manage credit risk associated with our investment portfolio through our investment policy, which limits purchases to high-quality issuers and limits the amount of our portfolio that can be invested in a single issuer. The fair value and gross unrealized losses on debt securities available-for-sale in an unrealized loss position were as follows (in thousands):

	September 30, 2022
	Fair Value	Gross Unrealized Losses
Corporate bonds	$613,122	$(15,495)
U.S. Treasury and government-sponsored enterprises	301,337	(6,157)
Commercial paper	36,636	(364)
Municipal bonds	16,073	(312)
Total	$967,168	$(22,328)

	December 31, 2021
	Fair Value	Gross Unrealized Losses
Corporate bonds	$385,053	$(1,672)
Commercial paper	43,290	(2)
U.S. Treasury and government-sponsored enterprises	18,962	(21)
Municipal bonds	7,475	(35)
Total	$454,780	$(1,730)
There were 276 and 133 investments in an unrealized loss position as of September 30, 2022 and December 31, 2021, respectively. All securities presented above have been in an unrealized loss position for less than twelve months except for 25 corporate bond securities and 1 municipal bond security with an aggregate fair value of $64.0 million and an aggregate $2.4 million unrealized loss as of September 30, 2022. During the nine months ended September 30, 2022 and 2021, we did not record an allowance for credit losses or other impairment charges on our investment securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. Based on the scheduled maturities of our investments, we determined that it was more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The fair value of debt securities available-for-sale by contractual maturity was as follows (in thousands):

	September 30, 2022	December 31, 2021
Maturing in one year or less	$1,260,834	$1,168,256
Maturing after one year through five years	548,734	365,412
Total debt securities available-for-sale	$1,809,568	$1,533,668
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
The classifications within the fair value hierarchy of our financial assets that were measured and recorded at fair value on a recurring basis were as follows (in thousands):

	September 30, 2022
	Level 1	Level 2	Total
Commercial paper	$—	$873,856	$873,856
Corporate bonds	—	618,122	618,122
U.S. Treasury and government-sponsored enterprises	—	301,337	301,337
Municipal bonds	—	16,253	16,253
Total debt securities available-for-sale	—	1,809,568	1,809,568
Money market funds	62,968	—	62,968
Certificates of deposit	—	114,181	114,181
Total financial assets carried at fair value	$62,968	$1,923,749	$1,986,717

	December 31, 2021
	Level 1	Level 2	Total
Commercial paper	$—	$945,841	$945,841
Corporate bonds	—	540,978	540,978
U.S. Treasury and government-sponsored enterprises	—	33,945	33,945
Municipal bonds	—	12,904	12,904
Total debt securities available-for-sale	—	1,533,668	1,533,668
Money market funds	66,531	—	66,531
Certificates of deposit	—	119,056	119,056
Total financial assets carried at fair value	$66,531	$1,652,724	$1,719,255

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
As of September 30, 2022, we had one forward contract outstanding to sell €10.0 million. The forward contract with a maturity of three months is recorded at fair value and is included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets. The unrealized loss on the forward contract is not material as of September 30, 2022. The forward contract is considered a Level 2 in the fair value hierarchy of our fair value measurements. For the nine months period ended September 30, 2022, and 2021, we recognized $1.5 million and $0.5 million, respectively, of net gains on the maturity of our forward contracts, which is included in other income (expense), net on our Condensed Consolidated Statements of Income.
NOTE 6. INVENTORY
Inventory consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$9,447	$8,867
Work in process	39,380	27,717
Finished goods	11,325	12,927
Total	$60,152	$49,511

Balance Sheet classification:
Current portion included in inventory	$26,711	$27,493
Long-term portion included in other long-term assets	33,441	22,018
Total	$60,152	$49,511
NOTE 7. STOCK-BASED COMPENSATION
We allocated the stock-based compensation expense for our equity incentive plans and our Employee Stock Purchase Plan (ESPP) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$16,438	$11,487	$34,886	$37,550
Selling, general and administrative	20,899	22,479	46,832	59,104
Total stock-based compensation expense	$37,337	$33,966	$81,718	$96,654

Stock-based compensation for each type of award under our equity incentive plans and ESPP were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$3,299	$4,607	$10,470	$15,203
Restricted stock units	22,233	13,721	54,234	40,802
Performance stock units	11,331	14,971	14,621	37,616
ESPP	474	667	2,393	3,033
Total stock-based compensation expense	$37,337	$33,966	$81,718	$96,654
On May 25, 2022, at the 2022 Annual Meeting of Stockholders, our stockholders approved the amendment and restatement of Exelixis, Inc. 2017 Equity Incentive Plan (as amended and restated, the 2017 Plan). The amendment and restatement increased the share reserve under the 2017 Plan by 28,500,000 shares. As of September 30, 2022, 31,485,656 shares were available for grant under the 2017 Plan. The share reserve is reduced by 1 share for each share issued pursuant to a stock option and 2 shares for full value awards, including restricted stock units (RSUs).
During the nine months ended September 30, 2022, we granted 588,862 stock options with a weighted average exercise price of $19.99 per share and a weighted average grant date fair value of $8.36 per share. As of September 30, 2022, there were 11,416,151 stock options outstanding and $19.6 million of related unrecognized compensation expense.
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
During the nine months ended September 30, 2022, we granted 5,292,088 service-based RSUs with a weighted average grant date fair value of $20.56 per share. As of September 30, 2022, there were 11,864,173 RSUs outstanding, including the TSR-based RSUs, and $193.8 million of related unrecognized compensation expense.
Stock options and service-based RSUs granted to employees during the nine months ended September 30, 2022 have vesting conditions and contractual lives of a similar nature to those described in “Note 8. Employee Benefit Plans” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2021 Form 10-K.
As of September 30, 2022, there were 5,367,906 performance-based restricted stock units (PSUs) outstanding and $101.0 million of related unrecognized stock-based compensation expense. Expense recognition for PSUs commences when it is determined that achievement of the performance target is probable. During the three months ended September 30, 2022, we achieved a performance condition for threshold achievement for 495,886 PSUs granted during 2020 (the 2020 PSUs) and have recognized $9.7 million of stock-based compensation expense related to the 2020 PSUs during the three months ended September 30, 2022. For more information about our PSUs, see “Note 8. Employee Benefit Plans” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2021 Form 10-K.
NOTE 8. PROVISION FOR INCOME TAXES
The effective tax rates for the three and nine months ended September 30, 2022, were 20.5% and 20.1% respectively, as compared to 28.3% and 22.8% for the corresponding periods in 2021. The effective tax rates for the three and nine months ended September 30, 2022 differed from the U.S. federal statutory tax rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options during the periods and the generation of federal tax credits, which were partially offset by state taxes.
The effective tax rates for the three and nine months ended September 30, 2021 differed from the U.S. federal statutory tax rate of 21% primarily due to non-deductible executive compensation, which was partially offset by excess tax benefits related to the exercise of certain stock options during the periods and the generation of federal tax credits.
NOTE 9. NET INCOME PER SHARE
Net income per share - basic and diluted, were computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$73,210	$38,204	$212,455	$135,897
Denominator:
Weighted-average common shares outstanding — basic	322,148	315,380	320,949	313,990
Dilutive securities	2,918	6,642	3,471	8,094
Weighted-average common shares outstanding — diluted	325,066	322,022	324,420	322,084

Net income per share — basic	$0.23	$0.12	$0.66	$0.43
Net income per share — diluted	$0.23	$0.12	$0.65	$0.42
Dilutive securities included outstanding stock options, unvested RSUs, including TSR-based RSUs, PSUs and ESPP contributions.
Certain potential common shares were excluded from our calculation of weighted-average common shares outstanding — diluted because either they would have had an anti-dilutive effect on net income per share or they were related to shares from PSUs that were contingently issuable and the contingency had not been satisfied at the end of the reporting period. The weighted-average potential common shares excluded from our calculation were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Anti-dilutive securities and contingently issuable shares excluded	15,059	20,346	15,311	14,213
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
Legal Proceedings
MSN I ANDA Litigation
In September 2019, we received a notice letter regarding an Abbreviated New Drug Application (ANDA) submitted to the FDA by MSN Pharmaceuticals, Inc. (individually and collectively with certain of its affiliates, including MSN Laboratories Private Limited, referred to as MSN), requesting approval to market a generic version of CABOMETYX tablets. MSN’s initial notice letter included a Paragraph IV certification with respect to our U.S. Patents No. 8,877,776 (salt and polymorphic forms), 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, also referred to as the Orange Book, for CABOMETYX. MSN’s initial notice letter did not provide a Paragraph IV certification against U.S. Patents No. 7,579,473 (composition of matter) or 8,497,284 (methods of treatment), each of which is listed in the Orange Book. On October 29, 2019, we filed a complaint in the United States District Court for the District of Delaware (the Delaware District Court) for patent infringement against MSN asserting infringement of U.S. Patent No. 8,877,776 arising from MSN’s ANDA filing with the FDA. On November 20, 2019, MSN filed its response to the complaint, alleging that the asserted claims of U.S. Patent No. 8,877,776 are invalid and not infringed. On May 5, 2020, we received notice from MSN that it had amended its ANDA to include additional Paragraph IV certifications. In particular, the May 5, 2020 amended ANDA requested approval to market a generic version of CABOMETYX tablets prior to expiration of two previously unasserted CABOMETYX patents: U.S. Patents No. 7,579,473 and 8,497,284. On May 11, 2020, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of U.S. Patents No. 7,579,473 and 8,497,284 arising from MSN’s amended ANDA filing with the FDA. Neither of our complaints have alleged infringement of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757. On May 22, 2020, MSN filed its response to the complaint, alleging that the asserted claims of U.S. Patents No. 7,579,473 and 8,497,284 are invalid and not infringed. On March 23, 2021, MSN filed its First Amended Answer and Counterclaims (amending its prior filing from May 22, 2020), seeking, among other things, a declaratory judgment that U.S. Patent No. 9,809,549 (salt and polymorphic forms) is invalid and would not be infringed by MSN if its generic version of CABOMETYX tablets were approved by the FDA. U.S. Patent No. 9,809,549 is not listed in the Orange Book. On April 7, 2021, we filed our response to MSN’s First Amended Answer and Counterclaims, denying, among other things, that U.S. Patent No. 9,809,549 is invalid or would not be infringed. The two lawsuits comprising this litigation (collectively referred to as MSN I), numbered Civil Action Nos. 19-02017 and 20-00633, were consolidated in April 2021.
On October 1, 2021, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to U.S. Patents No. 7,579,473 and 8,497,284, if those claims are not found to be invalid, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s ANDA product prior to the expiration of U.S. Patents No. 7,579,473 and 8,497,284 would also infringe certain claims of each patent, if those claims are not found to be invalid. Then, on October 12, 2021, pursuant to a separate stipulation between us and MSN, the Delaware District Court entered an order dismissing MSN’s counterclaims with respect to U.S. Patent No. 9,809,549. In our MSN I complaints, we are seeking, among other relief, an order that the effective date of any FDA approval of MSN’s ANDA be a date no earlier than the expiration of all of U.S. Patents No. 7,579,473, 8,497,284 and 8,877,776, the latest of which expires on October 8, 2030, and equitable relief enjoining MSN from infringing these patents. In an effort to streamline the case, the parties have narrowed their assertions. On April 8, 2022, MSN withdrew its validity challenge to U.S. Patent No. 8,877,776. On April 14, 2022, we agreed not to assert U.S. Patent No. 8,497,284 at trial and MSN has, correspondingly, agreed to withdraw its validity challenges to U.S. Patent No. 8,497,284, as well as claims 1-4 and 6-7 of U.S. Patent No. 7,579,473. As a result of this narrowing, the trial addressed two issues: (1) infringement of claim 1 of the U.S. Patent No. 8,877,776; and (2) validity of claim 5 of the U.S. Patent No. 7,579,473. A bench trial for MSN I occurred in May 2022, and a judgment is expected during the fourth quarter of 2022.
MSN II ANDA Litigation
On January 11, 2022, we received notice from MSN that it had further amended its ANDA to assert additional Paragraph IV certifications. In particular, the January 11, 2022 amended ANDA requested approval to market a generic version of CABOMETYX tablets prior to expiration of three previously-unasserted CABOMETYX patents that are now listed in the Orange Book: U.S. Patents No. 11,091,439 (crystalline salt forms), 11,091,440 (pharmaceutical composition) and 11,098,015 (methods of treatment). On February 23, 2022, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015 arising from MSN’s further amendment of its ANDA filing with the FDA. On February 25, 2022, MSN filed its response to the complaint, alleging that the asserted claims of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015 are invalid and not infringed. On June 7, 2022, we received notice from MSN that it had further amended its ANDA to assert an additional Paragraph IV certification. As currently amended, MSN’s ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of a previously-unasserted CABOMETYX patent that is now listed in the Orange Book: U.S. Patent No. 11,298,349 (pharmaceutical composition). On July 18, 2022, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of U.S. Patent No. 11,298,349 arising from MSN’s further amendment of its ANDA Filing with the FDA. On August 9, 2022, MSN filed its response to the complaint, alleging that the asserted claims of U.S. Patent No. 11,298,349 are invalid and not infringed. The two lawsuits comprising this litigation (collectively referred to as MSN II), numbered Civil Action Nos. 22-00228 and 22-00945, were consolidated in October 2022 and involve Exelixis patents that are different from those asserted in the MSN I litigation described above.
On June 21, 2022, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015, if those claims are not found to be invalid, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s ANDA product prior to the expiration of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015 would also infringe certain claims of each patent, if those claims are not found to be invalid. In our MSN II complaints, we are seeking, among other remedies, equitable relief enjoining MSN from infringing this patent, as well as an order that the effective date of any FDA approval of MSN’s ANDA would be a date no earlier than the expiration of all of U.S. Patents No. 11,091,439, 11,091,440, 11,098,015 and 11,298,349, the latest of which expires on February 10, 2032. A bench trial for MSN II has been scheduled for October 2023.
Teva ANDA Litigation
In May 2021, we received notice letters from Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals Development, Inc. and Teva Pharmaceuticals USA, Inc. (individually and collectively referred to as Teva) regarding an ANDA Teva submitted to the FDA, requesting approval to market a generic version of CABOMETYX tablets. Teva’s notice letters included a Paragraph IV certification with respect to our U.S. Patents No. 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Orange Book. Teva’s notice letters did not provide a Paragraph IV certification against any additional CABOMETYX patents. On June 17, 2021, we filed a complaint in the Delaware District Court for patent infringement against Teva asserting infringement of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 arising from Teva’s ANDA filing with the FDA. On August 27, 2021, Teva filed its answer and counterclaims to the complaint, alleging that the asserted claims of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 are invalid and not infringed. On September 17, 2021, we filed an answer to Teva’s counterclaims. On July 29, 2022, we received notice from Teva that it had amended its ANDA to assert an additional Paragraph IV certification. As amended, Teva’s ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of a previously-unasserted CABOMETYX patent that is now listed in the Orange Book: U.S. Patent No. 11,298,349 (pharmaceutical composition). On September 2, 2022, we filed a complaint in the Delaware District Court for patent infringement against Teva, asserting infringement of U.S. Patent No. 11,298,349 arising from Teva’s amended ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA be a date no earlier than the expiration of all of U.S. Patents No. 9,724,342, 10,034,873, 10,039,757 and 11,298,349, the latest of which expires on July 9, 2033, and equitable relief enjoining Teva from infringing these patents. On September 30, 2022, the parties filed a stipulation to consolidate the two lawsuits, numbered Civil Action Nos. 21-00871 and 22-01168, and to stay all proceedings, which was granted by the Delaware District Court on October 3, 2022. Following a similar order granted by the Delaware District Court on February 9, 2022 to stay all proceedings with respect to Civil Action No. 21-00871, this case remained administratively closed, and Civil Action No. 22-01168 was administratively closed on October 3, 2022.
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
NOTE 11. SUBSEQUENT EVENTS

    Cybrexa Therapeutics, LLC (Cybrexa)
In November 2022, we entered into an agreement with Cybrexa Therapeutics, LLC (Cybrexa), which provides us the right to acquire CBX-12 (alphalex™ exatecan), a clinical-stage peptide-drug conjugate (PDC) that utilizes Cybrexa’s proprietary alphalex technology to enhance delivery of exatecan to tumor cells. Under the terms of the agreement, we will pay an upfront fee of $60.0 million for a warrant entitling us to the right to acquire the Cybrexa affiliate that controls CBX-12 and related assets, and to fund certain development and manufacturing expenses incurred by Cybrexa to advance CBX-12 during the warrant period. Cybrexa will continue the development of CBX-12 according to an agreed development plan, including phase 1 studies, and may be eligible to receive up to $65.0 million in additional development milestone payments, during the warrant period. We may exercise the warrant for up to $300.0 million based upon our evaluation of a pre-specified clinical data package to be delivered by Cybrexa. Following exercise of the warrant, Cybrexa would be eligible to receive up to $277.5 million in additional payments upon achievement of further development, regulatory and commercial milestones.
Sairopa, B.V. (Sairopa)
In November 2022, we entered into an exclusive option and license agreement with Sairopa, B.V. (Sairopa). Under the terms of the agreement, we will make an upfront payment of $40.0 million for an option to obtain an exclusive, worldwide license to develop and commercialize ADU-1805 and other anti-SIRPα antibodies, and for certain expenses to be incurred by Sairopa in conducting phase 1 clinical studies of ADU-1805. Sairopa is eligible to receive additional development milestone payments during the option period totaling up to $97.5 million. Following the completion of the clinical studies, we may exercise the option for $225.0 million based upon our evaluation of a pre-specified clinical data package to be delivered by Sairopa. Following the exercise of the option, Sairopa would be eligible to receive up to $465.0 million in additional development, commercial, and net sales milestone payments, as well as tiered royalties on future net sales of products.
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
To develop and commercialize CABOMETYX and COMETRIQ outside the U.S., we have entered into license agreements with Ipsen and Takeda. We granted to Ipsen the rights to develop and commercialize cabozantinib outside of the U.S. and Japan, and to Takeda we granted the rights to develop and commercialize cabozantinib in Japan. Both Ipsen and Takeda also contribute financially and operationally to the further global development and commercialization of the cabozantinib franchise in other potential indications, and we work closely with them on these activities. Utilizing its regulatory expertise and established international oncology marketing network, Ipsen has continued to execute on its commercialization plans for CABOMETYX, having received regulatory approvals and launched in multiple territories outside of the U.S., including in the European Union (EU), the United Kingdom (U.K.) and Canada, as a treatment for advanced RCC and for HCC in adults who have previously been treated with sorafenib. In addition, in March 2021, Ipsen and BMS received regulatory approval from the EC for CABOMETYX in combination with OPDIVO as a first-line treatment for patients with advanced RCC, followed by additional regulatory approvals for the combination in other territories beyond the EU. Most recently, in May 2022, we announced that Ipsen received regulatory approval from the EC for CABOMETYX as a monotherapy for the treatment of adult patients with locally advanced or metastatic, RAI-refractory or ineligible DTC and who have progressed during or after prior systemic therapy. With respect to the Japanese market, Takeda received

Manufacturing and Marketing Approvals in 2020 from the Japanese Ministry of Health, Labour and Welfare (MHLW) of CABOMETYX as a treatment of patients with curatively unresectable or metastatic RCC and as a treatment of patients with unresectable HCC who progressed after cancer chemotherapy. In August 2021, Takeda and Ono Pharmaceutical Co., Ltd. (Ono), BMS’ development and commercialization partner in Japan, received Manufacturing and Marketing Approval from the MHLW of CABOMETYX in combination with OPDIVO as a treatment for unresectable or metastatic RCC.
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
Building on preclinical and clinical observations that cabozantinib in combination with ICIs may promote a more immune-permissive tumor environment, we initiated numerous pivotal studies to further explore these combination regimens. The first of these studies to deliver results was CheckMate -9ER, a phase 3 pivotal trial evaluating the combination of CABOMETYX and OPDIVO compared to sunitinib in previously untreated, advanced or metastatic RCC, and positive results from CheckMate -9ER served as the basis for the FDA’s, EC’s and MHLW’s approvals of CABOMETYX in combination with OPDIVO as a first-line treatment of patients with advanced RCC in January 2021, March 2021 and August 2021, respectively. We are also collaborating with BMS on COSMIC-313, a phase 3 pivotal trial evaluating the triplet combination of cabozantinib, nivolumab and ipilimumab versus the combination of nivolumab and ipilimumab in patients with previously untreated advanced intermediate- or poor-risk RCC. We announced top-line results from COSMIC-313 in July 2022, and in September 2022 we presented the data at the Presidential Symposium III at the 2022 European Society for Medical Oncology (ESMO) Congress. The trial met its primary endpoint, demonstrating significant improvement in blinded independent radiology committee (BIRC) assessed progression free survival (PFS) at the primary analysis for the triplet combination, reducing the risk of disease progression or death compared with the doublet combination of nivolumab and ipilimumab (hazard ratio: 0.73; 95% confidence interval [CI]: 0.57-0.94; P=0.01). Median PFS for the triplet combination was not reached (95% CI: 14.0-not estimable) versus 11.3 months for the doublet combination of nivolumab and ipilimumab (95% CI: 7.7-18.2). At a prespecified interim analysis for the secondary endpoint of overall survival (OS), the triplet combination did not demonstrate a significant benefit, and therefore, the trial will continue to the next analysis of OS. The safety profile observed in the trial was reflective of the known safety profiles for each single agent, as well as the combination regimens used in this study. Based on feedback from the FDA, we do not intend to submit a supplemental new drug application (sNDA) for the combination regimen based on the currently available data, and we plan to discuss a potential regulatory submission with the FDA when the results of the next OS analysis are available.
To expand our exploration of combinations with ICIs, we also initiated multiple trials evaluating cabozantinib in combination with F. Hoffmann-La Roche Ltd.’s (Roche) ICI, atezolizumab, beginning in 2017 with COSMIC-021, a broad phase 1b study evaluating the safety and tolerability of cabozantinib in combination with atezolizumab in patients with a wide variety of locally advanced or metastatic solid tumors. The data from COSMIC-021 have been instrumental in guiding our clinical development strategy for cabozantinib in combination with ICIs, including supporting the initiation of COSMIC-312, a phase 3 pivotal trial evaluating cabozantinib in combination with atezolizumab versus sorafenib in previously untreated advanced HCC, and three phase 3 pivotal trials in collaboration with Roche, CONTACT-01, CONTACT-02 and CONTACT-03, evaluating the combination of cabozantinib with atezolizumab in patients with metastatic non-small cell lung cancer (NSCLC), metastatic castration-resistant prostate cancer (mCRPC) and advanced RCC, respectively. CONTACT-01 and CONTACT-03 are sponsored by Roche and co-funded by us, and we announced the completion of enrollment for the two trials in November 2021 and January 2022, respectively. We expect to receive results from CONTACT-01 in the fourth quarter of 2022 and from CONTACT-03 in the first half of 2023. CONTACT-02 is sponsored by us and co-funded by Roche, and we anticipate completing enrollment in the first half of 2023.
Pipeline Activities
Our small molecule discovery programs are supported by a robust and expanding infrastructure, including a library of 4.6 million compounds. We have extensive experience in the identification and optimization of drug candidates against multiple target classes for oncology, inflammation and metabolic diseases. The first compound to enter the clinic following our re-initiation of drug discovery activities in 2017 was XL092, a next-generation oral TKI that targets VEGF receptors, MET, AXL, MER and other kinases implicated in cancer’s growth and spread. In designing XL092, we sought to build upon our experience with cabozantinib, retaining a similar target profile while improving key characteristics, including the pharmacokinetic half-life. To date, we have initiated two large phase 1b clinical trials studying XL092: STELLAR-001 and STELLAR-002. STELLAR-001 is a phase 1b clinical trial evaluating XL092, both as a monotherapy and in combination with either atezolizumab or avelumab, an ICI developed by Merck KGaA Damstadt, Germany and Pfizer Inc. We have established a recommended dose of 100 mg for both single-agent XL092 and XL092 in combination with atezolizumab, and we have begun enrolling expansion cohorts for patients with clear cell RCC, non-clear cell RCC, hormone-receptor positive breast cancer, mCRPC and colorectal cancer (CRC); the dose-escalation stage for XL092 in combination with avelumab is ongoing, with expansion cohorts planned initially in urothelial carcinoma (UC). We presented data from STELLAR-001 during poster sessions at the 2022 ESMO Congress in September 2022, which showed XL092 has demonstrated preliminary, clinical activity similar to that observed with cabozantinib in phase 1 across a range of solid tumors and dose levels, with a manageable safety profile. STELLAR-002 is a phase 1b clinical trial evaluating XL092 in combination with either nivolumab, nivolumab and ipilimumab, or a fixed dose of nivolumab and relatlimab, a lymphocyte activation gene-3 (LAG-3)-blocking antibody developed by BMS (replacing Nektar Therapeutics’ bempegaldesleukin in the original trial protocol following the expansion of our clinical trial collaboration and supply agreement with BMS, which we announced in October 2022). We are enrolling patients with advanced solid tumors in dose-escalation cohorts, and depending on the dose-escalation results, STELLAR-002 may enroll expansion cohorts for patients with clear cell and non-clear cell RCC, mCRPC, UC, CRC, HCC, NSCLC and head and neck squamous cell carcinoma. To better understand the individual contribution of the therapies, treatment arms in the expansion cohorts may include XL092 as a single-agent in addition to the ICI combination regimens. We also initiated STELLAR-303, the first global phase 3 pivotal trial for XL092, in June 2022, and we expect to initiate a second pivotal trial in late 2022 with others to follow in 2023. STELLAR-303 is evaluating XL092 in combination with atezolizumab versus regorafenib in patients with metastatic non-microsatellite instability-high or non-mismatch repair-deficient CRC who have progressed after or are intolerant to the current standard of care, and the trial aims to enroll approximately 600 patients worldwide with documented RAS status. The primary objective of STELLAR-303 is to evaluate the efficacy of the combination in patients with RAS wild-type disease, and outcomes in patients with RAS-mutated disease will also be evaluated. The primary endpoint of STELLAR-303 is OS, and additional efficacy endpoints include PFS, objective response rate (ORR) and duration response (DOR) per Response Evaluation Criteria in Solid Tumors (RECIST) v. 1.1. as assessed by the investigator.
We augment our small molecule discovery activities through research collaborations and in-licensing arrangements with other companies. The most advanced compounds to emerge from these arrangements are XL102, the lead program targeting CDK7 under our collaboration with Aurigene Discovery Technologies Limited (Aurigene), and XL114, Aurigene’s novel anti-cancer compound that inhibits the CBM complex. Based on encouraging preclinical data, we exercised our exclusive options to license XL102 and XL114 from Aurigene and initiated phase 1 clinical trials evaluating XL102 and XL114 in January 2021 and April 2022, respectively, and we expect to provide clinical updates from the phase 1 study of XL102 in the fourth quarter of 2022. Most recently, in November 2022, we entered into an agreement with Cybrexa Therapeutics, LLC (Cybrexa), which provides us the right to acquire CBX-12 (alphalex™ exatecan), a clinical-stage peptide-drug conjugate (PDC) that utilizes Cybrexa’s proprietary alphalex technology to enhance delivery of exatecan to tumor cells.
Beyond small molecules, we have also launched rigorous efforts to discover and advance various biotherapeutics that have the potential to become anti-cancer therapies, such as bispecific antibodies, ADCs and other innovative treatments. ADCs in particular present a unique opportunity for new cancer treatments, given their capabilities to deliver anti-cancer payload drugs to targets with increased precision while minimizing impact on healthy tissues, and this biotherapeutic approach has been validated by multiple regulatory approvals for the commercial sale of ADCs in the past several years. To facilitate the growth of these programs, we have established multiple research collaborations and in-licensing arrangements and entered into other strategic transactions that provide us with access to antibodies, binders, payloads and conjugation technologies, which are the components employed to generate next-generation ADCs or multispecific antibodies. We have already made significant progress under these arrangements and expect we will continue to advance our biotherapeutics programs throughout the remainder of 2022 and in future years:

•Sairopa. We entered into a collaboration with Sairopa, B.V. (Sairopa) in November 2022, focused on the development of ADU-1805, a monoclonal antibody (mAb) that targets SIRPα. The collaboration is intended to expand our clinical pipeline with an IND filing for ADU-1805 anticipated in early 2023 to explore its applicability across multiple tumor types, as well as the potential to combine ADU-1805 with XL092 and approved ICIs.

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
•Iconic. We in-licensed XB002, our lead TF-targeting ADC program, from Iconic, Inc. (Iconic) in December 2020 and initiated the JEWEL-101 phase 1 clinical trial in June 2021, and we presented promising initial dose-escalation results from the trial at the 34th EORTC-NCI-AACR (ENA) Symposium in October 2022. In December 2021, we amended our exclusive option and license agreement with Iconic to acquire broad rights to use the anti-TF antibody used in XB002 for any application, including conjugated to other payloads, as well as rights within oncology to a number of other anti-TF antibodies developed by Iconic, including for use in ADCs and multispecific biotherapeutics.
•Invenra. We have expanded our collaboration with Invenra, Inc. (Invenra) several times since our first engagement in 2018, most recently in August 2021 to include an additional 20 oncology targets.
•WuXi Bio. We expanded our access to antibodies through arrangements with WuXi Biologics Ireland Limited, a wholly owned subsidiary of WuXi Biologics (Cayman) Inc. (individually and collectively referred to as WuXi Bio) in March 2021. We are focused on leveraging WuXi Bio’s panel of mAbs against an undisclosed target for the development of ADC, bispecific and certain other novel tumor-targeting biotherapeutics.
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
As of the date of this Quarterly Report, we expect to advance multiple programs into preclinical development over the next six months. We will continue to engage in business development initiatives with the goal of acquiring and in-licensing promising oncology platforms and assets and then further characterize and develop them utilizing our established preclinical and clinical development infrastructure.
COVID-19 Update
As of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic continues to have a modest impact on our business operations. While the pandemic has created operational difficulties and complexities, we have thus far been successful at devising solutions designed to mitigate its impact. We will continue to monitor new developments that could pose additional risks for us, including the spread of the Omicron variant and its subvariants in the U.S. and other countries, and the potential emergence of new SARS-CoV-2 variants that may prove especially contagious or virulent. Despite our COVID-19 pandemic mitigation efforts, we may experience delays or an inability to execute on our clinical and preclinical development plans, reduced revenues or other adverse impacts to our business as described in more detail in

“Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. We recognize that this pandemic will continue to present unique challenges for us throughout the remainder of 2022, and potentially into 2023.
Third Quarter 2022 Business Updates and Financial Highlights
During the third quarter of 2022, we continued to execute on our business objectives, generating significant revenues from operations and enabling us to continue to seek to maximize the clinical and commercial potential of our products and expand our product pipeline. Significant business updates and financial highlights for the quarter and subsequent to quarter-end include:
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
•In July 2022, we filed a patent lawsuit in the United States District Court for the District of Delaware (the Delaware District Court) against MSN Laboratories Private Limited and MSN Pharmaceuticals, Inc. (individually and collectively referred to as MSN) asserting infringement of U.S. Patent No. 11,298,349 (pharmaceutical composition) arising from MSN’s further amendment of its Abbreviated New Drug Application (ANDA), originally filed with the FDA in September 2019. This lawsuit, our fourth case against MSN, has been consolidated with the patent lawsuit we filed in February 2022 (collectively, MSN II) and involves an Exelixis patent that is different from those asserted previously in February 2022 and in the consolidated patent lawsuits that we filed in 2019 and 2020 (collectively, MSN I), for which a trial took place in May 2022. In our MSN II complaints, we are seeking, among other relief, an order that the effective date of any FDA approval of MSN’s ANDA would be a date no earlier than the expiration of the patents at issue in MSN II, the latest of which expires on February 10, 2032. For a more detailed discussion of this litigation matter, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.
•In September 2022, we filed a patent lawsuit in the Delaware District Court against Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals Development, Inc. and Teva Pharmaceuticals USA, Inc. (individually and collectively referred to as Teva), asserting infringement of U.S. Patent No. 11,298,349 arising from Teva’s amendment of its ANDA, originally filed with the FDA in May 2021. This lawsuit, our second case against Teva, has been consolidated with the prior patent lawsuit we filed in June 2021 and involves an Exelixis patent that is different from those asserted previously in June 2021. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA would be a date no earlier than the expiration of the patents at issue in our consolidated patent lawsuits against Teva, the latest of which expires on July 9, 2033. All proceedings were stayed pursuant to an order of the Delaware District Court in October 2022. For a more detailed discussion of this litigation matter, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.
•In September 2022, clinical data from COSMIC-313 were presented as part of Presidential Symposium III at the 2022 ESMO Congress. In addition, cabozantinib was the subject of multiple data presentations in RCC, DTC and advanced adrenocortical carcinoma, and we also presented phase 1b data from STELLAR-001, in which XL092 demonstrated preliminary clinical activity similar to that observed with cabozantinib in phase 1 across a range of solid tumors.
•In October 2022, we announced an expansion of our clinical trial collaboration and supply agreement with BMS to include the use of the fixed-dose combination of nivolumab and relatlimab in STELLAR-002, our ongoing phase 1b clinical trial evaluating XL092 in combination with multiple ICIs in advanced solid tumors.
•In October 2022, we announced promising initial dose-escalation results from JEWEL-101, the ongoing phase 1 trial evaluating XB002 in patients with advanced solid tumors, during the Antibody-drug Conjugates Poster Session at the 34th ENA Symposium. The data demonstrated that XB002 was well-tolerated at multiple dose levels, and a pharmacokinetic analysis confirmed that XB002 was stable with low levels of free payload.
•In November 2022, we announced an agreement with Cybrexa that provides us the right to acquire CBX-12, a clinical-stage PDC that utilizes Cybrexa’s proprietary alphalex technology to enhance delivery of exatecan to tumor cells.

•In November 2022, we announced an exclusive option and license agreement and clinical development collaboration with Sairopa to develop ADU-1805, a mAb that targets SIRPα.
Financial Highlights
•Net product revenues for the third quarter of 2022 were $366.5 million, as compared to $263.1 million for the third quarter of 2021.
•Total revenues for the third quarter of 2022 were $411.7 million, as compared to $328.4 million for the third quarter of 2021.
•Research and development expenses for the third quarter of 2022 were $198.8 million, as compared to $163.4 million for the third quarter of 2021.
•Selling, general and administrative expenses for the third quarter of 2022 were $115.0 million, as compared to $101.6 million for the third quarter of 2021.
•Provision for income taxes for the third quarter of 2022 was $18.8 million, as compared to $15.1 million for the third quarter of 2021.
•Net income for the third quarter of 2022 was $73.2 million, or $0.23 per share, basic and diluted, as compared to net income of $38.2 million, or $0.12 per share, basic and diluted, for the third quarter of 2021.
See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.
Outlook, Challenges and Risks
We will continue to face numerous challenges and risks that may impact our ability to execute on our business objectives. In particular, for the foreseeable future, we expect our ability to generate sufficient cash flow to fund our business operations and growth will depend upon the continued commercial success of CABOMETYX, both alone and in combination with other therapies, as a treatment for the highly competitive indications for which it is approved, and possibly for other indications for which cabozantinib is currently being evaluated in potentially label-enabling clinical trials, if warranted by the data generated from these trials. However, we cannot be certain that the clinical trials we and our collaboration partners are conducting will demonstrate adequate safety and efficacy in these additional indications to receive regulatory approval in the major commercial markets where CABOMETYX is approved. Even if the required regulatory approvals to market cabozantinib for additional indications are achieved, we and our collaboration partners may not be able to commercialize CABOMETYX effectively and successfully in these additional indications. In addition, CABOMETYX will only continue to be commercially successful if private third-party and government payers continue to provide coverage and reimbursement. As is the case for all innovative pharmaceutical therapies, obtaining and maintaining coverage and reimbursement for CABOMETYX is becoming increasingly difficult, both within the U.S. and in foreign markets. In addition, healthcare policymakers in the U.S. are increasingly expressing concern over healthcare costs, and corresponding legislative and policy initiatives and activities have been launched, aimed at increasing the healthcare cost burdens borne by pharmaceutical manufacturers, as well as expanding access to, and restricting the prices and growth in prices of, pharmaceuticals.
Achievement of our business objectives will also depend on our ability to maintain a competitive position in the shifting landscape of therapeutic strategies for the treatment of cancer, which we may not be able to do. On an ongoing basis, we assess the constantly evolving landscape of other approved and investigational cancer therapies that could be competitive, or complementary in combination, with our products, and then we adapt our development strategies for the cabozantinib franchise and our pipeline product candidates accordingly, such as by modifying our clinical trials to include evaluation of our therapies with ICIs and other targeted agents. Even if our current and future clinical trials, including those evaluating cabozantinib in combination with an ICI in NSCLC and mCRPC or evaluating XL092 in combination with an ICI in CRC, produce positive results sufficient to obtain marketing approval by the FDA and other global regulatory authorities, it is uncertain whether physicians will choose to prescribe regimens containing our products instead of competing products and product combinations in approved indications.
In the longer term, we may eventually face competition from potential manufacturers of generic versions of our marketed products, including the proposed generic versions of CABOMETYX tablets that are the subject of ANDAs submitted to the FDA by MSN and by Teva Pharmaceuticals Development, Inc. and Teva Pharmaceuticals USA, Inc. (individually and collectively referred to as Teva). The approval of either MSN’s or Teva’s ANDA and subsequent launch of any generic version of CABOMETYX could significantly decrease our revenues derived from the U.S. sales of CABOMETYX and thereby materially harm our business, financial condition and results of operations.

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
Fiscal Year Convention
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2022, which is a 52-week fiscal year, will end on December 30, 2022 and fiscal year 2021, which was a 52-week fiscal year, ended on December 31, 2021. For convenience, references in this report as of and for the fiscal period ended October 1, 2021, and as of and for the fiscal year ending December 30, 2022 are indicated as being as of and for the period ended September 30, 2021, and the year ending December 31, 2022, respectively.
Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Net product revenues	$366,482	$263,117	39%	$1,023,824	$774,577	32%
License revenues	34,384	49,694	-31%	123,977	116,862	6%
Collaboration services revenues	10,872	15,612	-30%	39,344	92,391	-57%
Total revenues	$411,738	$328,423	25%	$1,187,145	$983,830	21%
Net Product Revenues
Gross product revenues, discounts and allowances, and net product revenues were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Gross product revenues	$496,141	$357,462	39%	$1,427,451	$1,051,871	36%
Discounts and allowances	(129,659)	(94,345)	37%	(403,627)	(277,294)	46%
Net product revenues	$366,482	$263,117	39%	$1,023,824	$774,577	32%
Net product revenues by product were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
CABOMETYX	$361,385	$259,791	39%	$1,003,356	$759,000	32%
COMETRIQ	5,097	3,326	53%	20,468	15,577	31%
Net product revenues	$366,482	$263,117	39%	$1,023,824	$774,577	32%
The increases in net product revenues for the three and nine months ended September 30, 2022, as compared to the corresponding prior year periods, were primarily related to increases of 30% and 27%, respectively, in the number of units sold, and to a lesser extent 7% and 4% increases in the average net selling price of CABOMETYX for the three and nine months ended September 30, 2022, respectively, as compared to the corresponding prior year periods.

We project that our net product revenues may increase for the remainder of 2022, as compared to the corresponding prior year period, for similar reasons noted above.
We recognize product revenues net of discounts and allowances that are described in “Note 1. Organization and Summary of Significant Accounting Policies” to our “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2021 Form 10-K.
The increase in discounts and allowances for the three months ended September 30, 2022, as compared to the corresponding prior year period, was primarily the result of an increase in the dollar amount of chargebacks related to the government’s 340B Drug Pricing Program (the 340B Program), which mandates drug manufacturers offer discount drug pricing for certain eligible covered entities that meet 340B Program requirements. The increase in discounts and allowances for the nine months ended September 30, 2022, as compared to the corresponding prior year period, was primarily from higher utilization in the 340B Program.
Discounts and allowances as a percentage of gross revenues have increased over time as the number of patients participating in government programs, including the government-mandated 340B Program, as well as the discounts given and rebates paid to government payers, has also increased. We project this trend will continue and that our discounts and allowances as a percentage of gross revenues may increase during the remainder of 2022, as compared to the corresponding prior year period.
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
Milestone revenues, which are allocated between license revenues and collaboration services revenues, were $1.7 million and $28.5 million for the three and nine months ended September 30, 2022, respectively, as compared to $19.7 million and $33.1 million for the corresponding prior year periods. Milestone revenues by period included the following:
•For the nine months ended September 30, 2022, $25.8 million in revenues was recognized in connection with two regulatory milestones totaling $27.0 million upon the approval by the European Commission and Health Canada, of cabozantinib as a monotherapy for the treatment of adult patients with locally advanced or metastatic DTC, refractory or not eligible to RAI who have progressed during or after prior systemic therapy.
•For the three and nine months ended September 30, 2021, $18.8 million in revenues was recognized in connection with a $20.0 million milestone we achieved following Takeda’s first commercial sale in Japan of CABOMETYX in combination with OPDIVO for the treatment of patients with unresectable or metastatic RCC.
•For the nine months ended September 30, 2021, $11.9 million in revenues was recognized in connection with a $12.5 million regulatory milestone we determined was probable of achievement. The milestone was achieved in the third quarter of 2021 upon Ipsen’s submission of a variation application to the EMA for CABOMETYX as a treatment for patients with previously treated, RAI-refractory DTC.
Royalty revenues increased primarily as a result of increases in Ipsen’s net sales of cabozantinib outside of the U.S. and Japan. Ipsen royalties were $27.6 million and $79.7 million for the three and nine months ended September 30, 2022, respectively, as compared to $25.1 million and $70.4 million for the corresponding prior year periods. Ipsen’s net sales of cabozantinib have continued to grow since Ipsen’s commercial sale of CABOMETYX in the fourth quarter of 2016, primarily due to regulatory approvals in new territories, including regulatory approval in the EU for the combination therapy of CABOMETYX and OPDIVO received in March 2021. Royalty revenues for the three and nine months ended September 30, 2022 also included $2.7 million and $7.8 million, respectively, related to Takeda’s net sales of CABOMETYX, as compared to $2.0 million and $5.4 million for the corresponding prior year periods. Takeda royalty revenues have continued to grow since Takeda’s first commercial sale of CABOMETYX in Japan in 2020. As of September 30, 2022, CABOMETYX is approved and is commercially available in 62 countries outside the U.S.
Our share of profits on the U.S. commercialization of COTELLIC under our collaboration agreement with Genentech was $1.5 million and $5.3 million for the three and nine months ended September 30, 2022, respectively, as compared to $1.7 million and $5.7 million for the corresponding prior year periods. We also earned royalties on ex-U.S. net sales of

COTELLIC by Genentech of $1.5 million and $4.0 million for the three and nine months ended September 30, 2022, respectively, as compared to $1.6 million and $3.3 million for the corresponding prior year periods.
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
Development cost reimbursements were $13.1 million and $47.7 million for the three and nine months ended September 30, 2022, respectively, as compared to $17.5 million and $98.4 million for the corresponding prior year periods. The decrease in development cost reimbursements for the three months ended September 30, 2022, as compared to the corresponding prior year period, was primarily attributable to decreases in spending on the COSMIC-021 and COSMIC-312 studies, which was partially offset by an increase in spending on the CONTACT-02 study. The decrease in development cost reimbursements for the nine months ended September 30, 2022, as compared to the corresponding prior year period was primarily due to Ipsen’s decision to opt in and co-fund COSMIC-311 development costs in the second quarter of 2021, which included a cumulative catch up for Ipsen’s share of global development costs incurred since the beginning of the study. To a lesser extent, the decrease was attributable to decreases in spending on the COSMIC-021 and COSMIC-312 studies, which was partially offset by an increase in spending on the CONTACT-02 study.
Collaboration services revenues were reduced by $3.9 million and $11.9 million for the three and nine months ended September 30, 2022, respectively, as compared to $3.7 million and $10.5 million for the corresponding prior year periods, for the 3% royalty we are required to pay on the net sales by Ipsen and Takeda of any product incorporating cabozantinib. As royalty generating sales of cabozantinib by Ipsen and Takeda have increased as described above, our royalty payments have also increased.
We project our collaboration services revenues may decrease for the remainder of 2022, as compared to the corresponding prior year period, primarily as a result of decreased development cost reimbursements related to Ipsen’s opt-in and co-funding of COSMIC-311 and the related cumulative catch-up in development cost reimbursements recognized in 2021, for which no similar event is projected to occur in 2022.
Cost of Goods Sold
The cost of goods sold and our gross margin were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Cost of goods sold	$15,305	$11,874	29%	$41,989	$39,956	5%
Gross margin	96%	95%		96%	95%
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty payable on U.S. net sales of any product incorporating cabozantinib, as well as the cost of inventory sold, indirect labor costs, write-downs related to expiring, excess and obsolete inventory, and other third-party logistics costs. The increases in cost of goods sold for the three and nine months ended September 30, 2022, as compared to the corresponding prior year periods, were primarily due to an increase in royalties as a result of increased U.S. CABOMETYX sales, which were partially offset by lower period costs. We project our gross margin will not change significantly during the remainder of 2022.
Research and Development Expenses
We do not track fully burdened research and development expenses on a project-by-project basis. We group our research and development expenses into three categories: (1) development; (2) drug discovery; and (3) other. Our development group leads the development and implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds are being or may be studied in clinical trials. Our drug discovery group utilizes a variety of technologies, including in-licensed technologies, to enable the rapid discovery, optimization and extensive characterization of lead compounds and biotherapeutics in order to select development candidates with the best potential for further evaluation and advancement into clinical development.
Research and development expenses by category were as follows (in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Research and development expenses:
Development:
Clinical trial costs	$71,210	$55,376	29%	$190,996	$165,635	15%
Personnel expenses	33,262	26,918	24%	104,841	84,977	23%
Consulting and outside services	8,954	6,772	32%	24,300	18,707	30%
Other development costs(1)	(1,610)	18,690	-109%	19,462	33,508	-42%
Total development	111,816	107,756	4%	339,599	302,827	12%
Drug discovery:
License and other collaboration costs(2)	24,268	21,387	13%	67,077	73,291	-8%
Other drug discovery costs(3)	24,806	13,067	90%	64,246	36,078	78%
Total drug discovery	49,074	34,454	42%	131,323	109,369	20%
Stock-based compensation	16,438	11,487	43%	34,886	37,550	-7%
Other research and development(4)	21,509	9,673	122%	49,181	21,702	127%
Total research and development expenses	$198,837	$163,370	22%	$554,989	$471,448	18%
____________________
(1)    Primarily includes development milestone expenses related to our in-licensing collaboration agreements as well as other miscellaneous development costs.
(2)    Primarily includes upfront license fees, research funding commitments and other payments associated with our in-licensing collaboration programs in preclinical development stage.
(3)    Primarily includes personnel expenses, consulting and outside services and laboratory supplies.
(4)    Includes the allocation of general corporate costs to research and development services, and development cost reimbursements in connection with our collaboration arrangement with Roche executed in December 2019.

The increases in research and development expenses for the three and nine months ended September 30, 2022, as compared to the corresponding prior year periods, were primarily related to increases in personnel expenses, clinical trial costs, and consulting and outside services, which were partially offset by a decrease in other development costs. Clinical trial costs, which include services performed by third-party contract research organizations and other vendors who support our clinical trials, increased primarily due to higher costs associated with the various XL092 and XB002 studies, as well as the CONTACT-02 cabozantinib study, which were partially offset by decreases in costs associated with the COSMIC-313, COSMIC-021, and COSMIC-312 cabozantinib studies. Personnel expenses increased primarily due to an increase in headcount to support our expanding discovery and development organization. Consulting and outside services expenses increased primarily as a result of the continued growth in our discovery and research activities. The reduction in other development costs is primarily due to the reversal of a development milestone in the third quarter of 2022, which was recorded in the third quarter of 2021. The compound has not progressed as expected and therefore we are no longer able to predict when the milestone will occur. License and other collaboration costs increased for the three months ended September 30, 2022, as compared to the corresponding prior year period, primarily due to an increase in development milestone payments, which was partially offset by a decrease in upfront license fees from business activities. License and other collaboration costs decreased during the nine months ended September 30, 2022, as compared to the corresponding prior period, primarily due to lower upfront license fees from business development activities. Stock-based compensation expense increased for the three months ended September 30, 2022, as compared to the corresponding prior year period, primarily due to the impact of modifying certain stock-based compensation awards during the three months ended September 30, 2022, which was partially offset by lower stock-based compensation expense associated with the achievement of PSUs. Stock-based compensation expense decreased for the nine months ended September 30, 2022, as compared to the corresponding prior year period, primarily due to lower stock-based compensation expense associated with the achievement of PSUs.
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
We are expanding our oncology product pipeline through drug discovery efforts, which encompass both small molecule and biotherapeutics programs with multiple modalities and mechanisms of action, with the goal of identifying new product candidates to advance into clinical trials. We also continue to engage in business development initiatives aimed at acquiring and in-licensing promising oncology platforms and assets, with the goal of utilizing our established preclinical and clinical development infrastructure to further characterize and develop such platforms and assets.
We project our research and development expenses may increase for the remainder of 2022, as compared to the corresponding prior year period, primarily driven by our ongoing clinical evaluation of cabozantinib, the initiation of new clinical trials and expansion of ongoing clinical trials evaluating other product candidates in our pipeline, including STELLAR-303 and planned initiation of a second phase 3 pivotal trial for XL092, and also our current early-stage trials evaluating XL092, XB002, XL102 and XL114, as well as anticipated business development activities.
A discussion of the risks and uncertainties with respect to our research and development activities and the consequences to our business, financial position and growth prospects can be found in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Selling, general and administrative expenses	$94,084	$79,079	19%	$293,773	$243,300	21%
Stock-based compensation	20,899	22,479	-7%	46,832	$59,104	-21%
Total selling, general and administrative expenses	$114,983	$101,558	13%	$340,605	$302,404	13%
Selling, general and administrative expenses consist primarily of personnel expenses, stock-based compensation, marketing costs and certain other administrative costs.
The increases in selling, general and administrative expenses for the three and nine months ended September 30, 2022, as compared to the corresponding prior year periods, were primarily related to increases in personnel expenses, marketing costs, business technology initiatives, and rent and utilities expenses, partially offset by a decrease in stock-based compensation expense.
Personnel expenses increased primarily due to an increase in administrative headcount to support our commercial and research and development organizations. Marketing costs increased primarily due to increased spending in support of the commercialization of the combination therapy of CABOMETYX and OPDIVO for the treatment of advanced RCC. Business technology initiatives increased primarily to support productivity and efficiency in our organization. Rent and utilities expenses increased primarily related to the commencement of our Alameda built-to-suit lease in the second quarter of 2022. Stock-based compensation expense decreased primarily due to lower compensation expense associated with the achievement of PSUs and fewer stock options granted, which was partially offset by an increase in the number of RSUs granted.
We project our selling, general and administrative expenses may increase for the remainder of 2022, as compared to the corresponding prior year period primarily driven by our continuing commercial investment in CABOMETYX and the growth of the broader organization.
Non-operating Income
Non-operating income was as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Interest income	$9,498	$1,658	473%	$16,077	$6,231	158%
Other income (expense), net	(69)	(19)	263%	140	(120)	n/a
Non-operating income	$9,429	$1,639	475%	$16,217	$6,111	165%
The increases in non-operating income for the three and nine months ended September 30, 2022, as compared to the corresponding prior year periods, were primarily the result of increases in interest income due to higher interest rates and higher investment balances.
Provision for Income Taxes
The provision for income taxes were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Provision for income taxes	$18,832	$15,056	25%	$53,324	$40,236	33%
Effective tax rate	20.5%	28.3%		20.1%	22.8%
The effective tax rates for the three and nine months ended September 30, 2022, differed from the U.S. federal statutory rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options during the periods and the generation of federal tax credits, which were partially offset by state taxes.
The effective tax rates for the three and nine months ended September 30, 2021 differed from the U.S. federal statutory rate of 21% primarily due to non-deductible executive compensation, partially offset by excess tax benefits related to the exercise of certain stock options during the periods and the generation of federal tax credits.
Liquidity and Capital Resources
As of September 30, 2022, we had $2.1 billion in cash, cash equivalents, restricted cash equivalents and investments, as compared to $1.9 billion as of December 31, 2021. We anticipate that the aggregate of our current cash and cash equivalents, short-term investments available for operations, net product revenues and collaboration revenues will enable us to maintain our operations for a period of at least 12 months following the filing date of this report.
Our primary cash requirements for operating activities, which we project will increase for the remainder of 2022, as compared to the corresponding period in 2021, are for: employee related expenditures; costs related to our development and discovery programs; income tax payments; cash payments for inventory; royalty payments on our net product sales; and our leased facilities.
The Tax Cuts and Jobs Act, signed into law on December 22, 2017, modified the tax treatment of research and development expenditures beginning in 2022. In general, research and development expenditures are no longer deductible in the current period but instead must be amortized ratably over five years for domestic expenditures or 15 years for foreign expenditures. As a result, we anticipate a higher federal income tax liability in 2022 and have paid higher estimated federal taxes. We will realize a reduction of our federal income tax liability in future years as the capitalized research and development expenditures are amortized for tax purposes.

Our primary sources of operating cash are: cash collections from customers related to net product sales, which we project will increase for the remainder of 2022, as compared to the corresponding period in 2021; cash collections related to royalties earned from our commercial collaboration arrangements with Ipsen, Takeda and others and cash collections upon achievement of certain development, regulatory and commercial milestones; and cash collections for cost reimbursements under certain of our development programs. The timing of cash generated from commercial collaborations and cash payments required for in-licensing collaborations relative to upfront license fee payments, research funding commitments, cost reimbursements and other contingent payments such as development milestone payments may vary from period to period.
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
Letters of Credit
We have obtained standby letters of credit related to our lease obligations and certain other obligations with combined credit limits of $1.5 million and $16.7 million as of September 30, 2022 and December 31, 2021, respectively.
The standby letter of credit entered in January 2021, as a guarantee of our obligation to fund our portion of the tenant improvements related to our Alameda build-to-suit lease was terminated and the related collateral was returned in the third quarter of 2022, following the substantial completion of the building and the commencement of the lease.
Sources and Uses of Cash (in thousands):

	September 30, 2022	December 31, 2021	Percent Change
Working capital	$1,539,888	$1,497,157	3%
Cash, cash equivalents, restricted cash equivalents, and investments	$2,100,209	$1,854,908	13%
Working capital: The increase in working capital as of September 30, 2022, as compared to December 31, 2021, was primarily due to the favorable impacts to our net current assets resulting from our net income during the nine months ended September 30, 2022, which was partially offset by purchases of long-term investments and estimated tax payments made that are classified as long-term. In the future, our working capital may be impacted by one of these factors or other factors, the amounts and timing of which are variable.
Cash, cash equivalents, restricted cash equivalents and investments: Cash and cash equivalents primarily consist of cash deposits held at major banks, commercial paper and other securities with original maturities 90 days or less. Restricted cash equivalents and investments relate to our standby letter of credit agreements and are invested in short-term marketable securities. For additional information regarding our cash, cash equivalents, restricted cash equivalents and investments, see “Note 4. Cash and Investments,” in our “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The increase in cash, cash equivalents, restricted cash equivalents and investments at September 30, 2022, as compared to December 31, 2021, was primarily due to cash inflows generated by our operations, including collections of amounts due from customers, and collection of a $100.0 million milestone payment from Ipsen, partially offset by operating cash payments for employee-related expenditures, cash payments to support our development and discovery programs, cash payments for capital expenditures and lease payments.

Cash flow activities were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$288,920	$304,352
Net cash used in investing activities	$(278,632)	$(29,829)
Net cash provided by financing activities	$2,589	$3,193
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
Net cash provided by operating activities for the nine months ended September 30, 2022 decreased, as compared to the corresponding prior year period, primarily due to an increase in cash paid for certain operating expenses resulting in net unfavorable changes in operating assets and liabilities, which was partially offset by an increase in cash received on sales of our products and from our commercial collaboration arrangements, including collection of a $100.0 million milestone payment from Ipsen.
Investing Activities
The changes in cash flows from investing activities primarily relates to the timing of marketable securities investment activity and capital expenditures. Our capital expenditures primarily consist of investments to expand our operations and acquire assets that further support our research and development activities.
Net cash used in investing activities for the nine months ended September 30, 2022 increased, as compared to the corresponding prior year period, primarily due to a decrease in cash proceeds from maturities and sales of investments, and an increase in purchases of investments, which were partially offset by a decrease in capital expenditures.
Financing Activities
The changes in cash flows from financing activities primarily relate to proceeds from employee stock programs and taxes paid related to net share settlement of equity awards.
Net cash provided by financing activities for the nine months ended September 30, 2022 decreased, as compared to the corresponding prior year period, primarily due to an increase in withholding taxes remitted to the government related to net share settlements of equity awards, which was partially offset by an increase in proceeds received from the issuance of common stock under our equity incentive plans.
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
There were no material changes outside of the ordinary course of business in our contractual obligations as of September 30, 2022 from those disclosed in our Fiscal 2021 Form 10-K. For more information about our Build-to-Suit Lease, and our other contractual obligations see “Note 10. Commitments and contingencies” in “Notes to Condensed Consolidated Financial Statements” included in Part I, Item I of this Quarterly Report on Form 10-Q and see “Note 11. Commitments and contingencies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2021 Form 10-K.

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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2022, compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Fiscal 2021 Form 10-K.

Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks as of September 30, 2022 have not changed significantly from those described in Item 7A of our Fiscal 2021 Form 10-K.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
MSN I ANDA Litigation
In September 2019, we received a notice letter regarding an ANDA submitted to the FDA by MSN, requesting approval to market a generic version of CABOMETYX tablets. MSN’s initial notice letter included a Paragraph IV certification with respect to our U.S. Patents No. 8,877,776 (salt and polymorphic forms), 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, also referred to as the Orange Book, for CABOMETYX. MSN’s initial notice letter did not provide a Paragraph IV certification against U.S. Patents No. 7,579,473 (composition of matter) or 8,497,284 (methods of treatment), each of which is listed in the Orange Book. On October 29, 2019, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of U.S. Patent No. 8,877,776 arising from MSN’s ANDA filing with the FDA. On November 20, 2019, MSN filed its response to the complaint, alleging that the asserted claims of U.S. Patent No. 8,877,776 are invalid and not infringed. On May 5, 2020, we received notice from MSN that it had amended its ANDA to include additional Paragraph IV certifications. In particular, the May 5, 2020 amended ANDA requested approval to market a generic version of CABOMETYX tablets prior to expiration of two previously unasserted CABOMETYX patents: U.S. Patents No. 7,579,473 and 8,497,284. On May 11, 2020, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of U.S. Patents No. 7,579,473 and 8,497,284 arising from MSN’s amended ANDA filing with the FDA. Neither of our complaints have alleged infringement of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757. On May 22, 2020, MSN filed its response to the complaint, alleging that the asserted claims of U.S. Patents No. 7,579,473 and 8,497,284 are invalid and not infringed. On March 23, 2021, MSN filed its First Amended Answer and Counterclaims (amending its prior filing from May 22, 2020), seeking, among other things, a declaratory judgment that U.S. Patent No. 9,809,549 (salt and polymorphic forms) is invalid and would not be infringed by MSN if its generic version of CABOMETYX tablets were approved by the FDA. U.S. Patent No. 9,809,549 is not listed in the Orange Book. On April 7, 2021, we filed our response to MSN’s First Amended Answer and Counterclaims, denying, among other things, that U.S. Patent No. 9,809,549 is invalid or would not be infringed. The two lawsuits comprising the MSN I litigation, numbered Civil Action Nos. 19-02017 and 20-00633, were consolidated in April 2021.
On October 1, 2021, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to U.S. Patents No. 7,579,473 and 8,497,284, if those claims are not found to be invalid, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s ANDA product prior to the expiration of U.S. Patents No. 7,579,473 and 8,497,284 would also infringe certain claims of each patent, if those claims are not found to be invalid. Then, on October 12, 2021, pursuant to a separate stipulation between us and MSN, the Delaware District Court entered an order dismissing MSN’s counterclaims with respect to U.S. Patent No. 9,809,549. In our MSN I complaints, we are seeking, among other relief, an order that the effective date of any FDA approval of MSN’s ANDA be a date no earlier than the expiration of all of U.S. Patents No. 7,579,473, 8,497,284 and 8,877,776, the latest of which expires on October 8, 2030, and equitable relief enjoining MSN from infringing these patents. In an effort to streamline the case, the parties have narrowed their assertions. On April 8, 2022, MSN withdrew its validity challenge to U.S. Patent No. 8,877,776. On April 14, 2022, we agreed not to assert U.S. Patent No. 8,497,284 at trial and MSN has, correspondingly, agreed to withdraw its validity challenges to U.S. Patent No. 8,497,284, as well as claims 1-4 and 6-7 of U.S. Patent No. 7,579,473. As a result of this narrowing, the trial addressed two issues: (1) infringement of claim 1 of the U.S. Patent No. 8,877,776; and (2) validity of claim 5 of the U.S. Patent No. 7,579,473. A bench trial for MSN I occurred in May 2022, and a judgment is expected during the fourth quarter of 2022.
MSN II ANDA Litigation
On January 11, 2022, we received notice from MSN that it had further amended its ANDA to assert additional Paragraph IV certifications. In particular, the January 11, 2022 amended ANDA requested approval to market a generic version of CABOMETYX tablets prior to expiration of three previously-unasserted CABOMETYX patents that are now listed in the Orange Book: U.S. Patents No. 11,091,439 (crystalline salt forms), 11,091,440 (pharmaceutical composition) and 11,098,015 (methods of treatment). On February 23, 2022, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015 arising from MSN’s further amendment of its ANDA filing with the FDA. On February 25, 2022, MSN filed its response to the complaint, alleging that the asserted claims of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015 are invalid and not infringed. On June 7, 2022, we received notice from MSN that it had further amended its ANDA to assert an additional Paragraph IV certification. As currently amended, MSN’s ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of a previously-unasserted CABOMETYX patent that is now listed in the Orange Book: U.S. Patent No. 11,298,349 (pharmaceutical composition). On July 18, 2022, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of U.S. Patent No. 11,298,349 arising from MSN’s further amendment of its ANDA Filing with the FDA. On August 9, 2022, MSN filed its response to the complaint, alleging that the asserted claims of U.S. Patent No. 11,298,349 are invalid and not infringed. The two lawsuits comprising the MSN II litigation, numbered Civil Action Nos. 22-00228 and 22-00945, were consolidated in October 2022 and involve Exelixis patents that are different from those asserted in the MSN I litigation described above.
On June 21, 2022, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015, if those claims are not found to be invalid, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s ANDA product prior to the expiration of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015 would also infringe certain claims of each patent, if those claims are not found to be invalid. In our MSN II complaints, we are seeking, among other remedies, equitable relief enjoining MSN from infringing this patent, as well as an order that the effective date of any FDA approval of MSN’s ANDA would be a date no earlier than the expiration of all of U.S. Patents No. 11,091,439, 11,091,440, 11,098,015 and 11,298,349, the latest of which expires on February 10, 2032. A bench trial for MSN II has been scheduled for October 2023.
Teva ANDA Litigation
In May 2021, we received notice letters from Teva regarding an ANDA Teva submitted to the FDA, requesting approval to market a generic version of CABOMETYX tablets. Teva’s notice letters included a Paragraph IV certification with respect to our U.S. Patents No. 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Orange Book. Teva’s notice letters did not provide a Paragraph IV certification against any additional CABOMETYX patents. On June 17, 2021, we filed a complaint in the Delaware District Court for patent infringement against Teva, asserting infringement of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 arising from Teva’s ANDA filing with the FDA. On August 27, 2021, Teva filed its answer and counterclaims to the complaint, alleging that the asserted claims of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 are invalid and not infringed. On September 17, 2021, we filed an answer to Teva’s counterclaims. On July 29, 2022, we received notice from Teva that it had amended its ANDA to assert an additional Paragraph IV certification. As amended, Teva’s ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of a previously-unasserted CABOMETYX patent that is now listed in the Orange Book: U.S. Patent No. 11,298,349 (pharmaceutical composition). On September 2, 2022, we filed a complaint in the Delaware District Court for patent infringement against Teva, asserting infringement of U.S. Patent No. 11,298,349 arising from Teva’s amended ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA be a date no earlier than the expiration of all of U.S. Patents No. 9,724,342, 10,034,873, 10,039,757 and 11,298,349, the latest of which expires on July 9, 2033, and equitable relief enjoining Teva from infringing these patents. On September 30, 2022, the parties filed a stipulation to consolidate the two lawsuits, numbered Civil Action Nos. 21-00871 and 22-01168, and to stay all proceedings, which was granted by the Delaware District Court on October 3, 2022. Following a similar order granted by the Delaware District Court on February 9, 2022 to stay all proceedings with respect to Civil Action No. 21-00871, this case remained administratively closed, and Civil Action No. 22-01168 was administratively closed on October 3, 2022.
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
In addition, there have been, and may in the future be, initiatives at both the federal and state level that could significantly modify the terms and scope of government-provided health insurance coverage, ranging from establishing a single-payer, national health insurance system to more limited “buy-in” options to existing public health insurance programs, each of which could have a significant impact on the healthcare industry. Although such attempts to reform the U.S. healthcare system have not significantly impacted our business to date, it is possible that additional legislative, executive and judicial activities in the future could have a material adverse impact on our business, financial condition and results of operations.

Furthermore, because we participate in the 340B Program to sell a portion of our marketed products, changes in the administration of the program could have a material adverse impact on our revenues. Some manufacturers are currently involved in ongoing litigation regarding the legality of contract pharmacy arrangements under the 340B Program, which may affect the way in which manufacturers are required to extend discounts to covered entities through contract pharmacies. Effective July 2022, we implemented a 340B Program “integrity initiative,” pursuant to which we request all hospital covered entities (i.e., hospitals that participate in the 340B Program) to provide claims-level data for CABOMETYX and COMETRIQ dispensed by contract pharmacies. A covered entity that elects not to provide this limited claims data and that does not have an in-house pharmacy may designate a single contract pharmacy location within our authorized specialty pharmacy network. We believe this initiative will provide much-needed transparency and promote compliance with program requirements, and at the same time, should not restrict patient access to our medicines. The U.S. Department of Health and Human Services (HHS) has notified us that it is reviewing our policy, and we have responded to HHS’ request for information. Since 2021, numerous manufacturers that previously implemented similar contract pharmacy integrity programs have received enforcement letters from HHS stating that those manufacturers’ actions restricted contract pharmacy transactions in violation of the 340B Program statute, which may subject them to repayment of overcharges and civil monetary penalties. As mentioned above, certain of these manufacturers are now in litigation with the government over the legality of these programs, and depending on the outcome of such litigation, we may be required to modify or suspend our 340B Program integrity initiative program. Further, it is possible that HHS could seek to implement administrative proceedings to recover overcharges and/or impose civil monetary penalties against us regarding our 340B Program integrity initiative. If such proceedings were implemented against us, a negative ruling could have a material adverse effect on our business, financial condition and results of operations. Due to general uncertainty with respect to this litigation and in the current regulatory and healthcare policy environment, and specifically regarding positions that the Biden Administration may take with respect to these issues, we are unable to predict the impact of any legislative, regulatory, third-party payer or policy actions, including potential cost containment and healthcare reform measures. If enacted, we and any third parties we may engage may be unable to adapt to any changes implemented as a result of such measures, and we may have difficulties in maintaining or increasing profitability or otherwise experience a material adverse impact on our business, financial condition and results of operations.
Pricing for pharmaceutical products in the U.S. has come under increasing attention and scrutiny by federal and state governments, legislative bodies and enforcement agencies. Initiatives arising from this scrutiny may result in changes that have the effect of reducing our revenue or harming our business or reputation.
There continue to be U.S. Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as executive orders, designed to, among other things: reduce or limit the prices of drugs and make them more affordable for patients (including, for example, by tying drug prices to the prices of drugs in other countries); reform the structure and financing of Medicare Part D pharmaceutical benefits; implement additional data collection and transparency reporting regarding drug pricing, rebates, fees and other remuneration provided by drug manufacturers; enable the government to negotiate prices under Medicare; revise rules associated with the calculation of average manufacturer price and best price under Medicaid; eliminate the Anti-Kickback Statute (AKS) discount safe harbor protection for manufacturer rebate arrangements with Medicare Part D plan sponsors; create new AKS safe harbors applicable to certain point-of-sale discounts to patients and fixed fee administrative fee payment arrangements with pharmacy benefit managers; and revise the rebate methodology under the Medicaid Drug Rebate Program. For instance in August 2022, President Biden signed the Inflation Reduction Act, which among other things: allows for the Centers for Medicare and Medicaid Services (CMS) to impose price controls for certain single-source drugs and biotherapeutics reimbursed under Medicare Part B and Part D; subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the government-imposed “maximum fair price” under the law and imposes additional rebates for price increases that exceed inflation; and redesigns the funding and benefit structure of the Medicare Part D program, potentially increasing manufacturer liability while capping annual out-of-pocket drug expenses for Medicare beneficiaries. These provisions will take effect incrementally starting in 2023 and may be subject to various legal challenges. Although public rulemaking and related agency guidance for the Inflation Reduction Act has yet to be issued and it is uncertain what impact the Inflation Reduction Act will ultimately have upon our business, over time the Inflation Reduction Act could reduce the revenues we are able to collect from sales of our products and increase our government discount and rebate liabilities. In addition, we cannot know the final form or timing of any other legislative, regulatory and/or administrative measures, and some of these pending and enacted legislative proposals or executive rulemaking, if implemented without successful legal challenges, would likely have a significant and far-reaching impact on the biopharmaceutical industry and therefore also likely have a material adverse impact on our business, financial condition and results of operations.

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
To help patients afford our products, we have a patient assistance program and also occasionally make donations to independent charitable foundations that help financially needy patients. These types of programs designed to assist patients with affording pharmaceuticals have become the subject of Congressional interest and enhanced government scrutiny. The HHS Office of Inspector General established guidelines permitting pharmaceutical manufacturers to make donations to charitable organizations that provide co-pay assistance to Medicare patients, provided that manufacturers meet certain specified compliance requirements. In the event we make such donations but are found not to have complied with these guidelines and other laws or regulations respecting the operation of these programs, we could be subject to significant damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. Moreover, in December 2020, the CMS finalized changes to Medicaid Drug Rebate Program pricing calculations regarding the provision of co-payment assistance to patients that may be impacted by private insurer accumulator programs. The portion of this rule dealing with manufacturer co-payment assistance (and related support programs) was struck down by the U.S. District Court for the District of Columbia in May 2022 (and the deadline for an appeal has lapsed). Consequently, while this rule has been vacated, it is also possible that CMS could issue new rulemaking or guidance on this topic that would affect the amount of rebates owed under the Medicaid program or otherwise limit our ability to support our patient co-pay assistance program. We also rely on a third-party hub provider and exercise oversight to monitor patient assistance program activities. Hub providers are generally hired by manufacturers to assist patients with insurance coverage, financial assistance and treatment support after the patients receive a prescription from their healthcare professional. For manufacturers of specialty pharmaceuticals (including our marketed products), the ability to have a single point of contact for their therapies helps ensure efficient medication distribution to patients. Accordingly, our hub activities are also subject to scrutiny and may create risk for us if not conducted appropriately. A variety of entities, including independent charitable foundations and pharmaceutical manufacturers, but not including our company, have received subpoenas from the U.S. Department of Justice (DOJ) and other enforcement authorities seeking information related to their patient assistance programs and support, and certain of these entities have entered into costly civil settlement agreements with DOJ and other enforcement authorities that include requirements to maintain complex corporate integrity agreements that impose significant reporting and other requirements. Should we or our hub providers receive a subpoena or other process, regardless of whether we are ultimately found to have complied with the regulations governing patient assistance programs, this type of government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
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
Although we reported net income of $73.2 million and $212.5 million for the three and nine months ended September 30, 2022, respectively, and $231.1 million for the fiscal year ended December 31, 2021, we may not be able to maintain or increase profitability on a quarterly or annual basis, and we are unable to predict the extent of future profits or losses. The amount of our net profits or losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the U.S.; our achievement of development, regulatory and commercial milestones, if any, under our collaboration agreements; the amount of royalties from sales of CABOMETYX and COMETRIQ outside of the U.S. under our collaboration agreements; other collaboration revenues; and the level of our expenses, including those associated with our extensive drug discovery, clinical development and business development activities, both for the cabozantinib franchise and our other product candidates, as well as our general business expansion plans. Our expected future expenses in particular may also be increased by inflationary pressures, whether resulting from the effects of the ongoing Russo-Ukrainian War or the COVID-19 pandemic or otherwise, which could increase the costs of outside services, labor, raw materials and finished drug product. We expect to continue to spend substantial amounts to fund the continued development of the cabozantinib franchise for additional indications and of our other product candidates, as well as the commercialization of our approved products. In addition, we intend to continue to expand our oncology product pipeline through our drug discovery efforts, including research collaborations, in-licensing arrangements and other strategic transactions that align with our oncology drug development, regulatory and commercial expertise, which efforts could involve substantial costs. To offset these costs in the future, we will need to generate substantial revenues. If these costs exceed our current expectations, or we fail to achieve anticipated revenue targets, the market value of our common stock may decline.
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
We have experienced and expect to continue to experience growth in the number of our employees and in the scope of our operations, in particular as we continue to expand the cabozantinib franchise into new indications and grow our pipeline of product candidates. This growth places significant demands on our management and resources, and our current and planned personnel and operating practices may not be adequate to support our growth. To effectively manage our growth, we must continue to improve existing, and implement new, facilities, operational and financial systems, and procedures and controls, as well as expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies or control deficiencies. We continue to increase our management personnel to oversee our expanding operations, and recruiting and retaining qualified individuals is difficult. If we are unable to manage our growth effectively, or we are unsuccessful in recruiting qualified management personnel, there could be a material adverse impact on our business, financial condition and results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Restated Certificate of Incorporation of Exelixis, Inc.	10-Q	000-30235	3.1	8/5/2021
3.2	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	3/3/2021
10.1	Cash Compensation Information for Non-Employee Directors					X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

‡	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIXIS, INC.

November 1, 2022	By:	/s/ Christopher J. Senner
Date		Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)