Form 10-Q
period 2023-06-30
EXELIXIS, INC.
filed 2023-08-01
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-30235

EXELIXIS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3257395
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1851 Harbor Bay Parkway
Alameda, CA 94502
(650) 837-7000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 Par Value per Share	EXEL	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).    Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☒
As of July 24, 2023, there were 318,380,785 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$464,480	$501,195
Short-term investments	802,335	807,273
Trade receivables, net	232,818	214,784
Inventory	28,635	33,299
Prepaid expenses and other current assets	62,259	62,211
Total current assets	1,590,527	1,618,762
Long-term investments	838,615	756,731
Property and equipment, net	115,004	110,624
Deferred tax assets, net	231,115	231,110
Goodwill	63,684	63,684
Right-of-use assets and other	303,523	290,578
Total assets	$3,142,468	$3,071,489
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,994	$32,667
Accrued compensation and benefits	68,213	77,158
Accrued clinical trial liabilities	59,260	65,072
Rebates and fees due to customers	52,486	50,350
Accrued collaboration liabilities	22,960	20,188
Other current liabilities	110,704	78,924
Total current liabilities	339,617	324,359
Long-term portion of deferred revenues	6,724	6,582
Long-term portion of operating lease liabilities	194,694	190,170
Other long-term liabilities	73,495	61,951
Total liabilities	614,530	583,062
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000 shares authorized; issued and outstanding: 320,253 and 323,951 at June 30, 2023, and December 31, 2022, respectively	320	324
Additional paid-in capital	2,530,869	2,536,849
Accumulated other comprehensive loss	(14,437)	(14,521)
Retained earnings (Accumulated deficit)	11,186	(34,225)
Total stockholders' equity	2,527,938	2,488,427
Total liabilities and stockholders' equity	$3,142,468	$3,071,489
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Net product revenues	$409,646	$347,044	$773,046	$657,342
License revenues	52,747	57,526	91,039	89,593
Collaboration services revenues	7,455	14,857	14,551	28,472
Total revenues	469,848	419,427	878,636	775,407
Operating expenses:
Cost of goods sold	17,705	13,481	32,020	26,684
Research and development	232,570	199,481	466,816	356,152
Selling, general and administrative	141,723	122,759	273,120	225,622
Total operating expenses	391,998	335,721	771,956	608,458
Income from operations	77,850	83,706	106,680	166,949
Interest income	22,541	4,757	42,043	6,579
Other income (expense), net	(5)	45	(59)	209
Income before income taxes	100,386	88,508	148,664	173,737
Provision for income taxes	19,208	17,836	27,458	34,492
Net income	$81,178	$70,672	$121,206	$139,245
Net income per share:
Basic	$0.25	$0.22	$0.37	$0.43
Diluted	$0.25	$0.22	$0.37	$0.43
Weighted-average common shares outstanding:
Basic	324,205	321,117	324,312	320,349
Diluted	327,305	324,904	326,792	324,096
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$81,178	$70,672	$121,206	$139,245
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale debt securities, net of tax impact of $1,512, $639, $5 and $2,295, respectively	(5,148)	(2,252)	84	(8,159)
Comprehensive income	$76,030	$68,420	$121,290	$131,086
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2023	324,985	$325	$2,558,297	$(9,289)	$5,803	$2,555,136
Net income	—	—	—	—	81,178	81,178
Other comprehensive loss	—	—	—	(5,148)	—	(5,148)
Issuance of common stock under equity incentive and stock purchase plans	1,876	2	10,245	—	—	10,247
Stock transactions associated with taxes withheld on equity awards	—	—	(10,822)	—	—	(10,822)
Repurchases of common stock	(6,608)	(7)	(52,012)	—	(75,795)	(127,814)
Stock-based compensation	—	—	25,161	—	—	25,161
Balance at June 30, 2023	320,253	$320	$2,530,869	$(14,437)	$11,186	$2,527,938

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2022	320,268	$320	$2,448,130	$(6,665)	$(147,934)	$2,293,851
Net income	—	—	—	—	70,672	70,672
Other comprehensive loss	—	—	—	(2,252)	—	(2,252)
Issuance of common stock under equity incentive and stock purchase plans	1,532	2	10,317	—	—	10,319
Stock transactions associated with taxes withheld on equity awards	—	—	(6,225)	—	—	(6,225)
Stock-based compensation	—	—	24,895	—	—	24,895
Balance at June 30, 2022	321,800	$322	$2,477,117	$(8,917)	$(77,262)	$2,391,260
Continued on next page

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	323,951	$324	$2,536,849	$(14,521)	$(34,225)	$2,488,427
Net income	—	—	—	—	121,206	121,206
Other comprehensive income	—	—	—	84	—	84
Issuance of common stock under equity incentive and stock purchase plans	2,910	3	17,324	—	—	17,327
Stock transactions associated with taxes withheld on equity awards	—	—	(13,345)	—	—	(13,345)
Repurchases of common stock	(6,608)	(7)	(52,012)	—	(75,795)	(127,814)
Stock-based compensation	—	—	42,053	—	—	42,053
Balance at June 30, 2023	320,253	$320	$2,530,869	$(14,437)	$11,186	$2,527,938

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	318,842	$319	$2,427,561	$(758)	$(216,507)	$2,210,615
Net income	—	—	—	—	139,245	139,245
Other comprehensive loss	—	—	—	(8,159)	—	(8,159)
Issuance of common stock under equity incentive and stock purchase plans	2,958	3	15,829	—	—	15,832
Stock transactions associated with taxes withheld on equity awards	—	—	(11,185)	—	—	(11,185)
Stock-based compensation	—	—	44,912	—	—	44,912
Balance at June 30, 2022	321,800	$322	$2,477,117	$(8,917)	$(77,262)	$2,391,260
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Net income	$121,206	$139,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,895	9,266
Stock-based compensation	41,561	44,381
Non-cash lease expense	13,980	6,443
Acquired in-process research and development technology	37,500	1,500
Other, net	(8,176)	2,859
Changes in operating assets and liabilities:
Trade receivables, net	(18,317)	46,693
Inventory	(12,815)	(8,322)
Prepaid expenses and other assets	8,548	(26,025)
Deferred revenue	(545)	(1,831)
Accrued collaboration liabilities	3,272	(53,263)
Accounts payable and other liabilities	6,277	17,903
Net cash provided by operating activities	205,386	178,849
Cash flows from investing activities:
Purchases of property, equipment and other	(17,961)	(12,946)
Acquired in-process research and development technology	(38,000)	(5,000)
Purchases of investments	(641,328)	(692,091)
Proceeds from maturities and sales of investments	573,912	500,356
Net cash used in investing activities	(123,377)	(209,681)
Cash flows from financing activities:
Payments for repurchases of common stock	(124,239)	—
Proceeds from issuance of common stock under equity incentive and stock purchase plans	17,422	15,791
Taxes paid related to net share settlement of equity awards	(13,389)	(11,164)
Net cash provided by (used in) financing activities	(120,206)	4,627
Net decrease in cash and cash equivalents	(38,197)	(26,205)
Cash and cash equivalents at beginning of period	502,677	663,891
Cash and cash equivalents at end of period	$464,480	$637,686
Supplemental cash flow disclosures:
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$13,584	$120,363
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
Sales related to cabozantinib account for the majority of our revenues. Cabozantinib is an inhibitor of multiple tyrosine kinases including MET, AXL, VEGF receptors and RET and has been approved by the U.S. Food and Drug Administration (FDA) and in 69 other countries as of the date of this Quarterly Report on Form 10-Q: as CABOMETYX® (cabozantinib) tablets for advanced renal cell carcinoma (both alone and in combination with Bristol-Myers Squibb Company’s OPDIVO® (nivolumab)), for previously treated hepatocellular carcinoma and for previously treated, radioactive iodine-refractory differentiated thyroid cancer; and as COMETRIQ® (cabozantinib) capsules for progressive, metastatic medullary thyroid cancer. For physicians treating these types of cancer, cabozantinib has become or is becoming an important medicine in their selection of effective therapies.
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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Exelixis and those of our wholly owned subsidiaries. These entities’ functional currency is the U.S. dollar. All intercompany balances and transactions have been eliminated.
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial statements for the periods presented have been included. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future period. The accompanying Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2022, included in Part II, Item 8 of our Annual Report on Form 10-K, filed with the SEC on February 7, 2023 (Fiscal 2022 Form 10-K).
We have adopted a 52- or 53-week fiscal year policy that ends on the Friday closest to December 31st. Fiscal year 2023, which is a 52-week fiscal year, will end on December 29, 2023 and fiscal year 2022, which was a 52-week fiscal year, ended on December 30, 2022. For convenience, references in this report as of and for the fiscal periods ended July 1, 2022, and as of and for the fiscal years ending December 29, 2023 and ended December 30, 2022 are indicated as being as of and for the periods ended June 30, 2022, and the years ending December 31, 2023 and ended December 31, 2022, respectively.

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
Significant Accounting Policies
There have been no material changes to our significant accounting policies during the six months ended June 30, 2023, as compared to the significant accounting policies disclosed in “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2022 Form 10-K.
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

NOTE 2. REVENUES
Revenues consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenues:
Gross product revenues	$563,173	$483,073	$1,084,495	$931,310
Discounts and allowances	(153,527)	(136,029)	(311,449)	(273,968)
Net product revenues	409,646	347,044	773,046	657,342
Collaboration revenues:
License revenues	52,747	57,526	91,039	89,593
Collaboration services revenues	7,455	14,857	14,551	28,472
Total collaboration revenues	60,202	72,383	105,590	118,065
Total revenues	$469,848	$419,427	$878,636	$775,407
The percentage of total revenues by customer who individually accounted for 10% or more of our total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Affiliates of CVS Health Corporation	17%	16%	17%	16%
Affiliates of McKesson Corporation	16%	16%	16%	17%
Affiliates of AmerisourceBergen Corporation	16%	15%	16%	16%
Accredo Health, Incorporated	12%	10%	12%	9%
Ipsen Pharma SAS	8%	15%	8%	12%
The percentage of trade receivables by customer who individually accounted for 10% or more of our trade receivables were as follows:

	June 30, 2023	December 31, 2022
Ipsen Pharma SAS	19%	20%
Affiliates of McKesson Corporation	18%	22%
Affiliates of AmerisourceBergen Corporation	17%	18%
Affiliates of CVS Health Corporation	15%	18%
Cardinal Health, Inc.	10%	11%
Revenues by geographic region were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
U.S.	$416,043	$349,615	$783,484	$663,680
Europe	36,731	62,240	70,265	96,767
Japan	17,074	7,572	24,887	14,960
Total revenues	$469,848	$419,427	$878,636	$775,407
Total revenues include net product revenues attributed to geographic regions based on the ship-to location and license and collaboration services revenues attributed to geographic regions based on the location of our collaboration partners’ headquarters.

Net product revenues and license revenues are recorded in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. License revenues include the recognition of the portion of milestone payments allocated to the transfer of intellectual property licenses for which it had become probable in the current period that the milestone would be achieved and a significant reversal of revenues would not occur, as well as royalty revenues and our share of profits under our collaboration agreement with Genentech. Collaboration services revenues are recorded in accordance with ASC Topic 808, Collaborative Arrangements. Collaboration services revenues include the recognition of deferred revenues for the portion of upfront and milestone payments allocated to our research and development services performance obligations, development cost reimbursements earned under our collaboration agreements, product supply revenues, net of product supply costs and the royalties we pay on sales of products containing cabozantinib by our collaboration partners.
Net product revenues by product were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
CABOMETYX	$403,292	$339,159	$765,065	$641,971
COMETRIQ	6,354	7,885	7,981	15,371
Net product revenues	$409,646	$347,044	$773,046	$657,342
Product Sales Discounts and Allowances
The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Chargebacks, Discounts for Prompt Payment and Other	Other Customer Credits/Fees and Co-pay Assistance	Rebates	Total
Balance at December 31, 2022	$26,881	$14,924	$35,426	$77,231
Provision related to sales made in:
Current period	197,777	27,990	88,998	314,765
Prior periods	311	(1,113)	(2,514)	(3,316)
Payments and customer credits issued	(204,736)	(27,119)	(84,106)	(315,961)
Balance at June 30, 2023	$20,233	$14,682	$37,804	$72,719
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

Contract assets and liabilities were as follows (in thousands):

	June 30, 2023	December 31, 2022
Contract assets (1)	$1,256	$1,659

Contract liabilities:
Current portion (2)	$6,801	$7,488
Long-term portion (3)	6,724	6,582
Total contract liabilities	$13,525	$14,070
____________________
(1) Presented in other long-term assets in the accompanying Condensed Consolidated Balance Sheets.
(2) Presented in other current liabilities in the accompanying Condensed Consolidated Balance Sheets.
(3) Presented in the long-term portion of deferred revenues in the accompanying Condensed Consolidated Balance Sheets.
During the six months ended June 30, 2023 and 2022, we recognized $3.6 million and $4.5 million, respectively, in revenues that were included in the beginning deferred revenues balance for those periods.
During the three and six months ended June 30, 2023, we recognized $53.9 million and $91.9 million, respectively, in revenues for performance obligations satisfied in previous periods, as compared to $59.4 million and $91.1 million for the corresponding prior year periods. Such revenues were primarily related to royalty payments allocated to our license performance obligations for our collaborations with Ipsen, Takeda, Daiichi Sankyo and Genentech and the recognition of license revenues for the achievement of certain milestones allocated to the license performance obligations for our collaborations with Ipsen and Takeda.
As of June 30, 2023, $66.3 million of the combined transaction prices for our Ipsen and Takeda collaborations were allocated to research and development services performance obligations that had not yet been satisfied. See “Note 3. Collaboration Agreements and Business Development Activities” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal  2022 Form 10-K for additional information about the expected timing to satisfy these performance obligations.
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

Revenues under the collaboration and license agreement, as amended, with Ipsen were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
License revenues	$34,018	$51,168	$63,830	$75,782
Collaboration services revenues	2,713	11,072	6,435	20,985
Total collaboration revenues	$36,731	$62,240	$70,265	$96,767
As of June 30, 2023, $32.8 million of the transaction price for this collaboration and license agreement, as amended, was allocated to our research and development services performance obligation that has not yet been satisfied.
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
Revenues under the collaboration and license agreement, as amended, with Takeda were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
License revenues	$11,362	$2,700	$14,211	$5,065
Collaboration services revenues	4,742	3,785	8,116	7,487
Total collaboration revenues	$16,104	$6,485	$22,327	$12,552
During the three and six months ended June 30, 2023, we recognized $9.8 million in revenues in connection with a commercial milestone of $11.0 million from Takeda upon their achievement of $150.0 million of cumulative net sales of cabozantinib in Japan.
As of June 30, 2023, $33.4 million of the transaction price for this collaboration and license agreement, as amended, was allocated to our research and development services performance obligations that have not yet been satisfied.
Royalty Pharma
In October 2002, we established a product development and commercialization collaboration agreement with GlaxoSmithKline (GSK), that required us to pay a 3% royalty to GSK on the worldwide net sales of any product incorporating cabozantinib sold by us and our collaboration partners. Effective January 1, 2021, Royalty Pharma plc (Royalty Pharma) acquired from GSK all rights, title and interest in royalties on net product sales containing cabozantinib for non-U.S. markets for the full term of the royalty and for the U.S. market through September 2026, after which time U.S. royalties will revert back to GSK. Royalty fees earned by Royalty Pharma in connection with our sales of cabozantinib are included in cost of goods sold and as a reduction of collaboration services revenues for sales by our collaboration partners. Such royalty fees earned by Royalty Pharma were $17.3 million and $32.6 million during the three and six months ended June 30, 2023, respectively, as compared to $14.6 million and $27.7 million for the corresponding prior year periods.
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
During the three and six months ended June 30, 2023, we recognized $16.9 million and $61.6 million, respectively, within research and development expenses on the Condensed Consolidated Statements of Income, primarily related to development milestones, research and development funding and other fees.
As of June 30, 2023, in conjunction with these collaborative in-licensing arrangements we are subject to potential future development milestones of up to $634.1 million, regulatory milestones of up to $625.4 million and commercial milestones of up to $3.1 billion, each in the aggregate per product or target, as well as royalties on future net sales of products.
NOTE 4. CASH AND INVESTMENTS
Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments consisted of the following (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$646,523	$—	$—	$646,523
Corporate bonds	828,044	174	(12,050)	816,168
U.S. Treasury and government-sponsored enterprises	413,747	9	(6,359)	407,397
Municipal bonds	11,140	—	(140)	11,000
Total debt securities available-for-sale	1,899,454	183	(18,549)	1,881,088
Money market funds	124,270	—	—	124,270
Certificates of deposit	100,072	—	—	100,072
Total cash, cash equivalents and investments	$2,123,796	$183	$(18,549)	$2,105,430

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$722,018	$—	$—	$722,018
Corporate bonds	810,439	541	(13,132)	797,848
U.S. Treasury and government-sponsored enterprises	338,218	48	(5,679)	332,587
Municipal bonds	16,385	—	(223)	16,162
Total debt securities available-for-sale	1,887,060	589	(19,034)	1,868,615
Cash	41	—	—	41
Money market funds	94,344	—	—	94,344
Certificates of deposit	103,681	—	—	103,681
Total cash, cash equivalents and investments	$2,085,126	$589	$(19,034)	$2,066,681
As of December 31, 2022, $1.5 million in certificates of deposit were used to collateralize letters of credit agreements and were classified as other long-term assets based upon the remaining term of the underlying restriction. As of June 30, 2023, there are no restrictions on cash, cash equivalents or investments.

Interest receivable was $11.4 million and $7.3 million as of June 30, 2023 and December 31, 2022, respectively, and is included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Realized gains and losses on the sales of investments were immaterial during the three and six months ended June 30, 2023 and 2022.
We manage credit risk associated with our investment portfolio through our investment policy, which limits purchases to high-quality issuers and the amount of our portfolio that can be invested in a single issuer. The fair value and gross unrealized losses on debt securities available-for-sale in an unrealized loss position were as follows (in thousands):

	June 30, 2023
	Fair Value	Gross Unrealized Losses
Corporate bonds	$761,913	$(12,050)
U.S. Treasury and government-sponsored enterprises	404,405	(6,359)
Municipal bonds	8,645	(140)
Total	$1,174,963	$(18,549)

	December 31, 2022
	Fair Value	Gross Unrealized Losses
Corporate bonds	$706,711	$(13,132)
U.S. Treasury and government-sponsored enterprises	308,307	(5,679)
Municipal bonds	15,792	(223)
Total	$1,030,810	$(19,034)
There were 330 and 285 debt securities available-for-sale in an unrealized loss position as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, all securities had been in an unrealized loss position for less than twelve months except for 97 debt securities available-for-sale with an aggregate fair value of $325.5 million and an aggregate $7.1 million unrealized loss. As of December 31, 2022, all securities had been in an unrealized loss position for less than twelve months except for 81 debt securities available-for-sale with an aggregate fair value of $237.6 million and an aggregate $6.1 million unrealized loss. During the six months ended June 30, 2023, we did not record an allowance for credit losses or other impairment charges on our investment securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. Based on the scheduled maturities of our investments, we determined that it was more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The fair values of debt securities available-for-sale by contractual maturity were as follows (in thousands):

	June 30, 2023	December 31, 2022
Maturing in one year or less	$1,042,473	$1,114,884
Maturing after one year through five years	838,615	753,731
Total debt securities available-for-sale	$1,881,088	$1,868,615
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
The classifications within the fair value hierarchy of our financial assets that were measured and recorded at fair value on a recurring basis were as follows (in thousands):

	June 30, 2023
	Level 1	Level 2	Total
Commercial paper	$—	$646,523	$646,523
Corporate bonds	—	816,168	816,168
U.S. Treasury and government-sponsored enterprises	—	407,397	407,397
Municipal bonds	—	11,000	11,000
Total debt securities available-for-sale	—	1,881,088	1,881,088
Money market funds	124,270	—	124,270
Certificates of deposit	—	100,072	100,072
Total financial assets carried at fair value	$124,270	$1,981,160	$2,105,430

	December 31, 2022
	Level 1	Level 2	Total
Commercial paper	$—	$722,018	$722,018
Corporate bonds	—	797,848	797,848
U.S. Treasury and government-sponsored enterprises	—	332,587	332,587
Municipal bonds	—	16,162	16,162
Total debt securities available-for-sale	—	1,868,615	1,868,615
Money market funds	94,344	—	94,344
Certificates of deposit	—	103,681	103,681
Total financial assets carried at fair value	$94,344	$1,972,296	$2,066,640
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
As of June 30, 2023, we had one forward contract outstanding to sell €4.5 million. The forward contract with a maturity of three months is recorded at fair value and is included in other current liabilities in the accompanying Condensed Consolidated Balance Sheets. The unrealized loss on the forward contract is immaterial as of June 30, 2023. The forward contract is considered a Level 2 in the fair value hierarchy of our fair value measurements. The net realized gains we recognized on the maturity of forward contracts were immaterial for the three and six months ended June 30, 2023 and 2022. Realized and unrealized gains and losses on our forward contracts are included in other income (expense), net on our Condensed Consolidated Statements of Income.

NOTE 6. INVENTORY
Inventory consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$8,875	$8,077
Work in process	51,993	43,564
Finished goods	14,715	10,635
Total	$75,583	$62,276

Balance Sheet classification:
Current portion included in inventory	$28,635	$33,299
Long-term portion included in other long-term assets	46,948	28,977
Total	$75,583	$62,276
NOTE 7. STOCKHOLDERS’ EQUITY
Stock-based Compensation
We have several equity incentive plans under which we granted stock options and restricted stock units (RSUs), including performance-based restricted stock units (PSUs), to employees and directors. As of June 30, 2023, 27,115,890 shares were available for grant under the Exelixis, Inc. 2017 Equity Incentive Plan (as amended and restated, the 2017 Plan). The share reserve is reduced by 1 share for each share issued pursuant to a stock option and 2 shares for full value awards, including RSUs and PSUs.
We allocated the stock-based compensation expense for our equity incentive plans and our Employee Stock Purchase Plan (ESPP) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$9,589	$9,549	$12,841	$18,448
Selling, general and administrative	15,311	15,073	28,720	25,933
Total stock-based compensation expense	$24,900	$24,622	$41,561	$44,381
Stock-based compensation expense for each type of award under our equity incentive plans and ESPP were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$1,877	$3,493	$4,084	$7,171
Restricted stock units	19,757	18,928	32,364	32,001
Performance stock units	1,872	1,581	2,666	3,290
ESPP	1,394	620	2,447	1,919
Total stock-based compensation expense	$24,900	$24,622	$41,561	$44,381
During the six months ended June 30, 2023, we granted 197,233 stock options with a weighted average exercise price of $19.33 per share and a weighted average grant date fair value of $9.06 per share. Stock options granted during the six months ended June 30, 2023 have vesting conditions and contractual lives of a similar nature to those described in “Note 8. Employee Benefit Plans” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2022 Form 10-K. As of June 30, 2023, there were 9,573,036 stock options outstanding and $12.7 million of related unrecognized compensation expense.

In April 2023, we awarded to certain employees an aggregate of 849,866 RSUs (the target amount) that are subject to a total shareholder return (TSR) market condition (the 2023 TSR-based RSUs). The TSR market condition is based on our relative TSR percentile rank compared to companies in the NASDAQ Biotechnology Index during the performance period, which is December 31, 2022 through January 2, 2026. Depending on the results relative to the TSR market condition, the holders of the 2023 TSR-based RSUs may earn up to 175% of the target amount of shares. 50% of the shares earned pursuant to the TSR-based RSU awards will vest at the end of the performance period, and the remainder will vest approximately one year later, subject to an employee’s continuous service. These 2023 TSR-based RSUs will be forfeited if the market condition at or above a threshold level is not achieved at the end of the performance period on January 2, 2026.
We used a Monte Carlo simulation model and the following assumptions to determine the grant date fair value of $26.05 per share for the 2023 TSR-based RSUs:

Fair value of Exelixis common stock on grant date	$19.48
Expected volatility	40.26%
Risk-free interest rate	3.75%
Dividend yield	—%
The Monte Carlo simulation model assumed correlations of returns of the stock prices of the Company’s common stock and the common stock of a peer group of companies and historical stock price volatility of the peer group of companies. The valuation model also used terms based on the length of the performance period and compound annual growth rate goals for TSR based on the provisions of the award.
During the six months ended June 30, 2023, we granted 2,226,214 service-based RSUs with a weighted average grant date fair value of $18.90 per share. As of June 30, 2023, there were 12,502,834 RSUs outstanding, including RSUs that are subject to a TSR market condition, and $199.7 million of related unrecognized compensation expense. Service-based RSUs granted to employees during the six months ended June 30, 2023 have vesting conditions and contractual lives of a similar nature to those described in “Note 8. Employee Benefit Plans” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2022 Form 10-K.
As of June 30, 2023, there were 4,667,911 PSUs outstanding, of which 1,276,181 PSUs relate to awards that we either achieved the performance goal or determined that attainment of the performance goal was probable. Expense recognition for PSUs commences when it is determined that attainment of the performance goal is probable. As of June 30, 2023, the remaining unrecognized stock-based compensation expense for the PSUs either achieved or deemed probable of achievement was $7.1 million. The total unrecognized compensation expense for the PSUs for which we have not yet determined that attainment of the performance goal is probable was $75.8 million. For more information about our PSUs, see “Note 8. Employee Benefit Plans” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2022 Form 10-K.
Common Stock Repurchases
In March 2023, our Board of Directors authorized a stock repurchase program to acquire up to $550 million of our outstanding common stock before the end of 2023. During the three and six months ended June 30, 2023, we repurchased 6,607,962 shares of common stock under our stock repurchase program for an aggregate purchase price of $127.0 million. As of June 30, 2023, approximately $423.0 million remained available for future stock repurchases pursuant to our stock repurchase program.
The timing and amount of any stock repurchases under the stock repurchase program will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of our common stock and general market conditions. Stock repurchases under the program may be made from time to time through a variety of methods, which may include open market purchases, in block trades, accelerated stock repurchase transactions, 10b5-1 trading plans, exchange transactions, or any combination of such methods. The program does not obligate us to acquire any particular amount of our common stock, and the stock repurchase program may be modified, suspended or discontinued at any time without prior notice.

NOTE 8. PROVISION FOR INCOME TAXES
The effective tax rates for the three and six months ended June 30, 2023 were 19.1% and 18.5% respectively, as compared to 20.2% and 19.9% for the corresponding periods in 2022. The effective tax rates for the three and six months ended June 30, 2023, differed from the U.S. federal statutory tax rate of 21% primarily due to the generation of federal tax credits, partially offset by state taxes. The effective tax rates for the three and six months ended June 30, 2022, differed from the U.S. federal statutory tax rate of 21% primarily due to excess tax benefits related to the exercise of certain stock options during the periods and the generation of federal tax credits, partially offset by state taxes.
NOTE 9. NET INCOME PER SHARE
Net income per share - basic and diluted, were computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$81,178	$70,672	$121,206	$139,245
Denominator:
Weighted-average common shares outstanding — basic	324,205	321,117	324,312	320,349
Dilutive securities	3,100	3,787	2,480	3,747
Weighted-average common shares outstanding — diluted	327,305	324,904	326,792	324,096

Net income per share — basic	$0.25	$0.22	$0.37	$0.43
Net income per share — diluted	$0.25	$0.22	$0.37	$0.43
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Anti-dilutive securities and contingently issuable shares excluded	13,757	14,350	14,674	15,436
NOTE 10. COMMITMENTS AND CONTINGENCIES
Leases
In May 2023, in connection with the commencement of our lease of laboratory facilities located in Pennsylvania, we recognized a right-of-use asset and an operating lease liability of $13.2 million. We estimated the lease term to be 60 months taking into consideration our early termination rights.
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
Teva ANDA Litigation
In May 2021, we received notice letters from Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals Development, Inc. and Teva Pharmaceuticals USA, Inc. (individually and collectively referred to as Teva) regarding an ANDA Teva submitted to the FDA, requesting approval to market a generic version of CABOMETYX tablets. Teva’s notice letters included a Paragraph IV certification with respect to our U.S. Patents No. 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Orange Book. Teva’s notice letters did not provide a Paragraph IV certification against any additional CABOMETYX patents. On June 17, 2021, we filed a complaint in the Delaware District Court for patent infringement against Teva asserting infringement of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 arising from Teva’s ANDA filing with the FDA. On August 27, 2021, Teva filed its answer and counterclaims to the complaint, alleging that the asserted claims of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 are invalid and not infringed. On September 17, 2021, we filed an answer to Teva’s counterclaims. On July 29, 2022, we received notice from Teva that it had amended its ANDA to assert an additional Paragraph IV certification. As amended, Teva’s ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of a previously-unasserted CABOMETYX patent that is now listed in the Orange Book: U.S. Patent No. 11,298,349 (pharmaceutical composition). On September 2, 2022, we filed a complaint in the Delaware District Court for patent infringement against Teva, asserting infringement of U.S. Patent No. 11,298,349 arising from Teva’s amended ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA be a date no earlier than the expiration of all of U.S. Patents No. 9,724,342, 10,034,873, 10,039,757 and 11,298,349, the latest of which expires on July 9, 2033, and equitable relief enjoining Teva from infringing these patents. On September 30, 2022, the parties filed a stipulation to consolidate the two lawsuits, numbered Civil Action Nos. 21-00871 and 22-01168, and to stay all proceedings, which was granted by the Delaware District Court on October 3, 2022. Following a similar order granted by the Delaware District Court on February 9, 2022 to stay all proceedings with respect to Civil Action No. 21-00871, this case remained administratively closed, and Civil Action No. 22-01168 was administratively closed on October 3, 2022. On July 18, 2023, we entered into a settlement and license agreement (the Teva Settlement Agreement) with Teva to end these litigations. Pursuant to the terms of the Teva Settlement Agreement, we will grant Teva a license to market its generic version of CABOMETYX in the U.S. beginning on January 1, 2031, if approved by the FDA and subject to conditions and exceptions common to agreements of this type.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements. These statements are based on Exelixis, Inc.’s (Exelixis, we, our or us) current expectations, assumptions, estimates and projections about our business and our industry and involve known and unknown risks, uncertainties and other factors that may cause our company’s or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (SEC) on February 7, 2023 (Fiscal 2022 Form 10-K), as supplemented by Part II, Item 1A of this Quarterly Report on Form 10-Q as well as those discussed elsewhere in this report. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report and the consolidated financial statements and accompanying notes thereto included in the Fiscal 2022 Form 10-K.
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
Sales related to cabozantinib account for the majority of our revenues. Cabozantinib is an inhibitor of multiple tyrosine kinases including MET, AXL, VEGF receptors and RET and has been approved by the U.S. Food and Drug Administration (FDA) and in 69 other countries as of the date of this Quarterly Report on Form 10-Q: as CABOMETYX® (cabozantinib) tablets for advanced renal cell carcinoma (RCC) (both alone and in combination with Bristol-Myers Squibb Company’s (BMS) OPDIVO® (nivolumab)), for previously treated hepatocellular carcinoma (HCC) and for previously treated, radioactive iodine (RAI)-refractory differentiated thyroid cancer (DTC); and as COMETRIQ® (cabozantinib) capsules for progressive, metastatic medullary thyroid cancer. For physicians treating these types of cancer, cabozantinib has become or is becoming an important medicine in their selection of effective therapies.
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

We plan to continue leveraging our operating cash flows to support the ongoing investigation of cabozantinib in phase 3 trials for new indications and the advancement of a broad array of diverse biotherapeutics and small molecule programs for the treatment of cancer exploring multiple modalities and mechanisms of action. Of the clinical-stage assets that have emerged from our drug discovery and preclinical activities thus far, the furthest along are zanzalintinib, a next-generation oral tyrosine kinase inhibitor (TKI), and XB002, an ADC that targets tissue factor (TF). Both of these assets are next-generation approaches that build on prior clinical experience, which we believe reduces program risk. We are also focused on conserving cash and managing risks of clinical failure by securing options to acquire other investigational drug candidates from third parties if those assets demonstrate evidence of clinical success. Two examples of this approach are: CBX-12 (alphalexTM exatecan), a clinical-stage, first-in-class peptide-drug conjugate (PDC) invented by Cybrexa Therapeutics (Cybrexa) that utilizes Cybrexa’s proprietary alphalex technology to enhance the delivery of exatecan, a highly potent, second-generation topoisomerase I inhibitor, to tumor cells; and ADU-1805, a clinical-stage and potentially best-in-class monoclonal antibody developed by Sairopa B.V. (Sairopa) that targets SIRPα.
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
To further expand our exploration of combinations with ICIs, we also initiated multiple trials evaluating cabozantinib in combination with F. Hoffmann-La Roche Ltd. (Roche)’s ICI, atezolizumab, beginning in 2017 with COSMIC-021, a broad phase 1b study evaluating the safety and tolerability of the cabozantinib and atezolizumab combination with atezolizumab in patients with a wide variety of locally advanced or metastatic solid tumors. The encouraging efficacy and safety data that emerged from COSMIC-021 have been instrumental in guiding our clinical development strategy for cabozantinib in combination with ICIs. We are currently evaluating the cabozantinib and atezolizumab combination in CONTACT-02, a phase 3 pivotal trial that we sponsor and is co-funded by Roche, which focuses on patients with mCRPC who have been previously treated with one novel hormonal therapy (NHT). We anticipate announcing results of the primary PFS analysis from CONTACT-02 in the second half of 2023. Two other phase 3 trials sponsored by Roche in partnership with us, CONTACT-01, which focused on patients with metastatic non-small cell lung cancer (NSCLC) who have been previously treated with an ICI and platinum-containing chemotherapy, and CONTACT-03, which focused on patients with inoperable, locally advanced or metastatic RCC who have progressed during or following treatment with an ICI as the immediate preceding therapy, did not meet their respective primary endpoints. Detailed findings from CONTACT-01 were presented at the European Lung Cancer Congress in March 2023, and detailed findings from CONTACT-03 were presented at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2023.
Pipeline Activities
Zanzalintinib
The first compound to enter the clinic following our re-initiation of drug discovery activities in 2017 was zanzalintinib, a next-generation oral TKI that targets VEGF receptors, MET, AXL, MER and other kinases implicated in cancer’s growth and spread. In designing zanzalintinib, we sought to build upon our experience with cabozantinib, retaining a similar target profile while improving key characteristics, including the pharmacokinetic half-life. To date, we have initiated two large phase 1b clinical trials studying zanzalintinib: STELLAR-001 and STELLAR-002. STELLAR-001 is a phase 1b clinical trial evaluating zanzalintinib, both as a monotherapy and in combination with atezolizumab. We have established recommended doses for both single-agent zanzalintinib and zanzalintinib in combination with atezolizumab, and we have completed enrollment in expansion cohorts for patients with clear cell RCC, non-clear cell RCC, mCRPC, colorectal cancer (CRC) and hormone-receptor positive breast cancer. We previously presented data from STELLAR-001 during poster sessions at the 2022 ESMO Congress in September 2022, which showed zanzalintinib has demonstrated preliminary clinical activity similar to that observed with cabozantinib in phase 1 across a range of solid tumors and dose levels, with a manageable safety profile. In addition, preliminary efficacy data from the clear cell RCC expansion cohort from STELLAR-001, with a median follow-up of seven months, demonstrated an objective response rate (ORR) of 34% for the full cohort and an ORR of 50% for those patients who had not been previously treated with cabozantinib. We also continue to be encouraged by zanzalintinib’s emerging safety profile and plan to submit these data for presentation at an upcoming medical conference, likely later in 2023. STELLAR-002 is a phase 1b clinical trial evaluating zanzalintinib in combination with either nivolumab, nivolumab and ipilimumab, or a fixed-dose combination of nivolumab and BMS’ relatlimab. We have established recommended doses for these zanzalintinib combination regimens for use in a diverse array of expansion cohorts that may include clear cell and non-clear cell RCC, HCC, NSCLC, squamous cell carcinoma of head and neck (SCCHN), urothelial carcinoma, mCRPC and CRC, and patient enrollment into these expansion cohorts is ongoing. To better understand the individual contribution of the therapies, treatment arms in the expansion cohorts may include zanzalintinib as a single agent in addition to the ICI combination regimens.
We also initiated two phase 3 pivotal trials evaluating zanzalintinib in combination with ICIs in 2022. The first trial, STELLAR-303, was initiated in June 2022 and is evaluating zanzalintinib in combination with atezolizumab versus regorafenib in patients with metastatic non-microsatellite instability-high or non-mismatch repair-deficient CRC who have progressed after, or are intolerant to, the current standard of care. We are amending the trial protocol for STELLAR-303 in light of emerging data from other studies evaluating ICI combination regimens (including combinations with TKIs) for CRC patients, which suggest a differentiated benefit for those patients without liver metastases. Accordingly, the trial now aims to enroll approximately 874 patients worldwide, regardless of RAS status, and includes patients with and without liver metastases. Under the amended trial protocol, the primary efficacy endpoint of STELLAR-303 is OS in patients without liver metastases, and secondary efficacy endpoints include OS for the full intent-to-treat population, PFS, ORR and duration of response (DOR) per Response Evaluation Criteria in Solid Tumors (RECIST) v. 1.1, in each case as assessed by the investigator. The second trial, STELLAR-304, was initiated in December 2022 and is evaluating zanzalintinib in combination with nivolumab versus sunitinib in previously untreated patients with advanced non-clear cell RCC. The trial aims to enroll approximately 291 patients at approximately 165 sites globally. The primary efficacy endpoints of STELLAR-304 are PFS and ORR per RECIST v 1.1, in each case as assessed by BIRC. The secondary efficacy endpoint is OS. Beyond STELLAR-303 and STELLAR-304, we intend to initiate additional phase 3 trials and explore a series of early-stage and pivotal trials evaluating zanzalintinib in novel combination regimens across a broad array of future potential indications, including STELLAR-305, a planned phase 3 pivotal trial evaluating zanzalintinib in combination with Merck & Co., Inc.’s ICI, pembrolizumab, in patients with previously untreated, PD-L1 positive, recurrent or metastatic SCCHN.
Biotherapeutics
Much of our drug discovery activity focuses on discovering and advancing various biotherapeutics that have the potential to become anti-cancer therapies, such as bispecific antibodies, ADCs and other innovative treatments. ADCs in particular present a unique opportunity for new cancer treatments, given their capabilities to deliver anti-cancer drug payloads to targets with increased precision while minimizing impact on healthy tissues. This approach has been validated by multiple regulatory approvals for the commercial sale of ADCs in the past several years. Furthest along amongst our biotherapeutics programs is XB002, our lead TF-targeting ADC program, in-licensed from Iconic Therapeutics, Inc. (Iconic), now a wholly owned subsidiary of Endpoint Health, Inc. We are evaluating XB002, both as a single agent and in combination with either nivolumab or Roche’s bevacizumab, in JEWEL-101, a phase 1 study in patients with advanced solid tumors for which therapies are unavailable, ineffective or intolerable. In October 2022, we announced promising initial dose-escalation results from JEWEL-101 during the Antibody-drug Conjugates Poster Session at the 34th EORTC-NCI-AACR Symposium. The data demonstrated that XB002 was well-tolerated at multiple dose levels, and a pharmacokinetic analysis confirmed that XB002 was stable with low levels of free payload. We have initiated the cohort-expansion phase of JEWEL-101 for single-agent XB002, which is designed to further explore the selected dose of XB002 in individual tumor cohorts, including forms of NSCLC, cervical cancer, ovarian cancer, endometrial cancer, SCCHN, pancreatic cancer, esophageal cancer, mCRPC, triple negative breast cancer and hormone-receptor positive breast cancer, as well as a TF-expressing tumor-agnostic cohort. We are continuing to enroll patients in dose-escalation cohorts to determine recommended dosing for XB002 in combination with either nivolumab or bevacizumab, with additional expansion cohorts planned for these combinations as part of our goal to accelerate XB002 into full development before the end of 2023. We also intend to evaluate the potential of XB002 in combination with other targeted therapies across a wide range of tumor types, including indications other than those currently addressed by commercially available TF-targeted therapies.
In November 2022, we executed two option deals that exemplify our strategy to access clinical- or near-clinical-stage assets: an exclusive collaboration agreement with Cybrexa providing us with the right to acquire CBX-12; and an exclusive clinical development and option agreement with Sairopa to develop ADU-1805. Both CBX-12 and ADU-1805 are currently being evaluated in phase 1 clinical trials to explore each compound’s pharmacokinetics, safety, tolerability and preliminary anti-tumor activity in patients with advanced or metastatic refractory solid tumors. The ADU-1805 study includes future plans to investigate the compound’s potential in combination with approved ICIs.
To facilitate the growth of our various biotherapeutics programs, we have established multiple research collaborations and in-licensing arrangements and entered into other strategic transactions that provide us with access to antibodies, binders, payloads and conjugation technologies, which are the components employed to generate next-

generation ADCs or multispecific antibodies. In addition to the option deals with Cybrexa and Sairopa, some of our active research collaborations for biotherapeutics programs include collaborations with:
•Adagene Inc. (Adagene), which is focused on using Adagene’s SAFEbody technology to develop novel masked ADCs or other innovative biotherapeutics with potential for improved therapeutic index;
•BioInvent International AB (BioInvent), which is intended to expand our portfolio of antibody-based therapies and utilizes BioInvent’s proprietary n-CoDeR antibody library and patient-centric F.I.R.S.T screening platform, which together are designed to allow for parallel target and antibody discovery;
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
We have already made significant progress under these and other research collaborations and in-licensing arrangements and believe we will continue to do so in 2023. For example, as a direct result of these arrangements, we are advancing four biotherapeutics development candidates: XB010, XB014, XB628 and XB371. XB010, our first ADC advanced internally, targets the tumor antigen 5T4. It incorporates antibodies sourced from Invenra and was constructed using Catalent’s SMARTag site-specific bioconjugation platform. XB014 and XB628 are bispecific antibodies: XB014 combines a PD-L1 targeting arm with a CD47 targeting arm to block a macrophage checkpoint and XB628 targets PD-L1 and NKG2A, identified as key regulators of natural killer cell activity. Both XB014 and XB628 were developed, in part, in collaboration with Invenra. XB371 is a next-generation TF-targeting ADC that is differentiated from XB002 by its topoisomerase inhibitor payload, and was developed, in part, in collaboration with Catalent.
Other Small Molecules
Since its formation in 2000, our drug discovery group has advanced 25 compounds to the IND stage, either independently or with collaboration partners, and today we deploy our drug discovery expertise to advance small molecule drug candidates toward and through preclinical development. These efforts are led by our experienced scientists, including some of the same scientists who led the efforts to discover cabozantinib, cobimetinib and esaxerenone, each of which are now commercially distributed drug products. For example, zanzalintinib, which was discovered at Exelixis, is now being evaluated in phase 3 clinical trials. We augment our small molecule discovery activities through research collaborations and in-licensing arrangements with other companies engaged in small molecule discovery, including:
•STORM Therapeutics LTD (STORM), which is focused on the discovery and development of inhibitors of novel RNA modifying enzymes, including ADAR1; and
•Aurigene Oncology, Ltd. (Aurigene), which is focused on the discovery and development of novel small molecules as therapies for cancer.
The most advanced compounds to emerge from these arrangements is XL102, our lead program targeting CDK7, in-licensed from Aurigene. We are evaluating XL102, both as a single agent and in combination with other anti-cancer therapies, in QUARTZ-101, a phase 1 study in patients with inoperable, locally advanced or metastatic solid tumors. In December 2022, we announced initial dose-escalation results from QUARTZ-101 during the Poster Session at the 2022 San Antonio Breast Cancer Symposium. The data demonstrated that XL102 was well-tolerated at multiple dose levels, and a pharmacokinetic analysis supported adding investigation of twice-daily oral dosing; dose escalation is currently ongoing. The subsequent cohort-expansion phase is designed to further explore the selected dose of XL102 as a single agent and in combination regimens in individual tumor cohorts, including ovarian cancer, triple-negative breast cancer, hormone-receptor positive breast cancer and mCRPC.
In May 2023, we elected to terminate our collaboration and license agreement with StemSynergy Therapeutics, Inc. (StemSynergy). The collaboration with StemSynergy was focused on the discovery and development of novel oncology compounds aimed to inhibit tumor growth by targeting CK1α and the Notch pathway; the termination will be effective in August 2023.
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
Second Quarter 2023 Business Updates and Financial Highlights
During the second quarter of 2023, we continued to execute on our business objectives, generating significant revenues from operations and enabling us to continue to seek to maximize the clinical and commercial potential of our products and expand our product pipeline. Significant business updates and financial highlights for the quarter and subsequent to quarter-end include:
Business Updates
•In June 2023, cabozantinib was the subject of multiple presentations at the 2023 ASCO Annual Meeting, including three-year quality-of-life follow-up data from CheckMate -9ER and detailed results from CONTACT-03, as well as updated data from the phase 1 study of CBX-12.
•As of June 30, 2023, we have repurchased $127.0 million of our common stock. In March 2023, we announced the repurchase of up to $550 million of our common stock before the end of 2023.
•In July 2023, we announced entry into a settlement agreement with Teva Pharmaceuticals Development, Inc. and Teva Pharmaceuticals USA, Inc. (individually and collectively referred to as Teva). This settlement resolves patent litigation we brought in response to Teva’s Abbreviated New Drug Application (ANDA) seeking approval to market a generic version of CABOMETYX prior to the expiration of certain of our patents. For a more detailed discussion of this litigation matter involving Teva, as well as those litigation matters involving MSN and Cipla (each as defined below), see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.
Financial Highlights
•Net product revenues for the second quarter of 2023 were $409.6 million, as compared to $347.0 million for the second quarter of 2022.
•Total revenues for the second quarter of 2023 were $469.8 million, as compared to $419.4 million for the second quarter of 2022.
•Research and development expenses for the second quarter of 2023 were $232.6 million, as compared to $199.5 million for the second quarter of 2022.
•Selling, general and administrative expenses for the second quarter of 2023 were $141.7 million, as compared to $122.8 million for the second quarter of 2022.
•Provision for income taxes for the second quarter of 2023 was $19.2 million, as compared to $17.8 million for the second quarter of 2022.
•Net income for the second quarter of 2023 was $81.2 million, or $0.25 per share, basic and diluted, as compared to net income of $70.7 million, or $0.22 per share, basic and diluted, for the second quarter of 2022.
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
Fiscal Year Convention
We have adopted a 52- or 53-week fiscal year policy that ends on the Friday closest to December 31st. Fiscal year 2023, which is a 52-week fiscal year, will end on December 29, 2023 and fiscal year 2022, which was a 52-week fiscal year, ended on December 30, 2022. For convenience, references in this report as of and for the fiscal periods ended July 1, 2022, and as of and for the fiscal years ending December 29, 2023 and ended December 30, 2022 are indicated as being as of and for the periods ended June 30, 2022, and the years ending December 31, 2023 and ended December 31, 2022, respectively.
Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Net product revenues	$409,646	$347,044	18%	$773,046	$657,342	18%
License revenues	52,747	57,526	-8%	91,039	89,593	2%
Collaboration services revenues	7,455	14,857	-50%	14,551	28,472	-49%
Total revenues	$469,848	$419,427	12%	$878,636	$775,407	13%

Net Product Revenues
Gross product revenues, discounts and allowances and net product revenues were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Gross product revenues	$563,173	$483,073	17%	$1,084,495	$931,310	16%
Discounts and allowances	(153,527)	(136,029)	13%	(311,449)	(273,968)	14%
Net product revenues	$409,646	$347,044	18%	$773,046	$657,342	18%
Net product revenues by product were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
CABOMETYX	$403,292	$339,159	19%	$765,065	$641,971	19%
COMETRIQ	6,354	7,885	-19%	7,981	15,371	-48%
Net product revenues	$409,646	$347,044	18%	$773,046	$657,342	18%
The increases in net product revenues for the three and six months ended June 30, 2023, as compared to the corresponding prior year periods, were primarily related to increases of 10% for each period in the number of CABOMETYX units sold as a result of the FDA’s approval of CABOMETYX in combination with OPDIVO as a first-line treatment of patients with advanced RCC, in part due to the longer duration of therapy for this combination and increases in related market share reflecting the continued evolution of the metastatic RCC, HCC and DTC treatment landscapes, and, to a lesser extent, increases of 9% and 8%, respectively, in the average net selling price of CABOMETYX for both the three and six months ended June 30, 2023, as compared to the corresponding prior year periods.
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
Discounts and allowances as a percentage of gross revenues have generally increased over time as the number of patients participating in government programs has increased and as the discounts given and rebates paid to government payers have also increased. The increases in the amount of discounts and allowances for the three and six months ended June 30, 2023, as compared to the corresponding prior year periods, were primarily the result of increases in volume of units sold, an increase in Medicaid utilization and the dollar amount of related Medicaid rebates.
We project our discounts and allowances as a percentage of gross revenues may increase for the remainder of 2023, as compared to the corresponding prior year period, for similar reasons noted above.
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

Milestone revenues, which are allocated between license revenues and collaboration services revenues, were $11.0 million and $12.3 million for the three and six months ended June 30, 2023, respectively, as compared to $26.2 million and $26.9 million for the corresponding prior year periods. Milestone revenues by period included the following:
•For the three and six months ended June 30, 2023, $9.8 million in revenues recognized in connection with a commercial milestone of $11.0 million from Takeda upon their achievement of $150.0 million of cumulative net sales of cabozantinib in Japan.
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
Royalty revenues increased primarily as a result of increases in Ipsen’s net sales of cabozantinib outside of the U.S. and Japan. Ipsen royalties were $34.0 million and $63.8 million for the three and six months ended June 30, 2023, respectively, as compared to $27.5 million and $52.1 million for the corresponding prior year periods. Ipsen’s net sales of cabozantinib have continued to grow since Ipsen’s first commercial sale of CABOMETYX in the fourth quarter of 2016, primarily due to regulatory approvals in new territories, including regulatory approval in the EU for the combination therapy of CABOMETYX and OPDIVO received in March 2021. Royalty revenues for the three and six months ended June 30, 2023 also included $3.4 million and $6.2 million, respectively, related to Takeda’s net sales of cabozantinib, as compared to $2.7 million and $5.1 million for the corresponding prior year periods. Takeda royalty revenues have continued to grow since Takeda’s first commercial sale of CABOMETYX in Japan in 2020. CABOMETYX is approved and is commercially available in 69 countries outside the U.S. as of the date of this Quarterly Report on Form 10-Q.
Our share of profits on the U.S. commercialization of COTELLIC under our collaboration agreement with Genentech were $5.5 million and $8.4 million for the three and six months ended June 30, 2023, respectively, as compared to $1.7 million and $3.8 million for the corresponding prior year periods. We also earned royalties on ex-U.S. net sales of COTELLIC by Genentech of $0.9 million and $2.0 million for the three and six months ended June 30, 2023, respectively, as compared to $0.9 million and $2.5 million for the corresponding prior year periods.
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
Development cost reimbursements were $9.7 million and $20.2 million for the three and six months ended June 30, 2023, respectively, as compared to $17.3 million and $34.5 million for the corresponding prior year periods. The decreases in development cost reimbursements for the three and six months ended June 30, 2023, as compared to the corresponding prior year periods, were primarily attributable to decreases in spending on the COSMIC-312, CONTACT-02 and COSMIC-311 studies.
Collaboration services revenues were reduced by $5.0 million and $9.5 million for the three and six months ended June 30, 2023, respectively, as compared to $4.2 million and $8.0 million for the corresponding prior year periods, for the 3% royalty we are required to pay on the net sales by Ipsen and Takeda of any product incorporating cabozantinib. As royalty generating sales of cabozantinib by Ipsen and Takeda have increased as described above, our royalty payments have also increased.
We project our collaboration services revenues may decrease for the remainder of 2023, as compared to the corresponding prior year period, primarily as a result of a decrease in development cost reimbursement revenues.

Cost of Goods Sold
The cost of goods sold and our gross margin were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Cost of goods sold	$17,705	$13,481	31%	$32,020	$26,684	20%
Gross margin %	96%	96%		96%	96%
Cost of goods sold is related to our product revenues and consists of a 3% royalty payable on U.S. net sales of any product incorporating cabozantinib, as well as the cost of inventory sold, indirect labor costs, write-downs related to expiring, excess and obsolete inventory and other third-party logistics costs. The increases in cost of goods sold for the three and six months ended June 30, 2023, as compared to the corresponding prior year periods, were primarily due to increases in royalties as a result of increased U.S. CABOMETYX sales, partially offset by certain period costs. We project our gross margin will not change significantly during the remainder of 2023.
Research and Development Expenses
We do not track fully burdened research and development expenses on a project-by-project basis. We group our research and development expenses into three categories: (1) development; (2) drug discovery; and (3) other research and development. Our development group leads the development and implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds are being or may be studied in clinical trials. Development expenses include clinical trial costs, personnel expenses, consulting and outside services and other development costs, including manufacturing costs of our drug development candidates. Our drug discovery group utilizes a variety of technologies, including in-licensed technologies, to enable the rapid discovery, optimization and extensive characterization of lead compounds and biotherapeutics such that we are able to select development candidates with the best potential for further evaluation and advancement into clinical development. Drug discovery expenses include license and other collaboration costs primarily comprised of upfront license fees, research funding commitments, development milestones and other payments associated with our in-licensing collaboration programs in preclinical development stage. Other drug discovery costs include personnel expenses, consulting and outside services and laboratory supplies. Other research and development expenses include the allocation of general corporate costs to research and development services and development cost reimbursements in connection with certain of our collaboration arrangements.
Research and development expenses by category were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Development:
Clinical trial costs	$64,309	$59,788	8%	$120,802	$119,786	1%
Personnel expenses	42,362	37,313	14%	84,060	71,579	17%
Consulting and outside services	11,487	8,910	29%	20,968	15,346	37%
Other development costs	22,055	11,703	88%	40,873	21,072	94%
Total development	140,213	117,714	19%	266,703	227,783	17%
Drug discovery:
License and other collaboration costs	16,841	33,158	-49%	61,577	42,809	44%
Other drug discovery costs	31,708	21,609	47%	62,068	39,440	57%
Total drug discovery	48,549	54,767	-11%	123,645	82,249	50%
Stock-based compensation	9,589	9,549	0%	12,841	18,448	-30%
Other research and development	34,219	17,451	96%	63,627	27,672	130%
Total research and development expenses	$232,570	$199,481	17%	$466,816	$356,152	31%

The increases in research and development expenses for the three months ended June 30, 2023, as compared to the corresponding prior year period, were primarily related to increases in manufacturing costs to support Exelixis’ development candidates (presented as part of other development costs), personnel expenses, other research and development expenses and clinical trial costs and consulting and outside services, partially offset by lower license and other collaboration costs.
The increases in research and development expenses for the six months ended June 30, 2023, as compared to the corresponding prior year period, were primarily related to increases in personnel expenses, license and other collaboration costs, other research and development expenses and other development costs, partially offset by lower stock-based compensation expense.
Personnel expenses increased primarily due to an increase in headcount to support our expanding discovery and development organization. Other development costs increased primarily due to manufacturing costs to support our development candidates. Other research and development expenses increased primarily related to technology costs, including our investments in business technology initiatives to support productivity and efficiency in our organization, and increases in facility expenses. Clinical trial costs, which include services performed by third-party contract research organizations and other vendors who support our clinical trials, increased for the three months ended June 30, 2023, as compared to the corresponding prior year period, primarily due to higher costs associated with various studies evaluating zanzalintinib and XB002, partially offset by decreases in costs associated with cabozantinib studies. Consulting and outside services expenses increased primarily as a result of the continued growth in our discovery and research and development activities. Drug discovery-related license and other collaboration costs decreased for the three months ended June 30, 2023 primarily due to lower upfront license fees, as compared to the corresponding prior year period. Drug discovery-related license and other collaboration costs increased for the six months ended June 30, 2023, primarily due to a $35.0 million milestone payment to Sairopa upon the IND effective date for ADU-1805. Stock-based compensation expense decreased for the six months ended June 30, 2023, as compared to the corresponding prior year period, primarily due to higher forfeitures.
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
We continue to focus our development efforts on cabozantinib to maximize the therapeutic and commercial potential of this compound. Notable ongoing company-sponsored studies resulting from this program include: CONTACT-02, for which Roche is sharing the development costs and providing atezolizumab free of charge; and COSMIC-313, for which BMS is providing nivolumab and ipilimumab free of charge. In addition, we project that a substantial portion of our research and development expenses will relate to the clinical development of our small molecule product candidate, zanzalintinib, and our first biotherapeutics product candidate, XB002.
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
We project our research and development expenses may increase for the remainder of 2023, as compared to the corresponding prior year period, primarily driven by increases in personnel expenses to support our expanding discovery and development organization and clinical trial costs including the planned initiation of one or more additional phase 3 pivotal trials and current early-stage trials evaluating zanzalintinib, additional early-stage trials evaluating XB002, as well as business development activities.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Selling, general and administrative expenses(1)	$126,412	$107,686	17%	$244,400	$199,689	22%
Stock-based compensation	15,311	15,073	2%	28,720	25,933	11%
Total selling, general and administrative expenses	$141,723	$122,759	15%	$273,120	$225,622	21%
____________________
(1) Excludes stock-based compensation allocated to selling, general and administrative expenses.
Selling, general and administrative expenses consist primarily of personnel expenses, stock-based compensation, marketing costs and certain other administrative costs.
The increases in selling, general and administrative expenses for the three and six months ended June 30, 2023, as compared to the corresponding prior year periods, were primarily related to increases in personnel expenses, legal and advisory fees related to the recent proxy contest and technology costs. Personnel expenses increased primarily due to increases in administrative headcount to support our commercial and research and development organizations. The increases in technology costs include our investments in business technology initiatives to support productivity and efficiency in our organization.
We project our selling, general and administrative expenses may increase for the remainder of 2023, as compared to the corresponding prior year period, due to increases in personnel expenses for similar reasons noted above.
Non-Operating Income
Non-operating income was as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Interest income	$22,541	$4,757	374%	$42,043	$6,579	539%
Other income (expense), net	(5)	45	-111%	(59)	209	-128%
Non-operating income	$22,536	$4,802	369%	$41,984	$6,788	519%
The increases in non-operating income for the three and six months ended June 30, 2023, as compared to the corresponding prior year periods, were primarily the result of an increase in interest income due to higher interest rates and higher investment balances.
Provision for Income Taxes
The provision for income taxes and the effective tax rates were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022		2023	2022
Provision for income taxes	$19,208	$17,836	8%	$27,458	$34,492	-20%
Effective tax rate	19.1%	20.2%		18.5%	19.9%
The effective tax rates for the three and six months ended June 30, 2023, differed from the U.S. federal statutory rate of 21%, primarily due to the generation of federal tax credits, partially offset by state taxes. The effective tax rates for the three and six months ended June 30, 2022, differed from the U.S. federal statutory rate of 21%, primarily due to excess tax benefits related to the exercise of certain stock options during the periods and the generation of federal tax credits, partially offset by state taxes.

Liquidity and Capital Resources
As of June 30, 2023 and December 31, 2022, we had $2.1 billion in cash, cash equivalents and investments. We anticipate that the aggregate of our current cash and cash equivalents, short-term investments available for operations, net product revenues and collaboration revenues will enable us to maintain our operations for at least 12 months and thereafter for the foreseeable future.
Our primary cash requirements for operating activities, which we project will increase for the remainder of 2023, as compared to the corresponding period in 2022, are for: income tax payments; employee related expenditures; payments related to our development and discovery programs; royalty payments on our net product sales; rent payments for our leased facilities; and contract manufacturing payments.
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
Our primary sources of operating cash are: cash collections from customers related to net product sales, which we project will increase for the remainder of 2023, as compared to the corresponding period in 2022; cash collections related to milestones achieved and royalties earned from our commercial collaboration arrangements with Ipsen, Takeda and others; and cash collections for cost reimbursements under certain of our development programs with Ipsen and Takeda which we project may decrease for the remainder of 2023, as compared to the corresponding period in 2022. The timing of cash generated from commercial collaborations and cash payments required for in-licensing collaborations relative to upfront license fee payments, research funding commitments, cost reimbursements, exercise of option payments and other contingent payments such as development milestone payments may vary from period to period.
We also have cash requirements related to capital expenditures to support the planned growth of our business including investments in facilities and equipment. We project that we may continue to spend significant amounts of cash to fund the development and commercialization of cabozantinib and the development of other product candidates in our pipeline, including zanzalintinib and XB002. In addition, we intend to continue to expand our oncology product pipeline through our drug discovery efforts, including additional research collaborations, in-licensing arrangements and other strategic transactions that align with our oncology drug development, and regulatory and commercial expertise. In March 2023, our Board of Directors authorized the repurchase of up to $550 million of our common stock before the end of 2023. The timing and amount of any stock repurchases under the stock repurchase program will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of Exelixis’ common stock and general market conditions.
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
Sources and Uses of Cash (dollars in thousands):

	June 30, 2023	December 31, 2022	Percent Change
Working capital	$1,250,910	$1,294,403	-3%
Cash, cash equivalents and investments	$2,105,430	$2,066,681	2%
Working capital: The decrease in working capital as of June 30, 2023, as compared to December 31, 2022, was primarily due to repurchases of our common stock, purchases of long-term investments and purchases of long-term inventory, partially offset by the favorable impact to our net current assets resulting from our net income. In the future, our working capital may be impacted by one of these factors or other factors, the amounts and timing of which are variable.

Cash, cash equivalents and investments: Cash and cash equivalents primarily consist of cash deposits held at major banks, commercial paper, money market funds and other securities with original maturities 90 days or less. Investments primarily consist of debt securities available-for-sale. For additional information regarding our cash, cash equivalents and investments, see “Note 4. Cash and Investments,” in our “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The increase in cash, cash equivalents and investments as of June 30, 2023, as compared to December 31, 2022, was primarily due to cash inflows generated by our operations from sales of our products and our commercial collaboration arrangements, partially offset by operating cash payments for employee-related expenditures, cash payments to support our development and discovery programs and repurchases of our common stock.
Cash flow activities were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$205,386	$178,849
Net cash used in investing activities	$(123,377)	$(209,681)
Net cash provided by (used in) financing activities	$(120,206)	$4,627
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
Net cash provided by operating activities for the six months ended June 30, 2023 increased, as compared to the corresponding prior year period, primarily due to an increase in cash received on sales of our products and a decrease in cash paid for certain operating expenses, primarily from collaboration related research and development payments, partially offset by the collection of a $100.0 million milestone payment from Ipsen in the three months ended March 31, 2022.
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
Net cash used in investing activities for the six months ended June 30, 2023 decreased, as compared to the corresponding prior year period, primarily due to an increase in cash proceeds from maturities and sales of investments and a decrease in purchases of investments, partially offset by an increase in purchases of in-process research and development technology related to certain of our in-licensing collaboration arrangements.
Financing Activities
The changes in cash flows from financing activities primarily relate to proceeds from employee stock programs, taxes paid related to net share settlement of equity awards, and payments for repurchases of common stock.
Net cash was used in financing activities for the six months ended June 30, 2023, as compared to cash provided by financing operations in the corresponding prior year period, primarily due to payments for repurchases of common stock.

Contractual Obligations
In May 2023, in connection with the commencement of our lease of laboratory facilities located in Pennsylvania, we recognized a right-of-use asset and an operating lease liability of $13.2 million. We estimated the lease term to be 60 months taking into consideration our early termination rights.
There were no material changes outside of the ordinary course of business in our contractual obligations as of June 30, 2023 from those disclosed in our Fiscal 2022 Form 10-K. For more information about our leases, and our other contractual obligations, see “Note 10. Commitments and Contingencies” in “Notes to Condensed Consolidated Financial Statements” included in Part I, Item I of this Quarterly Report on Form 10-Q and see “Note 11. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2022 Form 10-K.
Critical Accounting Policies and Estimates
The preparation of our Condensed Consolidated Financial Statements conforms to accounting principles generally accepted in the U.S. which requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosures. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our Condensed Consolidated Financial Statements. On an ongoing basis, management evaluates its estimates, including, but not limited to: those related to revenue recognition, including determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price of performance obligations, and variable consideration such as rebates, chargebacks, sales returns and sales allowances as well as milestones included in collaboration arrangements; the amounts of revenues and expenses under our profit and loss sharing agreement; recoverability of inventory; the accrual for certain liabilities, including accrued clinical trial liabilities; valuations of equity awards used to determine stock-based compensation, including certain awards with vesting subject to market and/or performance conditions; and the amounts of deferred tax assets and liabilities, including the related valuation allowance. We base our estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results could differ materially from those estimates.
We believe our critical accounting policies relating to revenue recognition, inventory, clinical trial accruals, stock-based compensation and income taxes reflect the most significant estimates and assumptions used in the preparation of our Condensed Consolidated Financial Statements.
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2023, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Fiscal 2022 Form 10-K.
Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks as of June 30, 2023 have not changed significantly from those described in Part II, Item 7A of our Fiscal 2022 Form 10-K.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
MSN I ANDA Litigation
In September 2019, we received a notice letter regarding an ANDA submitted to the FDA by MSN Pharmaceuticals, Inc. (individually and collectively with certain of its affiliates, including MSN Laboratories Private Limited, referred to as MSN), requesting approval to market a generic version of CABOMETYX tablets. MSN’s initial notice letter included a Paragraph IV certification with respect to our U.S. Patents No. 8,877,776 (salt and polymorphic forms), 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Orange Book, for CABOMETYX. MSN’s initial notice letter did not provide a Paragraph IV certification against U.S. Patents No. 7,579,473 (composition of matter) or 8,497,284 (methods of treatment), each of which is listed in the Orange Book. On October 29, 2019, we filed a complaint in the United States District Court for the District of Delaware (Delaware District Court) for patent infringement against MSN asserting infringement of U.S. Patent No. 8,877,776 arising from MSN’s ANDA filing with the FDA. On November 20, 2019, MSN filed its response to the complaint, alleging that the asserted claims of U.S. Patent No. 8,877,776 are invalid and not infringed. On May 5, 2020, we received notice from MSN that it had amended its ANDA to include additional Paragraph IV certifications. In particular, the May 5, 2020 amended ANDA requested approval to market a generic version of CABOMETYX tablets prior to expiration of two previously unasserted CABOMETYX patents: U.S. Patents No. 7,579,473 and 8,497,284. On May 11, 2020, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of U.S. Patents No. 7,579,473 and 8,497,284 arising from MSN’s amended ANDA filing with the FDA. Neither of our complaints have alleged infringement of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757. On May 22, 2020, MSN filed its response to the complaint, alleging that the asserted claims of U.S. Patents No. 7,579,473 and 8,497,284 are invalid and not infringed. On March 23, 2021, MSN filed its First Amended Answer and Counterclaims (amending its prior filing from May 22, 2020), seeking, among other things, a declaratory judgment that U.S. Patent No. 9,809,549 (salt and polymorphic forms) is invalid and would not be infringed by MSN if its generic version of CABOMETYX tablets were approved by the FDA. U.S. Patent No. 9,809,549 is not listed in the Orange Book. On April 7, 2021, we filed our response to MSN’s First Amended Answer and Counterclaims, denying, among other things, that U.S. Patent No. 9,809,549 is invalid or would not be infringed. The two lawsuits comprising this litigation (collectively referred to as MSN I), numbered Civil Action Nos. 19-02017 and 20-00633, were consolidated in April 2021.
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
Teva ANDA Litigation
In May 2021, we received notice letters from Teva regarding an ANDA Teva submitted to the FDA, requesting approval to market a generic version of CABOMETYX tablets. Teva’s notice letters included a Paragraph IV certification with respect to our U.S. Patents No. 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Orange Book. Teva’s notice letters did not provide a Paragraph IV certification against any additional CABOMETYX patents. On June 17, 2021, we filed a complaint in the Delaware District Court for patent infringement against Teva, asserting infringement of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 arising from Teva’s ANDA filing with the FDA. On August 27, 2021, Teva filed its answer and counterclaims to the complaint, alleging that the asserted claims of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 are invalid and not infringed. On September 17, 2021, we filed an answer to Teva’s counterclaims. On July 29, 2022, we received notice from Teva that it had amended its ANDA to assert an additional Paragraph IV certification. As amended, Teva’s ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of a previously-unasserted CABOMETYX patent that is now listed in the Orange Book: U.S. Patent No. 11,298,349 (pharmaceutical composition). On September 2, 2022, we filed a complaint in the Delaware District Court for patent infringement against Teva, asserting infringement of U.S. Patent No. 11,298,349 arising from Teva’s amended ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA be a date no earlier than the expiration of all of U.S. Patents No. 9,724,342, 10,034,873, 10,039,757 and 11,298,349, the latest of which expires on July 9, 2033, and equitable relief enjoining Teva from infringing these patents. On September 30, 2022, the parties filed a stipulation to consolidate the two lawsuits, numbered Civil Action Nos. 21-00871 and 22-01168, and to stay all proceedings, which was granted by the Delaware District Court on October 3, 2022. Following a similar order granted by the Delaware District Court on February 9, 2022 to stay all proceedings with respect to Civil Action No. 21-00871, this case remained administratively closed, and Civil Action No. 22-01168 was administratively closed on October 3, 2022. On July 18, 2023, we entered into a settlement and license agreement (the Teva Settlement Agreement) with Teva to end these litigations. Pursuant to the terms of the Teva Settlement Agreement, we will grant Teva a license to market its generic version of CABOMETYX in the U.S. beginning on January 1, 2031, if approved by the FDA and subject to the conditions and exceptions common to agreements of this type.

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
Item 1A. Risk Factors
Below we are providing, in supplemental form, changes to our risk factors from those previously disclosed in Part I, Item 1A of our Fiscal 2022 Form 10-K. Our risk factors disclosed in Part I, Item 1A of our Fiscal 2022 Form 10-K provide additional discussion regarding these supplemental risks and we encourage you to read and carefully consider all of the risk factors disclosed in Part I, Item 1A of our Fiscal 2022 Form 10-K, together with the below, for a more complete understanding of the risks and uncertainties material to our business.
Risks Related to the Commercialization of Our Products
Pricing for pharmaceutical products in the U.S. has come under increasing attention and scrutiny by federal and state governments, legislative bodies and enforcement agencies. Initiatives arising from this scrutiny may result in changes that have the effect of reducing our revenue or harming our business or reputation.
There continue to be U.S. Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as executive orders and sub-regulatory guidance, designed to, among other things: reevaluate, reduce or limit the prices of drugs and make them more affordable for patients; implement additional data collection and transparency reporting regarding drug pricing, rebates, fees and other remuneration provided by drug manufacturers; revise rules associated with the calculation of average manufacturer price and best price under Medicaid and make other changes to the Medicaid Drug Rebate Program (MDRP), including through a recent Centers for Medicare & Medicaid Services (CMS)-proposed rulemaking for this program, that could significantly increase manufacturer rebate liability; eliminate the Anti-Kickback Statute (AKS) discount safe harbor protection for manufacturer rebate arrangements with pharmacy benefit managers and Medicare Part D plan sponsors; and create new AKS safe harbors applicable to certain point-of-sale discounts to patients and fixed fee administrative fee payment arrangements with pharmacy benefit managers. For instance in August 2022, President Biden signed the Inflation Reduction Act of 2022 (Inflation Reduction Act), which among other things: allows for the CMS to establish the prices of certain single-source drugs and biotherapeutics reimbursed under Medicare Part B and Part D (the Medicare Drug Price Negotiation Program); subjects drug manufacturers to potential civil monetary penalties and a significant excise tax for offering a price that is not equal to or less than the government-imposed “maximum fair price” under the law; imposes Medicare rebates for certain Part B and Part D drugs where relevant pricing metrics associated with the products increase faster than inflation; and redesigns the funding and benefit structure of the Medicare Part D program, potentially increasing manufacturer liability while capping annual out-of-pocket drug expenses for Medicare beneficiaries. These provisions started taking effect incrementally in late 2022 and currently are subject to various legal challenges. As of the date of this report, for example, CMS has begun to implement aspects of the Inflation Reduction Act and has released initial guidance addressing the Medicare Part B and Medicare Part D inflation rebate provisions of the Inflation Reduction Act. These provisions generally require manufacturers of Medicare Part B and Part D rebatable drugs to pay inflation rebates to the Medicare program if pricing metrics associated with their products increase faster than the rate of inflation. In addition, in March 2023, CMS released initial guidance setting forth the requirements and procedures for implementing the Medicare Drug Price Negotiation Program for the first round of drug pricing evaluations, which will occur in 2023 and 2024 and result in prices effective in 2026. Among other things, the initial guidance specifies how CMS intends to identify selected drugs, the factors it may consider in establishing drug prices, how it may conduct the drug pricing evaluation process and what requirements may be set for manufacturers of selected drugs; CMS anticipates it will issue revised guidance later in 2023. Our revenues may be significantly impacted if cabozantinib or our other product candidates are eventually selected for evaluation under this program (including based on a determination that certain exceptions to the program do not apply to our products, such as the “Small Biotech Exception”). Furthermore, in May 2023, CMS released draft guidance on the Medicare Part D Manufacturer Discount Program, and while the program will include a phase-in of the discount for certain smaller manufacturers (known as “specified manufacturers” and “specified small manufacturers”), it will ultimately require increases in manufacturer contributions towards reducing patient out-of-pocket costs. Over time, the Inflation Reduction Act could reduce the revenues we are able to collect from sales of our products, present challenges for payor negotiations and formulary access for our products, and increase our government discount and rebate liabilities; however, the degree of impact that the Inflation Reduction Act will ultimately have upon our business remains unclear. In addition, we cannot know the final form or timing of any other legislative, regulatory and/or administrative measures, and some of these pending and enacted policy changes, if implemented as currently proposed, would likely have significant and far-reaching impacts on the biopharmaceutical industry and therefore likely also have a material adverse impact on our business, financial condition and results of operations.
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
Any clinical trial may fail to produce results satisfactory to the FDA or regulatory authorities in other jurisdictions. The FDA has substantial discretion in the approval process and may refuse to approve any NDA or sNDA or decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, we may encounter delays or rejections based upon changes in policy, which could cause delays in the approval or rejection of an application for cabozantinib or for zanzalintinib or our other product candidates. For example, the FDA launched Project Optimus in 2021 as an initiative to reform the dose optimization and dose selection paradigm in oncology drug development, which was driven by the FDA’s concerns that the current paradigm for dose selection may result in doses and schedules of molecularly targeted therapies that are inadequately characterized before initiating pivotal trials. Through collaboration with the biopharmaceutical industry, academia and other stakeholders, the FDA’s goal for this initiative is to advance an oncology dose-finding and dose optimization paradigm that emphasizes dose selections that maximize efficacy as well as safety and tolerability. In support of this initiative, the FDA may request sponsors of oncology product candidates to conduct dose optimization studies pre- or post-approval, and the FDA also continues to develop and finalize guidance documents and implement initiatives regarding the development and clinical research of oncology product candidates. In January 2023, the FDA issued Draft Guidance for Industry, Optimizing the Dosage of Human Prescription Drugs and Biological Products for the Treatment of Oncologic Diseases, intended to assist sponsors in identifying the optimal dosages for these products during clinical development and prior to submitting an application for approval for a new indication and usage. In March 2023, the FDA issued another Draft Guidance for Industry, Clinical Trial Considerations to Support Accelerated Approval of Oncology Therapeutics, intended to provide recommendations to sponsors of anti-cancer drugs or biological products on considerations for designing trials intended to support accelerated approval.
Recently, in part due to questions raised by the process underlying the approval of an Alzheimer’s disease drug, government authorities and other stakeholders have been scrutinizing the accelerated approval pathway, with some stakeholders advocating for reforms. Even prior to this, the FDA had held Oncologic Drugs Advisory Committee meetings to discuss accelerated approvals for which confirmatory trials have not verified clinical benefit. Such scrutiny, among other factors, has resulted in voluntary withdrawals of certain products and indications approved on an accelerated basis. Section 3210 of the Food and Drug Omnibus Reform Act of 2022 (incorporated in the 2023 Appropriations Act) revised the accelerated approval pathway. Although this legislation did not change the standard for accelerated approval, it, among other things: requires the FDA to specify the conditions for required post-marketing trials; permits the FDA to require such trials to be underway prior to approval, or within a specific period after approval; requires sponsors to provide reports on post-marketing trial progress no later than 180 days after approval and every 180 days thereafter until such trials are completed; makes the failure to conduct required post-marketing trials with due diligence and the failure to submit the required reports prohibited acts; and details procedures the FDA must follow to withdraw an accelerated approval on an expedited basis. While it is not clear at this time how these legislative and regulatory initiatives will affect our plans to pursue accelerated approval for one or more of our product candidates, these developments may have a material adverse impact on our business, financial condition and results of operations.
Even if the FDA or a comparable authority in another jurisdiction grants an accelerated approval for cabozantinib in one or more new indications or for one of our other product candidates, including zanzalintinib, such accelerated approval may be limited, imposing significant restrictions on the indicated uses, conditions for use, labeling, distribution, and/or production of the product and could impose requirements for post-marketing studies, including additional research and clinical trials, all of which may result in significant expense and limit our and our collaboration partners’ ability to commercialize cabozantinib, zanzalintinib or our other product candidates in any new indications. Failure to complete post-marketing requirements of the FDA in connection with a specific accelerated approval in accordance with the timelines and conditions set forth by the FDA could significantly increase costs or delay, limit or ultimately restrict the commercialization of cabozantinib, zanzalintinib or another product candidate in the approved indication. Regulatory agencies could also impose various administrative, civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. Further, current or any future laws or executive orders governing FDA or foreign regulatory approval processes that may be enacted or executed could have a material adverse impact on our business, financial condition and results of operations.
Risks Related to Our Relationships with Third Parties
We lack our own manufacturing and distribution capabilities necessary for us to produce materials required for certain preclinical activities and to produce and distribute our products for clinical development or for commercial sale, and our reliance on third parties for these services subjects us to various risks.
We do not operate our own current Good Manufacturing Practice manufacturing or distribution facilities for chemistry, manufacturing and control (CMC) development activities, preclinical, clinical or commercial production and distribution for our current products and new product candidates. Instead, we mostly rely on various third-party contract manufacturing organizations to conduct these operations on our behalf. As our operations continue to grow in these areas, we are advancing internal CMC development laboratories to augment our external network, while continuing to expand our external manufacturing and supply chain network through additional third-party contract manufacturers, distributors and suppliers. To establish and manage our manufacturing network and supply chain requires a significant financial commitment, the creation of numerous third-party contractual relationships and continued oversight of these third parties to fulfill compliance with applicable regulatory requirements. Although we maintain significant resources to directly and effectively oversee the activities and relationships with the companies in our network, we do not have direct control over their operations.

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
Risks Related to Healthcare Regulatory and Other Legal Compliance Matters
Enhanced governmental and private scrutiny over, or investigations or litigation involving, pharmaceutical manufacturer patient assistance programs and donations to patient assistance foundations created by charitable organizations could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
To help patients afford our products, we have a patient assistance program and also make periodic donations to independent charitable foundations that help financially needy patients. These types of programs are designed to provide financial assistance to patients who might otherwise be unable to afford pharmaceuticals that they have been prescribed by their physicians and have become the subject of Congressional interest and enhanced government scrutiny. The HHS Office of Inspector General established guidelines permitting pharmaceutical manufacturers to make donations to charitable organizations that provide co-pay assistance to Medicare patients, provided that manufacturers meet certain specified compliance requirements. In the event we are found not to have complied with these guidelines and other laws or regulations respecting these arrangements, we could be subject to significant damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. Moreover, in December 2020, the CMS finalized changes to MDRP pricing calculations regarding the provision of co-payment assistance to patients that may be impacted by private insurer accumulator programs. The portion of this rule dealing with manufacturer co-payment assistance (and related support arrangements) was challenged and vacated by a federal court in May 2022 and was not appealed. Additionally, in May 2023, CMS issued a new proposed rulemaking that would repeal the changes implemented by the court-vacated December 2020 final rule regarding co-payment assistance programs. The May 2023 CMS proposed rulemaking would, however, adopt significant new changes in the MDRP. The changes, if finalized as drafted, could ultimately have significant impacts on our Medicaid rebate liability and potential exposure to penalties for MDRP participation.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In March 2023, our Board of Directors authorized a stock repurchase program to acquire up to $550 million of our outstanding common stock before the end of 2023. As of June 30, 2023, approximately $423.0 million remained available for future stock repurchases pursuant to our stock repurchase program.
The timing and amount of any stock repurchases under the stock repurchase program will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of our common stock and general market conditions. Stock repurchases under the program may be made from time to time through a variety of methods, which may include open market purchases, block trades, accelerated stock repurchase transactions, 10b5-1 trading plans, exchange transactions, or any combination of such methods. The program does not obligate us to acquire any particular amount of our common stock, and the stock repurchase program may be modified, suspended or discontinued at any time without prior notice.
The following table summarizes the stock repurchase activity for the three months ended June 30, 2023 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1, 2023 - April 28, 2023	—	$—	—	$550,000
April 29, 2023 - May 26, 2023	2,382	$19.32	2,382	$503,980
May 27, 2023 - June 30, 2023	4,226	$19.16	4,226	$423,016
Total	6,608		6,608
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Dana T. Aftab, our Executive Vice President, Discovery and Translational Research, and Chief Scientific Officer, an officer for purposes of Section 16 of the Exchange Act, entered into a pre-arranged stock trading plan on May 25, 2023. Mr. Aftab’s trading plan provides for the sale of up to 199,256 shares of our common stock (including shares obtained from the exercise of vested stock options covered by the trading plan) between August 24, 2023 and May 23, 2025. This trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and Exelixis’ policies regarding transactions in Exelixis securities.
During the three months ended June 30, 2023, no other directors or Section 16 officers of the Company adopted or terminated any Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

EXELIXIS, INC.

August 1, 2023	By:	/s/ Christopher J. Senner
Date		Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)