Form 10-Q
period 2023-09-29
EXELIXIS, INC.
filed 2023-11-01
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No ☒
As of October 23, 2023, there were 310,974,113 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$396,859	$501,195
Short-term investments	706,528	807,273
Trade receivables, net	248,113	214,784
Inventory	24,978	33,299
Prepaid expenses and other current assets	66,891	62,211
Total current assets	1,443,369	1,618,762
Long-term investments	811,680	756,731
Property and equipment, net	121,039	110,624
Deferred tax assets, net	230,990	231,110
Goodwill	63,684	63,684
Right-of-use assets and other	306,148	290,578
Total assets	$2,976,910	$3,071,489
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,450	$32,667
Accrued compensation and benefits	81,398	77,158
Accrued clinical trial liabilities	62,842	65,072
Rebates and fees due to customers	54,374	50,350
Accrued collaboration liabilities	27,269	20,188
Other current liabilities	124,483	78,924
Total current liabilities	376,816	324,359
Long-term portion of operating lease liabilities	190,858	190,170
Other long-term liabilities	61,616	68,533
Total liabilities	629,290	583,062
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000 shares authorized; issued and outstanding: 310,970 and 323,951 at September 30, 2023, and December 31, 2022, respectively	311	324
Additional paid-in capital	2,487,370	2,536,849
Accumulated other comprehensive loss	(14,012)	(14,521)
Accumulated deficit	(126,049)	(34,225)
Total stockholders’ equity	2,347,620	2,488,427
Total liabilities and stockholders' equity	$2,976,910	$3,071,489
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Net product revenues	$426,497	$366,482	$1,199,543	$1,023,824
License revenues	42,367	34,384	133,406	123,977
Collaboration services revenues	3,056	10,872	17,607	39,344
Total revenues	471,920	411,738	1,350,556	1,187,145
Operating expenses:
Cost of goods sold	18,774	15,305	50,794	41,989
Research and development	332,585	198,837	799,401	554,989
Selling, general and administrative	138,144	114,983	411,264	340,605
Total operating expenses	489,503	329,125	1,261,459	937,583
Income (loss) from operations	(17,583)	82,613	89,097	249,562
Interest income	23,112	9,498	65,155	16,077
Other income (expense), net	289	(69)	230	140
Income before income taxes	5,818	92,042	154,482	265,779
Provision for income taxes	4,777	18,832	32,235	53,324
Net income	$1,041	$73,210	$122,247	$212,455
Net income per share:
Basic	$0.00	$0.23	$0.38	$0.66
Diluted	$0.00	$0.23	$0.38	$0.65
Weighted-average common shares outstanding:
Basic	315,496	322,148	321,373	320,949
Diluted	319,247	325,066	324,277	324,420
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$1,041	$73,210	$122,247	$212,455
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale debt securities, net of tax impact of $(126), $2,457, $(121) and $4,752, respectively	425	(8,621)	509	(16,780)
Comprehensive income	$1,466	$64,589	$122,756	$195,675
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2023	320,253	$320	$2,530,869	$(14,437)	$11,186	$2,527,938
Net income	—	—	—	—	1,041	1,041
Other comprehensive income	—	—	—	425	—	425
Issuance of common stock under equity incentive plans	1,052	1	7,089	—	—	7,090
Stock transactions associated with taxes withheld on equity awards	—	—	(9,751)	—	—	(9,751)
Repurchases of common stock	(10,335)	(10)	(81,666)	—	(138,276)	(219,952)
Stock-based compensation	—	—	40,829	—	—	40,829
Balance at September 30, 2023	310,970	$311	$2,487,370	$(14,012)	$(126,049)	$2,347,620

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2022	321,800	$322	$2,477,117	$(8,917)	$(77,262)	$2,391,260
Net income	—	—	—	—	73,210	73,210
Other comprehensive loss	—	—	—	(8,621)	—	(8,621)
Issuance of common stock under equity incentive plans	741	1	2,847	—	—	2,848
Stock transactions associated with taxes withheld on equity awards	—	—	(4,906)	—	—	(4,906)
Stock-based compensation	—	—	37,611	—	—	37,611
Balance at September 30, 2022	322,541	$323	$2,512,669	$(17,538)	$(4,052)	$2,491,402
Continued on next page

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	323,951	$324	$2,536,849	$(14,521)	$(34,225)	$2,488,427
Net income	—	—	—	—	122,247	122,247
Other comprehensive income	—	—	—	509	—	509
Issuance of common stock under equity incentive and stock purchase plans	3,962	4	24,413	—	—	24,417
Stock transactions associated with taxes withheld on equity awards	—	—	(23,096)	—	—	(23,096)
Repurchases of common stock	(16,943)	(17)	(133,678)	—	(214,071)	(347,766)
Stock-based compensation	—	—	82,882	—	—	82,882
Balance at September 30, 2023	310,970	$311	$2,487,370	$(14,012)	$(126,049)	$2,347,620

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	318,842	$319	$2,427,561	$(758)	$(216,507)	$2,210,615
Net income	—	—	—	—	212,455	212,455
Other comprehensive loss	—	—	—	(16,780)	—	(16,780)
Issuance of common stock under equity incentive and stock purchase plans	3,699	4	18,676	—	—	18,680
Stock transactions associated with taxes withheld on equity awards	—	—	(16,091)	—	—	(16,091)
Stock-based compensation	—	—	82,523	—	—	82,523
Balance at September 30, 2022	322,541	$323	$2,512,669	$(17,538)	$(4,052)	$2,491,402
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Net income	$122,247	$212,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,191	14,929
Stock-based compensation	82,039	81,718
Non-cash lease expense	21,475	11,931
Acquired in-process research and development technology	128,500	4,500
Other, net	(12,372)	2,890
Changes in operating assets and liabilities:
Trade receivables, net	(33,804)	66,890
Inventory	(14,503)	(9,836)
Prepaid expenses and other assets	2,430	(35,166)
Accrued collaboration liabilities	1,081	(64,976)
Accounts payable and other liabilities	6,469	3,585
Net cash provided by operating activities	322,753	288,920
Cash flows from investing activities:
Purchases of investments	(823,847)	(1,079,411)
Proceeds from maturities and sales of investments	884,989	826,768
Acquired in-process research and development technology	(122,500)	(8,000)
Purchases of property, equipment and other	(27,334)	(17,989)
Net cash used in investing activities	(88,692)	(278,632)
Cash flows from financing activities:
Payments for repurchases of common stock	(341,082)	—
Proceeds from issuance of common stock under equity incentive and stock purchase plans	24,339	18,680
Taxes paid related to net share settlement of equity awards	(23,136)	(16,091)
Net cash provided by (used in) financing activities	(339,879)	2,589
Net increase (decrease) in cash and cash equivalents	(105,818)	12,877
Cash and cash equivalents at beginning of period	502,677	663,891
Cash and cash equivalents at end of period	$396,859	$676,768
Supplemental cash flow disclosures:
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$13,612	$121,958
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (Exelixis, we, our or us) is an oncology company innovating next-generation medicines and combination regimens at the forefront of cancer care. Through the commitment of our drug discovery, development and commercialization resources, we have produced four marketed pharmaceutical products, two of which are formulations of our flagship molecule, cabozantinib. We continue to evolve our product portfolio, leveraging our investments, expertise and strategic partnerships to target an expanding range of tumor types and indications with our clinically differentiated pipeline of small molecules, antibody-drug conjugates and other biotherapeutics.
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
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial statements for the periods presented have been included. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or for any future period. The accompanying Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2022, included in Part II, Item 8 of our Annual Report on Form 10-K, filed with the SEC on February 7, 2023 (Fiscal 2022 Form 10-K).
We have adopted a 52- or 53-week fiscal year policy that ends on the Friday closest to December 31st. Fiscal year 2023, which is a 52-week fiscal year, will end on December 29, 2023 and fiscal year 2022, which was a 52-week fiscal year, ended on December 30, 2022. For convenience, references in this report as of and for the fiscal periods ended September 29, 2023, and as of and for the fiscal years ending December 29, 2023 and ended December 30, 2022 are indicated as being as of and for the periods ended September 30, 2023, and the years ending December 31, 2023 and ended December 31, 2022, respectively.

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
Significant Accounting Policies
There have been no material changes to our significant accounting policies during the nine months ended September 30, 2023, as compared to the significant accounting policies disclosed in “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2022 Form 10-K.
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

NOTE 2. REVENUES
Revenues consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product revenues:
Gross product revenues	$590,442	$496,141	$1,674,937	$1,427,451
Discounts and allowances	(163,945)	(129,659)	(475,394)	(403,627)
Net product revenues	426,497	366,482	1,199,543	1,023,824
Collaboration revenues:
License revenues	42,367	34,384	133,406	123,977
Collaboration services revenues	3,056	10,872	17,607	39,344
Total collaboration revenues	45,423	45,256	151,013	163,321
Total revenues	$471,920	$411,738	$1,350,556	$1,187,145
The percentage of total revenues by customer who individually accounted for 10% or more of our total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Affiliates of McKesson Corporation	18%	18%	17%	18%
Affiliates of AmerisourceBergen Corporation	18%	18%	17%	16%
Affiliates of CVS Health Corporation	17%	19%	17%	17%
Accredo Health, Incorporated	12%	11%	12%	10%
Affiliates of Optum Specialty Pharmacy	10%	9%	10%	9%
Ipsen Pharma SAS	8%	8%	8%	11%
The percentage of trade receivables by customer who individually accounted for 10% or more of our trade receivables were as follows:

	September 30, 2023	December 31, 2022
Affiliates of McKesson Corporation	22%	22%
Affiliates of AmerisourceBergen Corporation	19%	18%
Ipsen Pharma SAS	18%	20%
Affiliates of CVS Health Corporation	14%	18%
Cardinal Health, Inc.	9%	11%
Revenues by geographic region were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
U.S.	$429,605	$369,480	$1,213,089	$1,033,160
Europe	36,021	34,818	106,286	131,585
Japan	6,294	7,440	31,181	22,400
Total revenues	$471,920	$411,738	$1,350,556	$1,187,145
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
Net product revenues by product were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
CABOMETYX	$422,155	$361,385	$1,187,220	$1,003,356
COMETRIQ	4,342	5,097	12,323	20,468
Net product revenues	$426,497	$366,482	$1,199,543	$1,023,824
Product Sales Discounts and Allowances
The activities and ending reserve balances for each significant category of discounts and allowances, which constitute variable consideration, were as follows (in thousands):

	Chargebacks, Discounts for Prompt Payment and Other	Other Customer Credits/Fees and Co-pay Assistance	Rebates	Total
Balance at December 31, 2022	$26,881	$14,924	$35,426	$77,231
Provision related to sales made in:
Current period	308,103	40,923	129,922	478,948
Prior periods	293	(1,168)	(2,679)	(3,554)
Payments and customer credits issued	(313,660)	(38,497)	(124,477)	(476,634)
Balance at September 30, 2023	$21,617	$16,182	$38,192	$75,991
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

Contract assets and liabilities were as follows (in thousands):

	September 30, 2023	December 31, 2022
Contract assets (1)	$635	$1,659

Contract liabilities:
Current portion (2)	$6,974	$7,488
Long-term portion (3)	6,371	6,582
Total contract liabilities	$13,345	$14,070
____________________
(1) Presented in other long-term assets in the accompanying Condensed Consolidated Balance Sheets.
(2) Presented in other current liabilities in the accompanying Condensed Consolidated Balance Sheets.
(3) Presented in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.
During the nine months ended September 30, 2023 and 2022, we recognized $4.9 million and $6.6 million, respectively, in revenues that were included in the beginning deferred revenues balance for those periods.
During the three and nine months ended September 30, 2023, we recognized $41.1 million and $133.0 million, respectively, in revenues for performance obligations satisfied in previous periods, as compared to $33.9 million and $125.0 million for the corresponding prior year periods. Such revenues were primarily related to royalty payments allocated to our license performance obligations for our collaborations with Ipsen, Takeda, Daiichi Sankyo and Genentech and the recognition of license revenues for the achievement of certain milestones allocated to the license performance obligations for our collaborations with Ipsen and Takeda.
As of September 30, 2023, $63.8 million of the combined transaction prices for our Ipsen and Takeda collaborations were allocated to research and development services performance obligations that had not yet been satisfied. See “Note 3. Collaboration Agreements and Business Development Activities” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2022 Form 10-K for additional information about the expected timing to satisfy these performance obligations.
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

Revenues under the collaboration and license agreement, as amended, with Ipsen were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
License revenues	$34,777	$27,607	$98,607	$103,389
Collaboration services revenues	1,244	7,211	7,679	28,196
Total collaboration revenues	$36,021	$34,818	$106,286	$131,585
As of September 30, 2023, $32.2 million of the transaction price for this collaboration and license agreement, as amended, was allocated to our research and development services performance obligation that has not yet been satisfied.
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
Revenues under the collaboration and license agreement, as amended, with Takeda were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
License revenues	$2,974	$2,690	$17,185	$7,755
Collaboration services revenues	1,812	3,661	9,928	11,148
Total collaboration revenues	$4,786	$6,351	$27,113	$18,903
During the three and nine months ended September 30, 2023, we recognized $0.1 million and $9.9 million, respectively, in revenues in connection with a commercial milestone of $11.0 million from Takeda upon their achievement of $150.0 million of cumulative net sales of cabozantinib in Japan.
As of September 30, 2023, $31.6 million of the transaction price for this collaboration and license agreement, as amended, was allocated to our research and development services performance obligations that have not yet been satisfied.
Royalty Pharma
In October 2002, we established a product development and commercialization collaboration agreement with GlaxoSmithKline (GSK), that required us to pay a 3% royalty to GSK on the worldwide net sales of any product incorporating cabozantinib sold by us and our collaboration partners. Effective January 1, 2021, Royalty Pharma plc (Royalty Pharma) acquired from GSK all rights, title and interest in royalties on net product sales containing cabozantinib for non-U.S. markets for the full term of the royalty and for the U.S. market through September 2026, after which time U.S. royalties will revert back to GSK. Royalty fees earned by Royalty Pharma in connection with our sales of cabozantinib are included in cost of goods sold and as a reduction of collaboration services revenues for sales by our collaboration partners. Such royalty fees earned by Royalty Pharma were $17.5 million and $50.2 million during the three and nine months ended September 30, 2023, respectively, as compared to $14.9 million and $42.6 million for the corresponding prior year periods.

Research Collaborations, In-Licensing Arrangements and Other Business Development Activities
We enter into collaborative arrangements with other pharmaceutical or biotechnology companies to develop and commercialize drug candidates or intellectual property. Our research collaborations and in-licensing arrangements are intended to enhance our early-stage pipeline and expand our ability to discover, develop and commercialize novel therapies with the goal of providing new treatment options for cancer patients and their physicians. Our research collaborations, in-licensing arrangements and other strategic transactions generally include upfront payments for the purchase or in-licensing of intellectual property, development, regulatory and commercial milestone payments, and royalty payments, in each case contingent upon the occurrence of certain future events linked to the success of the asset in development. Certain of our research collaborations provide us exclusive options that give us the right to license programs or acquire the intellectual property developed under the research collaborations for further discovery and development. When we decide to exercise the options, we are required to pay an exercise fee and then assume the responsibilities for all subsequent development, manufacturing and commercialization.
During the three and nine months ended September 30, 2023, we recognized $103.5 million and $165.0 million, respectively, within research and development expenses on the Condensed Consolidated Statements of Income, primarily related to upfront payments for the purchase or in-licensing of intellectual property and development milestone payments related to costs of intellectual property that have not yet achieved technological feasibility, research and development funding and other fees.
In September 2023, we entered into an exclusive global license agreement with Insilico Medicine US Inc. and its parent company, Insilico Medicine Hong Kong Limited, along with certain other affiliated entities (individually and collectively referred to as Insilico). Under the terms of the agreement, we made an upfront payment of $80.0 million to obtain an exclusive, worldwide license to develop and commercialize XL309 (formerly ISM3091), and other USP1-targeting compounds which was recognized as research and development expenses as noted above given the intellectual property has not yet achieved technological feasibility. Insilico is eligible to receive up to $100.0 million upon achievement of potential future development milestones and up to $775.0 million upon achievement of commercial milestones, as well as tiered royalties on future net sales of products.
As of September 30, 2023, in conjunction with these collaborative in-licensing arrangements and asset purchase agreements, we are subject to potential future development milestone payments of up to $774.0 million, regulatory milestone payments of up to $615.2 million and commercial milestone payments of up to $3.9 billion, each in the aggregate per product or target, as well as royalties on future net sales of products.
NOTE 4. CASH AND INVESTMENTS
Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments consisted of the following (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$386,363	$—	$—	$386,363
Corporate bonds	832,075	123	(12,103)	820,095
U.S. Treasury and government-sponsored enterprises	441,576	4	(5,754)	435,826
Municipal bonds	6,000	—	(85)	5,915
Total debt securities available-for-sale	1,666,014	127	(17,942)	1,648,199
Money market funds	182,464	—	—	182,464
Certificates of deposit	84,404	—	—	84,404
Total cash, cash equivalents and investments	$1,932,882	$127	$(17,942)	$1,915,067

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$722,018	$—	$—	$722,018
Corporate bonds	810,439	541	(13,132)	797,848
U.S. Treasury and government-sponsored enterprises	338,218	48	(5,679)	332,587
Municipal bonds	16,385	—	(223)	16,162
Total debt securities available-for-sale	1,887,060	589	(19,034)	1,868,615
Cash	41	—	—	41
Money market funds	94,344	—	—	94,344
Certificates of deposit	103,681	—	—	103,681
Total cash, cash equivalents and investments	$2,085,126	$589	$(19,034)	$2,066,681
As of September 30, 2023, there are no restrictions on cash, cash equivalents or investments. As of December 31, 2022, $1.5 million in certificates of deposit were used to collateralize letters of credit agreements and were classified as other long-term assets based upon the remaining term of the underlying restriction.
Interest receivable was $12.1 million and $7.3 million as of September 30, 2023 and December 31, 2022, respectively, and is included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Realized gains and losses on the sales of investments were immaterial during the three and nine months ended September 30, 2023 and 2022.
We manage credit risk associated with our investment portfolio through our investment policy, which limits purchases to high-quality issuers and the amount of our portfolio that can be invested in a single issuer. The fair value and gross unrealized losses on debt securities available-for-sale in an unrealized loss position were as follows (in thousands):

	September 30, 2023
	Fair Value	Gross Unrealized Losses
Corporate bonds	$772,154	$(12,103)
U.S. Treasury and government-sponsored enterprises	420,831	(5,754)
Municipal bonds	5,915	(85)
Total	$1,198,900	$(17,942)

	December 31, 2022
	Fair Value	Gross Unrealized Losses
Corporate bonds	$706,711	$(13,132)
U.S. Treasury and government-sponsored enterprises	308,307	(5,679)
Municipal bonds	15,792	(223)
Total	$1,030,810	$(19,034)

There were 350 and 285 debt securities available-for-sale in an unrealized loss position as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, all securities had been in an unrealized loss position for less than twelve months except for 135 debt securities available-for-sale with an aggregate fair value of $468.0 million and an aggregate $10.6 million unrealized loss. As of December 31, 2022, all securities had been in an unrealized loss position for less than twelve months except for 81 debt securities available-for-sale with an aggregate fair value of $237.6 million and an aggregate $6.1 million unrealized loss. During the nine months ended September 30, 2023, we did not record an allowance for credit losses or other impairment charges on our investment securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. Based on the scheduled maturities of our investments, we determined that it was more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The fair values of debt securities available-for-sale by contractual maturity were as follows (in thousands):

	September 30, 2023	December 31, 2022
Maturing in one year or less	$836,519	$1,114,884
Maturing after one year through five years	811,680	753,731
Total debt securities available-for-sale	$1,648,199	$1,868,615
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
The classifications within the fair value hierarchy of our financial assets that were measured and recorded at fair value on a recurring basis were as follows (in thousands):

	September 30, 2023
	Level 1	Level 2	Total
Commercial paper	$—	$386,363	$386,363
Corporate bonds	—	820,095	820,095
U.S. Treasury and government-sponsored enterprises	—	435,826	435,826
Municipal bonds	—	5,915	5,915
Total debt securities available-for-sale	—	1,648,199	1,648,199
Money market funds	182,464	—	182,464
Certificates of deposit	—	84,404	84,404
Total financial assets carried at fair value	$182,464	$1,732,603	$1,915,067

	December 31, 2022
	Level 1	Level 2	Total
Commercial paper	$—	$722,018	$722,018
Corporate bonds	—	797,848	797,848
U.S. Treasury and government-sponsored enterprises	—	332,587	332,587
Municipal bonds	—	16,162	16,162
Total debt securities available-for-sale	—	1,868,615	1,868,615
Money market funds	94,344	—	94,344
Certificates of deposit	—	103,681	103,681
Total financial assets carried at fair value	$94,344	$1,972,296	$2,066,640
When available, we value investments based on quoted prices for those financial instruments, which is a Level 1 input. Our remaining investments are valued using third-party pricing sources, which use observable market prices, interest rates and yield curves observable at commonly quoted intervals for similar assets as observable inputs for pricing, which is a Level 2 input.
The carrying amount of our remaining financial assets and liabilities, which include receivables and payables, approximate their fair values due to their short-term nature.
Forward Foreign Currency Contracts
We have entered into forward contracts to hedge certain operational exposures for the changes in foreign currency exchange rates associated with assets or liabilities denominated in foreign currencies, primarily the Euro.
As of September 30, 2023, we had one forward contract outstanding to sell €3.9 million. The forward contract with a maturity of three months is recorded at fair value and is included in other current liabilities in the accompanying Condensed Consolidated Balance Sheets. The unrealized loss on the forward contract is immaterial as of September 30, 2023. The forward contract is considered a Level 2 in the fair value hierarchy of our fair value measurements. The net realized gains we recognized on the maturity of forward contracts were immaterial for the nine months ended September 30, 2023 and $1.5 million for the corresponding prior year period. Realized and unrealized gains and losses on our forward contracts are included in other income (expense), net on our Condensed Consolidated Statements of Income.
NOTE 6. INVENTORY
Inventory consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$8,014	$8,077
Work in process	51,668	43,564
Finished goods	17,940	10,635
Total	$77,622	$62,276

Balance Sheet classification:
Current portion included in inventory	$24,978	$33,299
Long-term portion included in other long-term assets	52,644	28,977
Total	$77,622	$62,276

NOTE 7. STOCKHOLDERS’ EQUITY
Stock-based Compensation
We have several equity incentive plans under which we granted stock options and restricted stock units (RSUs), including performance-based restricted stock units (PSUs), to employees and directors. As of September 30, 2023, 28,107,770 shares were available for grant under the Exelixis, Inc. 2017 Equity Incentive Plan (as amended and restated, the 2017 Plan). The share reserve is reduced by 1 share for each share issued pursuant to a stock option and 2 shares for full value awards, including RSUs and PSUs.
We allocated the stock-based compensation expense for our equity incentive plans and our Employee Stock Purchase Plan (ESPP) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$12,438	$16,438	$25,279	$34,886
Selling, general and administrative	28,040	20,899	56,760	46,832
Total stock-based compensation expense	$40,478	$37,337	$82,039	$81,718
Stock-based compensation expense for each type of award under our equity incentive plans and ESPP were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$1,882	$3,299	$5,966	$10,470
RSUs	18,440	22,233	50,804	54,234
PSUs	19,463	11,331	22,129	14,621
ESPP	693	474	3,140	2,393
Total stock-based compensation expense	$40,478	$37,337	$82,039	$81,718
During the nine months ended September 30, 2023, we granted 357,233 stock options with a weighted average exercise price of $20.41 per share and a weighted average grant date fair value of $9.45 per share. Stock options granted during the nine months ended September 30, 2023 have vesting conditions and contractual lives of a similar nature to those described in “Note 8. Employee Benefit Plans” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2022 Form 10-K. As of September 30, 2023, there were 8,537,173 stock options outstanding and $11.8 million of related unrecognized compensation expense.
In April 2023, we awarded to certain employees an aggregate of 849,866 RSUs (the target amount) that are subject to a total shareholder return (TSR) market condition (the 2023 TSR-based RSUs). The TSR market condition is based on our relative TSR percentile rank compared to companies in the NASDAQ Biotechnology Index during the performance period, which is December 31, 2022 through January 2, 2026. Depending on the results relative to the TSR market condition, the holders of the 2023 TSR-based RSUs may earn up to 175% of the target amount of shares. 50% of the shares earned pursuant to the 2023 TSR-based RSU awards will vest at the end of the performance period, and the remainder will vest approximately one year later, subject to an employee’s continuous service. These 2023 TSR-based RSUs will be forfeited if the market condition at or above a threshold level is not achieved at the end of the performance period on January 2, 2026.

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
During the nine months ended September 30, 2023, we granted 2,879,109 service-based RSUs with a weighted average grant date fair value of $19.41 per share. As of September 30, 2023, there were 12,229,658 RSUs outstanding, including RSUs that are subject to a TSR market condition, and $181.7 million of related unrecognized compensation expense. Service-based RSUs granted to employees during the nine months ended September 30, 2023 have vesting conditions and contractual lives of a similar nature to those described in “Note 8. Employee Benefit Plans” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2022 Form 10-K.
As of September 30, 2023, there were 3,931,231 PSUs outstanding, of which 1,489,209 PSUs relate to awards that we either achieved the performance goal or determined that attainment of the performance goal was probable. Expense recognition for PSUs commences when it is determined that attainment of the performance goal is probable. During the three months ended September 30, 2023, we achieved certain performance conditions for 912,881 PSUs granted during 2020 (the 2020 PSUs) and recognized $18.1 million of stock-based compensation expense related to the 2020 PSUs. As of September 30, 2023, the remaining unrecognized stock-based compensation expense for the PSUs that were either achieved or deemed probable of achievement was $8.1 million. The total unrecognized compensation expense for the PSUs for which we have not yet determined that attainment of the performance goal is probable was $54.0 million. For more information about our PSUs, see “Note 8. Employee Benefit Plans” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2022 Form 10-K.
Common Stock Repurchases
In March 2023, our Board of Directors authorized a stock repurchase program to acquire up to $550 million of our outstanding common stock before the end of 2023. During the nine months ended September 30, 2023, we repurchased 16,943,230 shares of common stock under our stock repurchase program for an aggregate purchase price of $344.8 million. As of September 30, 2023, approximately $205.2 million remained available for future stock repurchases before the end of 2023, pursuant to our stock repurchase program.
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
NOTE 8. PROVISION FOR INCOME TAXES
The effective tax rates for the three and nine months ended September 30, 2023 were 82.1% and 20.9% respectively, as compared to 20.5% and 20.1% for the corresponding periods in 2022. The effective tax rate for the three months ended September 30, 2023, differed from the U.S. federal statutory tax rate of 21% primarily due to non-deductible executive compensation and the branded prescription drug fee, partially offset by the generation of federal tax credits. The effective tax rate for the nine months ended September 30, 2023, differed from the U.S. federal statutory tax rate of 21% primarily due to the generation of federal tax credits, partially offset by non-deductible executive compensation and state taxes. The effective tax rates for the three and nine months ended September 30, 2022, differed from the U.S. federal statutory tax rate of 21%, primarily due to excess tax benefits related to the exercise of certain stock options during the periods and the generation of federal tax credits, partially offset by state taxes.

NOTE 9. NET INCOME PER SHARE
Net income per share — basic and diluted, were computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$1,041	$73,210	$122,247	$212,455
Denominator:
Weighted-average common shares outstanding — basic	315,496	322,148	321,373	320,949
Dilutive securities	3,751	2,918	2,904	3,471
Weighted-average common shares outstanding — diluted	319,247	325,066	324,277	324,420

Net income per share — basic	$0.00	$0.23	$0.38	$0.66
Net income per share — diluted	$0.00	$0.23	$0.38	$0.65
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Anti-dilutive securities and contingently issuable shares excluded	10,144	15,059	13,164	15,311
NOTE 10. COMMITMENTS AND CONTINGENCIES
Leases
In May 2023, in connection with the commencement of our lease of laboratory facilities located in Pennsylvania, we recognized a right-of-use asset and an operating lease liability of $13.2 million. We estimated the lease term to be 60 months taking into consideration our early termination rights.
For more information about our Leases, see “Note 11. Commitments and Contingencies – Leases” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2022 Form 10-K.

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
On June 21, 2022, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015, if those claims are not found to be invalid, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s ANDA product prior to the expiration of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015 would also infringe certain claims of each patent, if those claims are not found to be invalid. In our MSN II complaints, we are seeking, among other relief, an order that the effective date of any FDA approval of MSN’s ANDA would be a date no earlier than the expiration of all of U.S. Patents No. 11,091,439, 11,091,440, 11,098,015 and 11,298,349, the latest of which expires on February 10, 2032, and equitable relief enjoining MSN from infringing these patents. On September 28, 2023, the Delaware District Court granted the parties’ stipulation of dismissal of MSN’s equitable defenses and counterclaims. A bench trial occurred in October 2023, and a judgment is expected during the first half of 2024.
Teva ANDA Litigation
In May 2021, we received notice letters from Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals Development, Inc. and Teva Pharmaceuticals USA, Inc. (individually and collectively referred to as Teva) regarding an ANDA Teva submitted to the FDA, requesting approval to market a generic version of CABOMETYX tablets. Teva’s notice letters included a Paragraph IV certification with respect to our U.S. Patents No. 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Orange Book. Teva’s notice letters did not provide a Paragraph IV certification against any additional CABOMETYX patents. On June 17, 2021, we filed a complaint in the Delaware District Court for patent infringement against Teva asserting infringement of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 arising from Teva’s ANDA filing with the FDA. On August 27, 2021, Teva filed its answer and counterclaims to the complaint, alleging that the asserted claims of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 are invalid and not infringed. On September 17, 2021, we filed an answer to Teva’s counterclaims. On July 29, 2022, we received notice from Teva that it had amended its ANDA to assert an additional Paragraph IV certification. As amended, Teva’s ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of a previously-unasserted CABOMETYX patent that is now listed in the Orange Book: U.S. Patent No. 11,298,349 (pharmaceutical composition). On September 2, 2022, we filed a complaint in the Delaware District Court for patent infringement against Teva, asserting infringement of U.S. Patent No. 11,298,349 arising from Teva’s amended ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA be a date no earlier than the expiration of all of U.S. Patents No. 9,724,342, 10,034,873, 10,039,757 and 11,298,349, the latest of which expires on July 9, 2033, and equitable relief enjoining Teva from infringing these patents. On September 30, 2022, the parties filed a stipulation to consolidate the two lawsuits, numbered Civil Action Nos. 21-00871 and 22-01168, and to stay all proceedings, which was granted by the Delaware District Court on October 3, 2022. Following a similar order granted by the Delaware District Court on February 9, 2022 to stay all proceedings with respect to Civil Action No. 21-00871, this case remained administratively closed, and Civil Action No. 22-01168 was administratively closed on October 3, 2022. On July 18, 2023, we entered into a settlement and license agreement (the Teva Settlement Agreement) with Teva to end these litigations. Pursuant to the terms of the Teva Settlement Agreement, we will grant Teva a license to market its generic version of CABOMETYX in the U.S. beginning on January 1, 2031, if approved by the FDA and subject to conditions and exceptions common to agreements of this type. On September 15, 2023, the parties filed a joint stipulation of dismissal with the Delaware District Court, and on September 19, 2023, the Delaware District Court granted the parties’ stipulation and dismissed the case without prejudice.
Cipla ANDA Litigation
On February 6, 2023, we received a notice letter regarding an ANDA submitted to the FDA by Cipla, Ltd. and Cipla USA, Inc. (individually and collectively referred to as Cipla), including a Paragraph IV certification with respect to our U.S. Patents No. 8,877,776 (salt and polymorphic forms), 9,724,342 (formulations), 10,039,757 (methods of treatment), 11,091,439 (crystalline salt forms), 11,091,440 (pharmaceutical composition), 11,098,015 (methods of treatment) and 11,298,349 (pharmaceutical composition). Cipla’s notice letter did not provide a Paragraph IV certification against any additional CABOMETYX patents. On March 16, 2023, we filed a complaint in the Delaware District Court for patent infringement against Cipla asserting infringement of U.S. Patents No. 8,877,776, 11,091,439, 11,091,440, 11,098,015 and 11,298,349 arising from Cipla’s ANDA filing with the FDA. Cipla’s ANDA requests approval to market a generic version of CABOMETYX tablets prior to the expiration of the aforementioned patents. We are seeking, among other relief, an order that the effective date of any FDA approval of Cipla’s ANDA would be a date no earlier than the expiration of all of U.S. Patents No. 8,877,776, 11,091,439, 11,091,440, 11,098,015 and 11,298,349, the latest of which expires on February 10, 2032, and equitable relief enjoining Cipla from infringing these patents. On May 4, 2023, we filed, under seal, a stipulation and proposed order to stay all proceedings, and the Delaware District Court, in a sealed order on the same day, granted the proposed order and administratively closed the case. On May 5, 2023, the Delaware District Court issued a redacted version of the May 4, 2023 order.
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

Overview
We are an oncology company innovating next-generation medicines and combination regimens at the forefront of cancer care. Through the commitment of our drug discovery, development and commercialization resources, we have produced four marketed pharmaceutical products, two of which are formulations of our flagship molecule, cabozantinib. We continue to evolve our product portfolio, leveraging our investments, expertise and strategic partnerships to target an expanding range of tumor types and indications with our clinically differentiated pipeline of small molecules, antibody-drug conjugates (ADCs) and other biotherapeutics.
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
We plan to continue leveraging our operating cash flows to support the ongoing investigation of cabozantinib in phase 3 trials for new indications and the advancement of a broad array of diverse biotherapeutics and small molecule programs for the treatment of cancer exploring multiple modalities and mechanisms of action. Of the clinical-stage assets that have emerged from our drug discovery and preclinical activities thus far, the furthest along are zanzalintinib, a next-generation oral tyrosine kinase inhibitor (TKI), and XB002, an ADC that targets tissue factor (TF). Both of these assets are next-generation approaches that build on prior clinical experience, which we believe reduces program risk. We are also focused on conserving capital and managing risks of clinical failure by in-licensing or securing options to acquire other investigational drug candidates from third parties if those assets demonstrate evidence of clinical success. Recent examples of this approach are: CBX-12 (alphalexTM exatecan), a clinical-stage, first-in-class peptide-drug conjugate (PDC) invented by Cybrexa Therapeutics (Cybrexa) that utilizes Cybrexa’s proprietary alphalex technology to enhance the delivery of exatecan, a highly potent, second-generation topoisomerase I inhibitor, to tumor cells; ADU-1805, a clinical-stage and potentially best-in-class monoclonal antibody developed by Sairopa B.V. (Sairopa) that targets SIRPα; and XL309 (formerly ISM3091), a potentially best-in-class small molecule inhibitor of USP1 in-licensed from Insilico (as defined below) that has potentially broad applicability in BRCA-mutant tumors.
Cabozantinib Franchise
The FDA first approved CABOMETYX in the U.S. as a monotherapy for previously treated patients with advanced RCC in April 2016, and then for previously untreated patients with advanced RCC in December 2017. In January 2021, the CABOMETYX label was expanded to include first-line advanced RCC in combination with OPDIVO, which was the first CABOMETYX regimen approved for treatment in combination with an immune checkpoint inhibitor (ICI). In addition to RCC, in January 2019, the FDA approved CABOMETYX for the treatment of patients with HCC previously treated with sorafenib, and then in September 2021, the FDA approved CABOMETYX for the treatment of adult and pediatric patients 12 years of age and older with locally advanced or metastatic DTC that has progressed following prior VEGF receptor-targeted therapy and who are RAI-refractory or ineligible.

To develop and commercialize CABOMETYX and COMETRIQ outside the U.S., we have entered into license agreements with Ipsen Pharma SAS (Ipsen) and Takeda Pharmaceutical Company Limited (Takeda). To Ipsen, we granted the rights to develop and commercialize cabozantinib outside of the U.S. and Japan, and to Takeda we granted such rights in Japan. Both Ipsen and Takeda also contribute financially and operationally to the further global development and commercialization of the cabozantinib franchise in other potential indications, and we work closely with them on these activities. Utilizing its regulatory expertise and established international oncology marketing network, Ipsen has continued to execute on its commercialization plans for CABOMETYX, having received regulatory approvals and launched in multiple territories outside of the U.S., including in the European Union (EU), the United Kingdom and Canada, as a treatment for advanced RCC and for HCC in adults who have previously been treated with sorafenib. In addition, in March 2021, Ipsen and BMS received regulatory approval from the European Commission (EC) for CABOMETYX in combination with OPDIVO as a first-line treatment for patients with advanced RCC, followed by additional regulatory approvals for the combination in other territories beyond the EU. In May 2022, we announced that Ipsen received regulatory approval from the EC for CABOMETYX as a monotherapy for the treatment of adult patients with locally advanced or metastatic, RAI-refractory or ineligible DTC and who have progressed during or after prior systemic therapy, which followed an approval from Health Canada in April 2022 for a similar DTC indication. With respect to the Japanese market, Takeda received Manufacturing and Marketing Approvals in 2020 from the Japanese Ministry of Health, Labour and Welfare (MHLW) of CABOMETYX as a treatment of patients with curatively unresectable or metastatic RCC and as a treatment of patients with unresectable HCC who progressed after cancer chemotherapy. In August 2021, Takeda and Ono Pharmaceutical Co., Ltd., BMS’ development and commercialization partner in Japan, received Manufacturing and Marketing Approval from the MHLW of CABOMETYX in combination with OPDIVO as a treatment for unresectable or metastatic RCC.
We are also pursuing other indications for cabozantinib that have the potential to increase the number of cancer patients who could potentially benefit from this medicine. Building on preclinical and clinical observations that cabozantinib in combination with ICIs may promote a more immune-permissive tumor environment, we initiated several pivotal studies to further explore these combination regimens. The first of these studies to deliver results was CheckMate -9ER, a phase 3 pivotal trial evaluating the combination of CABOMETYX and OPDIVO compared to sunitinib in previously untreated, advanced or metastatic RCC. Positive results from CheckMate -9ER served as the basis for the FDA’s, EC’s and MHLW’s approvals of CABOMETYX in combination with OPDIVO as a first-line treatment of patients with advanced RCC in January 2021, March 2021 and August 2021, respectively. We are also collaborating with BMS on COSMIC-313, a phase 3 pivotal trial evaluating the triplet combination of cabozantinib, nivolumab and BMS’ CTLA-4 ICI, ipilimumab, versus the combination of nivolumab and ipilimumab in patients with previously untreated advanced intermediate- or poor-risk RCC. We announced top-line results from COSMIC-313 in July 2022, and in September 2022 we presented the data at the Presidential Symposium III at the 2022 European Society for Medical Oncology (ESMO) Congress. The trial met its primary endpoint, demonstrating significant improvement in blinded independent radiology committee (BIRC)-assessed progression-free survival (PFS) at the primary analysis for the triplet combination. At two prespecified interim analyses for the secondary endpoint of overall survival (OS), conducted most recently during the third quarter of 2023, the data did not meet the threshold for statistical significance; therefore, the trial will continue to the next planned analysis of OS, anticipated in 2024. The safety profile observed in the trial was reflective of the known safety profiles for each single agent, as well as the combination regimens used in this study. We plan to discuss a potential regulatory submission with the FDA when the results of the next OS analysis are available, provided such results are supportive.
To further expand our exploration of combinations with ICIs, we also initiated multiple trials evaluating cabozantinib in combination with F. Hoffmann-La Roche Ltd. (Roche)’s ICI, atezolizumab, beginning in 2017 with COSMIC-021, a broad phase 1b study evaluating the safety and tolerability of cabozantinib in combination with atezolizumab in patients with a wide variety of locally advanced or metastatic solid tumors. The encouraging efficacy and safety data that emerged from COSMIC-021 have been instrumental in guiding our clinical development strategy for cabozantinib in combination with ICIs. In August 2023, we announced positive top-line results from CONTACT-02, a phase 3 pivotal trial sponsored by us and co-funded by Roche, evaluating the cabozantinib and atezolizumab combination in patients with metastatic castration-resistant prostate cancer (mCRPC) who have been previously treated with one novel hormonal therapy (NHT). The trial met one of two primary endpoints, demonstrating a statistically significant improvement in PFS. At a prespecified interim analysis for the primary endpoint of OS, a trend toward improvement of OS was observed; however, the data were immature and did not meet the threshold for statistical significance. Therefore, the trial will continue to the next OS analysis as planned. The safety profile observed in the trial was reflective of the known safety profiles for each single agent, as well as the combination regimen used in this study. Based on feedback from the FDA, we will discuss a potential regulatory submission when the results of the next OS analysis are available. Detailed findings will be presented at a future medical meeting.

Beyond clinical trials that we or our collaboration partners sponsor, independent investigators also conduct trials evaluating cabozantinib through our Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute’s Cancer Therapy Evaluation Program (NCI-CTEP) or our investigator-sponsored trial (IST) program. Over time, the data we have obtained from these externally sponsored clinical trials have helped advance our development program for the cabozantinib franchise by informing subsequent label-enabling trials, including COSMIC-311, our phase 3 pivotal trial evaluating cabozantinib in previously treated patients with RAI-refractory DTC, from which positive results served as the basis for the FDA’s and EC’s approvals of CABOMETYX for DTC. Most recently, we announced positive results from the CABINET phase 3 pivotal study, which is sponsored by the National Cancer Institute under our CRADA and conducted by the Alliance for Clinical Trials in Oncology (The Alliance). In this study, the independent Data and Safety Monitoring Board (DSMB) unanimously recommended stopping enrollment and unblinding all patients due to dramatic improvements in PFS observed at an interim analysis. CABINET evaluated cabozantinib versus placebo in patients who experienced progression after prior systemic therapy in two independently powered cohorts: one for patients with advanced pancreatic neuroendocrine tumors (pNET); and another for patients with extra-pancreatic neuroendocrine tumors (epNET; historically referred to as carcinoid tumors). Data from CABINET demonstrated that cabozantinib substantially prolonged the time without disease progression or death in both pNET and epNET cohorts, and that the safety profile of cabozantinib observed in the trial was consistent with its known safety profile. Detailed findings from CABINET were accepted as a late-breaker abstract and presented during a Proffered Paper Session at the ESMO Congress on October 22, 2023. The median PFS based on local review for patients who received cabozantinib was 11.4 months for pNET and 8.3 months for epNET, compared to 3.0 months and 3.2 months, respectively, for patients who received placebo, and we plan to discuss these results with the FDA. In addition to facilitating label expansion for the cabozantinib franchise, data sets from these externally sponsored clinical trials may also prove valuable by informing our development plans for zanzalintinib.
Pipeline Activities
Zanzalintinib
The first compound to enter the clinic following our re-initiation of drug discovery activities in 2017 was zanzalintinib, a next-generation oral TKI that targets VEGF receptors, MET, AXL, MER and other kinases implicated in cancer’s growth and spread. In designing zanzalintinib, we sought to build upon our experience with cabozantinib, retaining a similar target profile while improving key characteristics, including the pharmacokinetic half-life. To date, we have initiated two large phase 1b/2 clinical trials studying zanzalintinib as monotherapy and in combination with ICIs (STELLAR-001 and STELLAR-002), as well as two phase 3 pivotal trials evaluating zanzalintinib in combination with ICIs (STELLAR-303 and STELLAR-304). STELLAR-001 is a phase 1b clinical trial evaluating zanzalintinib, both as a monotherapy and in combination with atezolizumab. We have established the recommended dose of 100 mg for both single-agent zanzalintinib and zanzalintinib in combination with atezolizumab, and we have completed enrollment in expansion cohorts for patients with clear cell RCC, non-clear cell RCC, mCRPC, colorectal cancer (CRC) and hormone-receptor positive breast cancer. We previously presented data from STELLAR-001 during poster sessions at the 2022 ESMO Congress in September 2022, which showed preliminary clinical activity similar to that observed with cabozantinib in phase 1 across a range of solid tumors and dose levels, with a manageable safety profile. In addition, data from the clear cell RCC expansion cohort of 32 previously treated patients will be presented at the International Kidney Cancer Symposium in November 2023. We continue to be encouraged by zanzalintinib’s emerging safety and efficacy profile. STELLAR-002 is a phase 1b clinical trial evaluating zanzalintinib in combination with either nivolumab, nivolumab and ipilimumab, or a fixed-dose combination of nivolumab and BMS’ relatlimab. We have established recommended doses for these zanzalintinib combination regimens for use in a diverse array of expansion cohorts that may include clear cell and non-clear cell RCC, HCC, NSCLC, squamous cell carcinoma of head and neck (SCCHN), urothelial carcinoma, mCRPC and CRC, and patient enrollment into these expansion cohorts is ongoing. To better understand the individual contribution of the therapies, treatment arms in the expansion cohorts may include zanzalintinib as a single agent in addition to the ICI combination regimens.
We initiated two phase 3 pivotal trials evaluating zanzalintinib in combination with ICIs in 2022. The first trial, STELLAR-303, was initiated in June 2022 and is evaluating zanzalintinib in combination with atezolizumab versus regorafenib in patients with metastatic non-microsatellite instability-high or non-mismatch repair-deficient CRC who have progressed after or are intolerant to the current standard of care. The trial aims to enroll approximately 874 patients worldwide, regardless of RAS status, with approximately 350 of these patients showing no evidence of liver metastases. Under the amended trial protocol, the primary efficacy endpoint of STELLAR-303 is OS in those patients without liver metastases, and the key secondary efficacy endpoint is OS in the full intent-to-treat population. Additional secondary endpoints include PFS and ORR per Response Evaluation Criteria in Solid Tumors (RECIST) v. 1.1, in each case as assessed by the investigator. The second trial, STELLAR-304, was initiated in December 2022 and is evaluating zanzalintinib in combination with nivolumab versus sunitinib in previously untreated patients with advanced non-clear cell RCC. The trial aims to enroll approximately

291 patients at approximately 173 sites globally. The primary efficacy endpoints of STELLAR-304 are PFS and ORR per RECIST v 1.1, in each case as assessed by BIRC. The secondary efficacy endpoint is OS. Beyond STELLAR-303 and STELLAR-304, we intend to initiate additional phase 3 trials and explore a series of early-stage and pivotal trials evaluating zanzalintinib in novel combination regimens across a broad array of future potential indications, including STELLAR-305, a planned phase 3 pivotal trial evaluating zanzalintinib in combination with Merck & Co., Inc.’s ICI, pembrolizumab, in patients with previously untreated, PD-L1 positive, recurrent or metastatic SCCHN.
Biotherapeutics
Much of our drug discovery activity focuses on discovering and advancing various biotherapeutics that have the potential to become anti-cancer therapies, such as bispecific antibodies, ADCs and other innovative treatments. ADCs in particular present a unique opportunity for new cancer treatments, given their capabilities to deliver anti-cancer drug payloads to targets with increased precision while minimizing impact on healthy tissues. This approach has been validated by multiple regulatory approvals for the commercial sale of ADCs in the past several years. To facilitate the growth of our various biotherapeutics programs, we have established multiple research collaborations and in-licensing arrangements and entered into other strategic transactions, aimed at conserving capital and managing risks, that provide us with access to antibodies, binders, payloads and conjugation technologies, which are the components employed to generate next-generation ADCs or multispecific antibodies.
Furthest along amongst our biotherapeutics programs is XB002, our lead TF-targeting ADC program, in-licensed from Iconic Therapeutics, Inc. (Iconic), now a wholly owned subsidiary of Endpoint Health, Inc. We are evaluating XB002, both as a single agent and in combination with either nivolumab or Roche’s bevacizumab, in JEWEL-101, a phase 1 study in patients with advanced solid tumors. In October 2022, we announced promising initial dose-escalation results from JEWEL-101 during the Antibody-drug Conjugates Poster Session at the 34th EORTC-NCI-AACR Symposium. The data demonstrated that XB002 was well-tolerated at multiple dose levels, and a pharmacokinetic analysis confirmed that XB002 was stable with low levels of free payload. We have initiated the cohort-expansion phase of JEWEL-101 for single-agent XB002, which is designed to further explore two doses of XB002 in individual tumor cohorts, including NSCLC, cervical cancer and ovarian cancer. Additional cohorts being evaluated with a single dose of XB002 include endometrial cancer, SCCHN, pancreatic cancer, esophageal cancer, mCRPC, triple negative breast cancer and hormone-receptor positive breast cancer, as well as a TF-expressing tumor-agnostic cohort. We are continuing to enroll patients in dose-escalation cohorts to determine recommended dosing for XB002 in combination with either nivolumab or bevacizumab, with additional expansion cohorts planned for these combinations as part of our goal to accelerate XB002 into full development. We also intend to evaluate the potential of XB002 in combination with other targeted therapies (including our other product candidates) across a wide range of tumor types, including indications other than those currently addressed by commercially available TF-targeted therapies.
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

We have already made significant progress under these and other research collaborations and in-licensing arrangements and believe we will continue to do so for the remainder of 2023. For example, as a direct result of these arrangements, we are advancing four biotherapeutics development candidates: XB010, XB014, XB628 and XB371. XB010, our first ADC advanced internally, targets the tumor antigen 5T4. It incorporates an antibody sourced from Invenra and was constructed using Catalent’s SMARTag site-specific bioconjugation platform. XB014 and XB628 are bispecific antibodies: XB014 combines a PD-L1 targeting arm with a CD47 targeting arm to block a macrophage checkpoint and XB628 targets PD-L1 and NKG2A, identified as key regulators of natural killer cell activity. Both XB014 and XB628 were developed, in part, in collaboration with Invenra. XB371 is a next-generation TF-targeting ADC that is differentiated from XB002 by its topoisomerase inhibitor payload, and was developed, in part, in collaboration with Catalent.
Other Small Molecules
Since its formation in 2000, our drug discovery group has advanced 25 compounds to the Investigational New Drug (IND) stage, either independently or with collaboration partners, and today we deploy our drug discovery expertise to advance small molecule drug candidates toward and through preclinical development. These efforts are led by our experienced scientists, including some of the same scientists who led the efforts to discover cabozantinib, cobimetinib and esaxerenone, each of which are now commercially distributed drug products. For example, as discussed above, zanzalintinib, which was discovered at Exelixis, is now being evaluated in phase 3 clinical trials. We augment our small molecule discovery activities through research collaborations and in-licensing arrangements with other companies engaged in small molecule discovery. Most recently, in September 2023, we entered into an exclusive global license agreement with Insilico Medicine US, Inc. and its parent company, Insilico Medicine Hong Kong Limited, along with certain other affiliated entities (individually and collectively referred to as Insilico). The agreement with Insilico grants us global rights to develop and commercialize XL309, a potentially best-in-class small molecule inhibitor of USP1, which has emerged as a synthetic lethal target in the context of BRCA-mutated tumors. In April 2023, the FDA cleared the initial IND for XL309 for the treatment of patients with solid tumors. Examples of our small molecule research collaborations and in-licensing arrangements include:
•STORM Therapeutics LTD (STORM), which is focused on the discovery and development of inhibitors of novel RNA modifying enzymes, including ADAR1; and
•Aurigene Oncology, Ltd. (Aurigene), which is focused on the discovery and development of novel small molecules as therapies for cancer.
The most advanced compounds to emerge from these arrangements is XL102, our lead program targeting CDK7, in-licensed from Aurigene. We are evaluating XL102, both as a single agent and in combination with other anti-cancer therapies, in QUARTZ-101, a phase 1 study in patients with inoperable, locally advanced or metastatic solid tumors. In December 2022, we announced initial dose-escalation results from QUARTZ-101 during the Poster Session at the 2022 San Antonio Breast Cancer Symposium. The data demonstrated that XL102 was well-tolerated at multiple dose levels, and a pharmacokinetic analysis supported adding investigation of twice-daily oral dosing, as well as introduction to a new formulation; dose escalation is ongoing.
As of the date of this Quarterly Report on Form 10-Q, we are currently working on more than 20 discovery programs and, pending data warranting further exploration, we anticipate advancing up to five new development candidates into preclinical development during the remainder of 2023. In addition, we will continue to engage in business development initiatives with the goal of acquiring and in-licensing promising oncology platforms and assets and then further characterize and develop them utilizing our established preclinical and clinical development infrastructure.

Third Quarter 2023 Business Updates and Financial Highlights
During the third quarter of 2023, we continued to execute on our business objectives, generating significant revenues from operations and enabling us to continue seeking to maximize the clinical and commercial potential of our products and expand our product pipeline. Significant business updates and financial highlights for the quarter and subsequent to quarter-end include:
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
•In August 2023, we announced positive results from CONTACT-02, the phase 3 pivotal trial evaluating cabozantinib in combination with atezolizumab versus a second NHT in patients with mCRPC who have been previously treated with an NHT. The combination met one of the primary endpoints, demonstrating a statistically significant improvement in PFS at the primary analysis. At a prespecified interim analysis for the other primary endpoint of OS, a trend toward improvement of OS was observed; however, the data were immature and did not meet the threshold for statistical significance. Therefore, the trial will continue to the next OS analysis as planned. We intend to discuss these findings with the FDA, and detailed findings will be presented at a future medical meeting.
•In August 2023, we appointed Amy Peterson, M.D., as our new Executive Vice President, Product Development & Medical Affairs, and Chief Medical Officer of the Company.
•In August 2023, we announced the early unblinding and halting of The Alliance’s phase 3 CABINET trial, as unanimously recommended by The Alliance’s independent DSMB due to significant improvements in efficacy observed during an interim analysis. We plan to discuss these results with the FDA.
•In September 2023, we entered into an exclusive license agreement with Insilico, which grants us global rights to develop and commercialize XL309.
•As of September 30, 2023, we have repurchased $344.8 million of our common stock. In March 2023, we announced the repurchase of up to $550 million of our common stock before the end of 2023.
•In October 2023, detailed findings from the phase 3 CABINET trial were presented during a Proffered Paper Session at the 2023 ESMO Congress.
•In November 2023, we expect to present data from the clear cell RCC expansion cohort of STELLAR-001 at the 2023 International Kidney Cancer Symposium.
Financial Highlights
•Net product revenues for the third quarter of 2023 were $426.5 million, as compared to $366.5 million for the third quarter of 2022.
•Total revenues for the third quarter of 2023 were $471.9 million, as compared to $411.7 million for the third quarter of 2022.
•Research and development expenses for the third quarter of 2023 were $332.6 million, as compared to $198.8 million for the third quarter of 2022.
•Selling, general and administrative expenses for the third quarter of 2023 were $138.1 million, as compared to $115.0 million for the third quarter of 2022.
•Provision for income taxes for the third quarter of 2023 was $4.8 million, as compared to $18.8 million for the third quarter of 2022.
•Net income for the third quarter of 2023 was $1.0 million, or $0.00 per share, basic and diluted, as compared to net income of $73.2 million, or $0.23 per share, basic and diluted, for the third quarter of 2022.
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
Achievement of our business objectives will also depend on our ability to maintain a competitive position in the shifting landscape of therapeutic strategies for the treatment of cancer, which we may not be able to do. On an ongoing basis, we assess the constantly evolving landscape of other approved and investigational cancer therapies that could be competitive, or complementary in combination, with our products, and we adapt our development strategies for the cabozantinib franchise and our pipeline product candidates accordingly, such as by modifying our clinical trials to include evaluation of our therapies with ICIs and other targeted agents. Even if our current and future clinical trials, including those evaluating cabozantinib in combination with an ICI in mCRPC or evaluating zanzalintinib in combination with an ICI in CRC and RCC, produce positive results sufficient to obtain marketing approval by the FDA and other global regulatory authorities, it is uncertain whether physicians will choose to prescribe regimens containing our products instead of competing products and product combinations in approved indications.
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
Separately, our research and development objectives may be impeded by the challenges of scaling our organization to meet the demands of expanded drug development, unanticipated delays in clinical testing and the inherent risks and uncertainties associated with drug discovery operations, especially on the global level. In particular, political tensions and outbreaks of hostilities in various regions of the world, most recently the conflict between Israel and Hamas, have had modest impacts on our clinical development operations and may continue to affect our ability to enroll patients and adhere to trial protocols and other procedures. Moreover, with respect to our efforts to expand our product pipeline, we may be unsuccessful in discovering new drug candidates or identifying appropriate candidates for in-licensing or acquisition.
Some of these challenges and risks are specific to our business, others are common to companies in the biopharmaceutical industry with development and commercial operations, and an additional category are macroeconomic, affecting all companies.
Fiscal Year Convention
We have adopted a 52- or 53-week fiscal year policy that ends on the Friday closest to December 31st. Fiscal year 2023, which is a 52-week fiscal year, will end on December 29, 2023 and fiscal year 2022, which was a 52-week fiscal year, ended on December 30, 2022. For convenience, references in this report as of and for the fiscal periods ended September 29, 2023, and as of and for the fiscal years ending December 29, 2023 and ended December 30, 2022 are indicated as being as of and for the periods ended September 30, 2023, and the years ending December 31, 2023 and ended December 31, 2022, respectively.

Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Net product revenues	$426,497	$366,482	16%	$1,199,543	$1,023,824	17%
License revenues	42,367	34,384	23%	133,406	123,977	8%
Collaboration services revenues	3,056	10,872	-72%	17,607	39,344	-55%
Total revenues	$471,920	$411,738	15%	$1,350,556	$1,187,145	14%
Net Product Revenues
Gross product revenues, discounts and allowances and net product revenues were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Gross product revenues	$590,442	$496,141	19%	$1,674,937	$1,427,451	17%
Discounts and allowances	(163,945)	(129,659)	26%	(475,394)	(403,627)	18%
Net product revenues	$426,497	$366,482	16%	$1,199,543	$1,023,824	17%
Net product revenues by product were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
CABOMETYX	$422,155	$361,385	17%	$1,187,220	$1,003,356	18%
COMETRIQ	4,342	5,097	-15%	12,323	20,468	-40%
Net product revenues	$426,497	$366,482	16%	$1,199,543	$1,023,824	17%
The increases in net product revenues for the three and nine months ended September 30, 2023, as compared to the corresponding prior year periods, were primarily related to increases of 11% and 10%, respectively, for each period in the number of CABOMETYX units sold as a result of the FDA’s approval of CABOMETYX in combination with OPDIVO as a first-line treatment of patients with advanced RCC. These increases in sales volume are in part due to the longer duration of therapy for this combination and increases in related market share reflecting the continued evolution of the metastatic RCC, HCC and DTC treatment landscapes, and, to a lesser extent, increases of 5% and 7% in the average net selling price of CABOMETYX for the three and nine months ended September 30, 2023, respectively, as compared to the corresponding prior year periods.
We project our net product revenues may increase for the remainder of 2023, as compared to the corresponding prior year period, for similar reasons noted above.
We recognize product revenues net of discounts and allowances that are described in “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2022 Form 10-K.

Discounts and allowances as a percentage of gross revenues have generally increased over time as the number of patients participating in government programs has increased and as the discounts given and rebates paid to government payers have also increased. The increases in the amount of discounts and allowances for the three and nine months ended September 30, 2023, as compared to the corresponding prior year periods, were primarily the result of increases in volume of units sold and higher utilization by covered entities in the 340B Drug Pricing Program.
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
Milestone revenues, which are allocated between license revenues and collaboration services revenues, were $0.9 million and $13.1 million for the three and nine months ended September 30, 2023, respectively, as compared to $1.7 million and $28.5 million for the corresponding prior year periods. Milestone revenues by period included the following:
•For the nine months ended September 30, 2023, $9.9 million in revenues recognized in connection with a commercial milestone of $11.0 million from Takeda upon their achievement of $150.0 million of cumulative net sales of cabozantinib in Japan.
•For the nine months ended September 30, 2022, $25.8 million in revenues recognized in connection with two regulatory milestones totaling $27.0 million upon the approval by the European Commission and Health Canada of cabozantinib as a monotherapy for the treatment of adult patients with locally advanced or metastatic DTC, refractory or not eligible to radioactive iodine who have progressed during or after prior systemic therapy.
Royalty revenues increased primarily as a result of increases in Ipsen’s net sales of cabozantinib outside of the U.S. and Japan. Ipsen royalties were $34.8 million and $98.6 million for the three and nine months ended September 30, 2023, respectively, as compared to $27.6 million and $79.7 million for the corresponding prior year periods. Ipsen’s net sales of cabozantinib have continued to grow since Ipsen’s first commercial sale of CABOMETYX in the fourth quarter of 2016, primarily due to regulatory approvals in new territories, including regulatory approval in the EU for the combination therapy of CABOMETYX and OPDIVO received in March 2021. Royalty revenues for the three and nine months ended September 30, 2023 also included $3.0 million and $9.2 million, respectively, related to Takeda’s net sales of cabozantinib, as compared to $2.7 million and $7.8 million for the corresponding prior year periods. Takeda royalty revenues have continued to grow since Takeda’s first commercial sale of CABOMETYX in Japan in 2020. CABOMETYX is approved and is commercially available in 67 countries outside the U.S. as of the date of this Quarterly Report on Form 10-Q.
Our share of profits on the U.S. commercialization of COTELLIC under our collaboration agreement with Genentech were $2.1 million and $10.5 million for the three and nine months ended September 30, 2023, respectively, as compared to $1.5 million and $5.3 million for the corresponding prior year periods. We also earned royalties on ex-U.S. net sales of COTELLIC by Genentech of $1.0 million and $3.0 million for the three and nine months ended September 30, 2023, respectively, as compared to $1.5 million and $4.0 million for the corresponding prior year periods.
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

Development cost reimbursements were $7.3 million and $27.5 million for the three and nine months ended September 30, 2023, respectively, as compared to $13.1 million and $47.7 million for the corresponding prior year periods. The decreases in development cost reimbursements for the three and nine months ended September 30, 2023, as compared to the corresponding prior year periods, were primarily attributable to decreases in spending on the COSMIC-312, CONTACT-02 and COSMIC-311 studies.
Collaboration services revenues were reduced by $4.8 million and $14.2 million for the three and nine months ended September 30, 2023, respectively, as compared to $3.9 million and $11.9 million for the corresponding prior year periods, for the 3% royalty we are required to pay on the net sales by Ipsen and Takeda of any product incorporating cabozantinib. As royalty generating sales of cabozantinib by Ipsen and Takeda have increased as described above, our royalty payments have also increased.
We project our collaboration services revenues may decrease for the remainder of 2023, as compared to the corresponding prior year period, primarily as a result of a decrease in development cost reimbursement revenues.
Cost of Goods Sold
The cost of goods sold and our gross margin were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Cost of goods sold	$18,774	$15,305	23%	$50,794	$41,989	21%
Gross margin %	96%	96%		96%	96%
Cost of goods sold is related to our product revenues and consists of a 3% royalty payable on U.S. net sales of any product incorporating cabozantinib, as well as the cost of inventory sold, indirect labor costs, write-downs related to expiring, excess and obsolete inventory and other third-party logistics costs. The increases in cost of goods sold for the three and nine months ended September 30, 2023, as compared to the corresponding prior year periods, were primarily due to increases in royalties as a result of increased U.S. CABOMETYX sales and certain period costs. We project our gross margin will not change significantly during the remainder of 2023.
Research and Development Expenses
We do not track fully burdened research and development expenses on a project-by-project basis. We group our research and development expenses into three categories: (1) development; (2) drug discovery; and (3) other research and development. Our development group leads the development and implementation of our clinical and regulatory strategies and prioritizes disease indications in which our compounds are being or may be studied in clinical trials. Development expenses include license and other collaboration costs, primarily comprised of upfront license fees, development milestones and other payments associated with our clinical-stage in-licensing collaboration programs, clinical trial costs, personnel expenses, consulting and outside services and other development costs, including manufacturing costs of our drug development candidates. Our drug discovery group utilizes a variety of technologies, including in-licensed technologies, to enable the rapid discovery, optimization and extensive characterization of lead compounds and biotherapeutics such that we are able to select development candidates with the best potential for further evaluation and advancement into clinical development. Drug discovery expenses include license and other collaboration costs primarily comprised of upfront license fees, research funding commitments, development milestones and other payments associated with our in-licensing collaboration programs in preclinical development stage. Other drug discovery costs include personnel expenses, consulting and outside services and laboratory supplies. Other research and development expenses include the allocation of general corporate costs to research and development services and development cost reimbursements in connection with certain of our collaboration arrangements.

Research and development expenses by category were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Development:
Clinical trial costs	$76,845	$71,210	8%	$197,647	$190,996	3%
Personnel expenses	43,786	33,262	32%	127,846	104,841	22%
License and other collaboration costs	80,013	(12,500)	n/a	80,022	(12,500)	n/a
Consulting and outside services	9,835	8,954	10%	30,803	24,300	27%
Other development costs	24,286	10,890	123%	65,150	31,962	104%
Total development	234,765	111,816	110%	501,468	339,599	48%
Drug discovery:
License and other collaboration costs	23,437	24,268	-3%	85,014	67,077	27%
Other drug discovery costs	31,265	24,806	26%	93,333	64,246	45%
Total drug discovery	54,702	49,074	11%	178,347	131,323	36%
Stock-based compensation	12,438	16,438	-24%	25,279	34,886	-28%
Other research and development	30,680	21,509	43%	94,307	49,181	92%
Total research and development expenses	$332,585	$198,837	67%	$799,401	$554,989	44%
The increases in research and development expenses for the three and nine months ended September 30, 2023, as compared to the corresponding prior year periods, were primarily related to increases in license and other collaboration costs, personnel expenses, manufacturing costs to support Exelixis’ development candidates (presented as part of other development costs), other research and development expenses and clinical trial costs, partially offset by a decrease in stock-based compensation expense.
Development-related license and other collaboration costs increased primarily due to an $80.0 million upfront payment made upon the execution of the exclusive license agreement with Insilico in September 2023 and the reversal of a development milestone in the third quarter of 2022. Personnel expenses increased primarily due to an increase in headcount to support our expanding discovery and development organization. Other development costs increased primarily due to manufacturing costs to support our development candidates. Other research and development expenses increased primarily related to technology costs, including our investments in business technology initiatives to support productivity and efficiency in our organization, and increases in facility expenses. Clinical trial costs, which include services performed by third-party contract research organizations and other vendors who support our clinical trials, increased primarily due to higher costs associated with various studies evaluating zanzalintinib, partially offset by decreases in costs associated with cabozantinib studies. Drug discovery-related license and other collaboration costs decreased for the three months ended September 30, 2023 primarily due to lower research and development funding, as compared to the corresponding prior year period. Drug discovery-related license and other collaboration costs increased for the nine months ended September 30, 2023, primarily due to a $35.0 million milestone payment to Sairopa upon the IND effective date for ADU-1805, partially offset by lower new upfront license fees. Stock-based compensation expense decreased, as compared to the corresponding prior year periods, primarily due to higher forfeitures.
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
We project our research and development expenses may decrease for the remainder of 2023, as compared to the corresponding prior year period, primarily driven by decreases in license and collaboration upfront fees, partially offset by increases in personnel expenses to support our expanding discovery and development organization and clinical trial costs, including the current and planned trials evaluating zanzalintinib and XB002.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Selling, general and administrative expenses(1)	$110,104	$94,084	17%	$354,504	$293,773	21%
Stock-based compensation	28,040	20,899	34%	56,760	46,832	21%
Total selling, general and administrative expenses	$138,144	$114,983	20%	$411,264	$340,605	21%
____________________
(1) Excludes stock-based compensation allocated to selling, general and administrative expenses.
Selling, general and administrative expenses consist primarily of personnel expenses, stock-based compensation, marketing costs and certain other administrative costs.
The increases in selling, general and administrative expenses for the three and nine months ended September 30, 2023, as compared to the corresponding prior year periods, were primarily related to increases in personnel expenses, stock-based compensation expense, technology costs, facility expenses and legal and advisory fees related to litigation and the proxy contest. Personnel expenses increased primarily due to increases in administrative headcount to support our commercial and research and development organizations. Stock-based compensation expense increased primarily due to higher expense associated with the achievement of a performance condition for PSUs. The increases in technology costs include our investments in business technology initiatives to support productivity and efficiency in our organization. The increase in facility expenses was primarily due to the commencement of new leases in 2022.
We project our selling, general and administrative expenses may increase for the remainder of 2023, as compared to the corresponding prior year period, due to increases in personnel expenses for similar reasons noted above.

Non-Operating Income
Non-operating income was as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Interest income	$23,112	$9,498	143%	$65,155	$16,077	305%
Other income (expense), net	289	(69)	n/a	230	140	64%
Non-operating income	$23,401	$9,429	148%	$65,385	$16,217	303%
The increases in non-operating income for the three and nine months ended September 30, 2023, as compared to the corresponding prior year periods, were primarily the result of an increase in interest income due to higher interest rates.
Provision for Income Taxes
The provision for income taxes and the effective tax rates were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Provision for income taxes	$4,777	$18,832	-75%	$32,235	$53,324	-40%
Effective tax rate	82.1%	20.5%		20.9%	20.1%
The effective tax rate for the three months ended September 30, 2023, differed from the U.S. federal statutory tax rate of 21%, primarily due to non-deductible executive compensation and the branded prescription drug fee, partially offset by the generation of federal tax credits. The effective tax rate for the nine months ended September 30, 2023, differed from the U.S. federal statutory tax rate of 21%, primarily due to the generation of federal tax credits, partially offset by non-deductible executive compensation and state taxes. The effective tax rates for the three and nine months ended September 30, 2022, differed from the U.S. federal statutory tax rate of 21%, primarily due to excess tax benefits related to the exercise of certain stock options during the periods and the generation of federal tax credits, partially offset by state taxes.
Liquidity and Capital Resources
As of September 30, 2023, we had $1.9 billion in cash, cash equivalents and investments, as compared to $2.1 billion as of December 31, 2022. We anticipate that the aggregate of our current cash and cash equivalents, short-term investments available for operations, net product revenues and collaboration revenues will enable us to maintain our operations for at least 12 months and thereafter for the foreseeable future.
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
We also have cash requirements related to capital expenditures to support the planned growth of our business, including investments in facilities and equipment. We project that we may continue to spend significant amounts of cash to fund the development and commercialization of cabozantinib and the development of other product candidates in our pipeline, including zanzalintinib and XB002. In addition, we intend to continue to expand our oncology product pipeline through our drug discovery efforts, including additional research collaborations, in-licensing arrangements and other strategic transactions that align with our oncology drug development, and regulatory and commercial expertise. In March 2023, our Board of Directors authorized the repurchase of up to $550 million of our common stock before the end of 2023. As of September 30, 2023, approximately $205.2 million remained available for future stock repurchases before the end of 2023, pursuant to our stock repurchase program. The timing and amount of any stock repurchases under the stock repurchase program will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of Exelixis’ common stock and general market conditions.
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
Sources and Uses of Cash (dollars in thousands):

	September 30, 2023	December 31, 2022	Percent Change
Working capital	$1,066,553	$1,294,403	-18%
Cash, cash equivalents and investments	$1,915,067	$2,066,681	-7%
Working capital: The decrease in working capital as of September 30, 2023, as compared to December 31, 2022, was primarily due to repurchases of our common stock and purchases of long-term investments, partially offset by the favorable impact to our net current assets resulting from our net income. In the future, our working capital may be impacted by one of these factors or other factors, the amounts and timing of which are variable.
Cash, cash equivalents and investments: Cash and cash equivalents primarily consist of cash deposits held at major banks, commercial paper, money market funds and other securities with original maturities 90 days or less. Investments primarily consist of debt securities available-for-sale. For additional information regarding our cash, cash equivalents and investments, see “Note 4. Cash and Investments,” of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The decrease in cash, cash equivalents and investments as of September 30, 2023, as compared to December 31, 2022, was primarily due to cash payments to repurchase our common stock, payments to support our development and discovery programs, including acquisition of acquired in-process research and development technology, such as the upfront payment made upon execution of the exclusive license agreement with Insilico and operating cash payments for employee-related expenditures, partially offset by cash inflows generated by our operations from sales of our products and our commercial collaboration arrangements.
Cash flow activities were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$322,753	$288,920
Net cash used in investing activities	$(88,692)	$(278,632)
Net cash provided by (used in) financing activities	$(339,879)	$2,589

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
Net cash provided by operating activities for the nine months ended September 30, 2023 increased, as compared to the corresponding prior year period, primarily due to an increase in cash received on sales of our products and a decrease in cash paid for certain operating expenses, primarily from collaboration related research and development payments, partially offset by the collection of a $100.0 million milestone payment from Ipsen in the three months ended March 31, 2022.
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
Net cash used in investing activities for the nine months ended September 30, 2023 decreased, as compared to the corresponding prior year period, primarily due to a decrease in purchases of investments and increase in cash proceeds from maturities and sales of investments, partially offset by an increase in purchases of in-process research and development technology related to certain of our in-licensing collaboration arrangements.
Financing Activities
The changes in cash flows from financing activities primarily relate to proceeds from employee stock programs, taxes paid related to net share settlement of equity awards, and payments for repurchases of common stock.
Net cash was used in financing activities for the nine months ended September 30, 2023, as compared to cash provided by financing operations in the corresponding prior year period, primarily due to payments for repurchases of common stock.
During the nine months ended September 30, 2023, payments for repurchases of common stock were $341.1 million.
Contractual Obligations
In May 2023, in connection with the commencement of our lease of laboratory facilities located in Pennsylvania, we recognized a right-of-use asset and an operating lease liability of $13.2 million. We estimated the lease term to be 60 months taking into consideration our early termination rights.
There were no material changes outside of the ordinary course of business in our contractual obligations as of September 30, 2023 from those disclosed in our Fiscal 2022 Form 10-K. For more information about our leases, and our other contractual obligations, see “Note 10. Commitments and Contingencies” of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item I of this Quarterly Report on Form 10-Q and see “Note 11. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2022 Form 10-K.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2023, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Fiscal 2022 Form 10-K.
Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks as of September 30, 2023 have not changed significantly from those described in Part II, Item 7A of our Fiscal 2022 Form 10-K.
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
On June 21, 2022, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015, if those claims are not found to be invalid, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s ANDA product prior to the expiration of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015 would also infringe certain claims of each patent, if those claims are not found to be invalid. In our MSN II complaints, we are seeking, among other relief, an order that the effective date of any FDA approval of MSN’s ANDA would be a date no earlier than the expiration of all of U.S. Patents No. 11,091,439, 11,091,440, 11,098,015 and 11,298,349, the latest of which expires on February 10, 2032, and equitable relief enjoining MSN from infringing these patents. On September 28, 2023, the Delaware District Court granted the parties’ stipulation of dismissal of MSN’s equitable defenses and counterclaims. A bench trial occurred in October 2023, and a judgment is expected during the first half of 2024.
Teva ANDA Litigation
In May 2021, we received notice letters from Teva regarding an ANDA Teva submitted to the FDA, requesting approval to market a generic version of CABOMETYX tablets. Teva’s notice letters included a Paragraph IV certification with respect to our U.S. Patents No. 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Orange Book. Teva’s notice letters did not provide a Paragraph IV certification against any additional CABOMETYX patents. On June 17, 2021, we filed a complaint in the Delaware District Court for patent infringement against Teva, asserting infringement of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 arising from Teva’s ANDA filing with the FDA. On August 27, 2021, Teva filed its answer and counterclaims to the complaint, alleging that the asserted claims of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 are invalid and not infringed. On September 17, 2021, we filed an answer to Teva’s counterclaims. On July 29, 2022, we received notice from Teva that it had amended its ANDA to assert an additional Paragraph IV certification. As amended, Teva’s ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of a previously-unasserted CABOMETYX patent that is now listed in the Orange Book: U.S. Patent No. 11,298,349 (pharmaceutical composition). On September 2, 2022, we filed a complaint in the Delaware District Court for patent infringement against Teva, asserting infringement of U.S. Patent No. 11,298,349 arising from Teva’s amended ANDA filing with the FDA. We are seeking, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA be a date no earlier than the expiration of all of U.S. Patents No. 9,724,342, 10,034,873, 10,039,757 and 11,298,349, the latest of which expires on July 9, 2033, and equitable relief enjoining Teva from infringing these patents. On September 30, 2022, the parties filed a stipulation to consolidate the two lawsuits, numbered Civil Action Nos. 21-00871 and 22-01168, and to stay all proceedings, which was granted by the Delaware District Court on October 3, 2022. Following a similar order granted by the Delaware District Court on February 9, 2022 to stay all proceedings with respect to Civil Action No. 21-00871, this case remained administratively closed, and Civil Action No. 22-01168 was administratively closed on October 3, 2022. On July 18, 2023, we entered into a settlement and license agreement (the Teva Settlement Agreement) with Teva to end these litigations. Pursuant to the terms of the Teva

Settlement Agreement, we will grant Teva a license to market its generic version of CABOMETYX in the U.S. beginning on January 1, 2031, if approved by the FDA and subject to conditions and exceptions common to agreements of this type. On September 15, 2023, the parties filed a joint stipulation of dismissal with the Delaware District Court, and on September 19, 2023, the Delaware District Court granted the parties’ stipulation and dismissed the case without prejudice.
Cipla ANDA Litigation
On February 6, 2023, we received a notice letter regarding an ANDA submitted to the FDA by Cipla, Ltd. and Cipla USA, Inc. (individually and collectively referred to as Cipla), including a Paragraph IV certification with respect to our U.S. Patents No. 8,877,776 (salt and polymorphic forms), 9,724,342 (formulations), 10,039,757 (methods of treatment), 11,091,439 (crystalline salt forms), 11,091,440 (pharmaceutical composition), 11,098,015 (methods of treatment) and 11,298,349 (pharmaceutical composition). Cipla’s notice letter did not provide a Paragraph IV certification against any additional CABOMETYX patents. On March 16, 2023, we filed a complaint in the Delaware District Court for patent infringement against Cipla asserting infringement of U.S. Patents No. 8,877,776, 11,091,439, 11,091,440, 11,098,015 and 11,298,349 arising from Cipla’s ANDA filing with the FDA. Cipla’s ANDA requests approval to market a generic version of CABOMETYX tablets prior to the expiration of the aforementioned patents. We are seeking, among other relief, an order that the effective date of any FDA approval of Cipla’s ANDA would be a date no earlier than the expiration of all of U.S. Patents No. 8,877,776, 11,091,439, 11,091,440, 11,098,015 and 11,298,349, the latest of which expires on February 10, 2032, and equitable relief enjoining Cipla from infringing these patents. On May 4, 2023, we filed, under seal, a stipulation and proposed order to stay all proceedings, and the Delaware District Court, in a sealed order on the same day, granted the proposed order and administratively closed the case. On May 5, 2023, the Delaware District Court issued a redacted version of the May 4, 2023 order.
We may also from time to time become a party or subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Some of these proceedings have involved, and may involve in the future, claims that are subject to substantial uncertainties and unascertainable damages.
Item 1A. Risk Factors
In addition to the information discussed elsewhere in this Quarterly Report on Form 10-Q, you should carefully review and consider the risk factors previously disclosed in Part I, Item 1A of our Fiscal 2022 Form 10-K and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2023 and June 30, 2023. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties not currently known to us or that we deem immaterial also may impair our business operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors described in our Fiscal 2022 Form 10-K, as supplemented by our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2023 and June 30, 2023.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
In March 2023, our Board of Directors authorized a stock repurchase program to acquire up to $550 million of our outstanding common stock before the end of 2023. As of September 30, 2023, approximately $205.2 million remained available for future stock repurchases before the end of 2023, pursuant to our stock repurchase program.
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

The following table summarizes the stock repurchase activity for the three months ended September 30, 2023 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1, 2023 - July 28, 2023	2,434	$19.49	2,434	$375,589
July 29, 2023 - August 25, 2023	4,652	$21.16	4,652	$277,152
August 26, 2023 - September 29, 2023	3,249	$22.15	3,249	$205,170
Total	10,335		10,335
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Patrick J. Haley, our Executive Vice President, Commercial, an officer for purposes of Section 16 of the Exchange Act, entered into a pre-arranged stock trading plan on August 7, 2023. Mr. Haley’s trading plan provides for the sale of up to 120,149 shares of our common stock (including shares obtained from the exercise of vested stock options covered by the trading plan) between November 6, 2023 and August 7, 2024. This trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and Exelixis’ policies regarding transactions in Exelixis securities.
During the three months ended September 30, 2023, no other directors or Section 16 officers of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Restated Certificate of Incorporation of Exelixis, Inc.	10-Q	000-30235	3.1	8/5/2021
3.2	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	3/3/2021
10.1*	Fifth Amendment dated August 24, 2023, to the Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS					X
10.2†	Separation Agreement and Release of all Claims dated September 21, 2023, and Consulting Agreement dated September 1, 2023, by and between Exelixis, Inc. and Vicki L. Goodman, M.D.					X
10.3†	Cash Compensation Information for Non-Employee Directors					X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
*	Portions of this exhibit have been omitted as being immaterial and would be competitively harmful if publicly disclosed.
†	Management contract or compensatory plan
‡	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIXIS, INC.

November 1, 2023	By:	/s/ Christopher J. Senner
Date		Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)