Form 10-K
period 2023-12-29
EXELIXIS, INC.
filed 2024-02-06
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $4.7 billion. Excludes shares of the registrant’s common stock held by persons who were directors and/or executive officers of the registrant at June 30, 2023 on the basis that such persons may be deemed to have been affiliates of the registrant at such date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
Number shares of the registrant’s common stock outstanding as of January 29, 2024: 303,194,259
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than April 27, 2024, in connection with the registrant’s 2024 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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
•Clinical testing of cabozantinib for new indications, or of our other new product candidates, such as zanzalintinib, is a lengthy, costly, complex and uncertain process that may ultimately fail to demonstrate sufficiently differentiated safety and efficacy data for those products to compete in our highly competitive market environment.
•The regulatory approval processes of the U.S. Food and Drug Administration and comparable foreign regulatory authorities are lengthy, uncertain and subject to change, and may not result in regulatory approvals for additional cabozantinib indications or for our other product candidates, such as zanzalintinib, which could have a material adverse impact on our business, financial condition and results of operations.
•Our profitability could be negatively impacted if expenses associated with our extensive drug discovery, clinical development, business development and commercialization activities grow more quickly than the revenues we generate.

•Our clinical, regulatory and commercial collaborations with major companies make us reliant on those companies for their continued performance and investments, which subjects us to a number of risks. For example, we rely on Ipsen and Takeda for the commercial success of CABOMETYX in its approved indications outside of the U.S., and we are unable to control the amount or timing of resources expended by these collaboration partners in the commercialization of CABOMETYX in its approved indications outside of the U.S. In addition, our growth potential is dependent in part upon companies with which we have entered research collaborations, in-licensing arrangements and similar business development relationships.
•We are subject to healthcare laws, regulations and enforcement, as well as laws and regulations relating to privacy, data collection and processing of personal data; our failure to comply with those and other laws could have a material adverse impact on our business, financial condition and results of operations.
•Data breaches and other cybersecurity incidents impacting our information technology operations and infrastructure could compromise our intellectual property or other sensitive information, damage our operations and cause significant harm to our business and reputation.
•If we are unable to adequately protect our intellectual property, third parties may be able to use our technology, which could adversely affect our ability to compete in the market.
•The loss of key personnel or the inability to retain and, where necessary, attract additional personnel could impair our ability to operate successfully.
•Our goals and disclosures related to environmental, social and governance matters subjects us to risks, including risks to our market perception and stock price.
BASIS OF PRESENTATION
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2021 ended December 31, 2021; fiscal year 2022 ended December 30, 2022; fiscal year 2023 ended December 29, 2023; and fiscal year 2024 will end on January 3, 2025. For convenience, references in this report as of and for the fiscal years ended December 30, 2022, and December 29, 2023 are indicated as being as of and for the years ended December 31, 2022 and 2023, respectively. In fiscal year 2024, the annual period and quarterly period ending January 3, 2025 are a 53-week fiscal year and a 14-week fiscal quarter, respectively; all other annual periods presented are 52-week fiscal years.
PART I
Item 1. Business.
Overview
Exelixis, Inc. (Exelixis, we, our or us) is an oncology company innovating next-generation medicines and combination regimens at the forefront of cancer care. Through the commitment of our drug discovery, development and commercialization resources, we have produced four marketed pharmaceutical products, two of which are formulations of our flagship molecule, cabozantinib. We continue to evolve our product portfolio, leveraging our investments, expertise and strategic partnerships to target an expanding range of tumor types and indications with our clinically differentiated pipeline of small molecules and biotherapeutics, including antibody-drug conjugates (ADCs).
Sales related to cabozantinib account for the majority of our revenues. Cabozantinib is an inhibitor of multiple tyrosine kinases, including MET, AXL, VEGF receptors and RET and has been approved by the U.S. Food and Drug Administration (FDA) and in 69 other countries: as CABOMETYX® (cabozantinib) tablets for advanced renal cell carcinoma (RCC) (both alone and in combination with Bristol-Myers Squibb Company’s (BMS) nivolumab (OPDIVO®)), for previously treated hepatocellular carcinoma (HCC) and for previously treated, radioactive iodine (RAI)-refractory differentiated thyroid cancer (DTC); and as COMETRIQ® (cabozantinib) capsules for progressive, metastatic medullary thyroid cancer (MTC). For physicians treating these types of cancer, cabozantinib has become or is becoming an important medicine in their selection of effective therapies.
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

The year 2023 was our seventh year of annual profitability; it featured growth in net product revenues of approximately 16% year-over-year as a result of increased sales of our cabozantinib products in the U.S., supplemented by an approximately 22% year-over-year increase in royalties earned pursuant to collaboration agreements with our ex-U.S. partners. We plan to continue leveraging our operating cash flows to advance a broad array of diverse biotherapeutics and small molecule programs for the treatment of cancer, as well as to support ongoing company-sponsored and externally sponsored trials evaluating cabozantinib. The product candidates furthest along in our pipeline are: zanzalintinib, a novel, potent, next-generation oral tyrosine kinase inhibitor (TKI) that targets VEGF receptors, MET and the TAM kinases (TYRO3, AXL and MER); and XB002, a next-generation tissue factor (TF)-targeting ADC, administered via intravenous infusion and composed of a human monoclonal antibody (mAb) against TF that is conjugated to an auristatin-based microtubulin inhibitor (MTI) payload. Our internal drug discovery efforts are supplemented through in-licensing investigational oncology assets or obtaining options to acquire other investigational oncology assets from third parties if they demonstrate evidence of clinical success. Examples are: XL309, a clinical-stage and potentially best-in-class small molecule inhibitor of USP1, which has emerged as a synthetic lethal target in the context of BRCA-mutated tumors; and ADU-1805, a clinical-stage and potentially best-in-class mAb that targets SIRPα.
Exelixis Marketed Products: CABOMETYX and COMETRIQ

As detailed below, CABOMETYX and COMETRIQ have been approved to treat patients with various forms of cancer by the FDA for the U.S. market, the European Commission (EC) for the European Union (EU) markets and the Japanese Ministry of Health, Labour and Welfare (MHLW) for the Japanese market, as well as by comparable regulatory authorities across other markets worldwide.

Product	Indication	Approval Date	Regimen	Major Markets
CABOMETYX® (cabozantinib)	Renal Cell Carcinoma (RCC)
	Patients with advanced RCC who have received prior anti-angiogenic therapy	April 25, 2016	Monotherapy	U.S.
	Advanced RCC in adults following prior VEGF-targeted therapy	September 9, 2016	Monotherapy	EU
	Patients with advanced RCC	December 19, 2017	Monotherapy	U.S.
	First-line treatment of adults with intermediate- or poor-risk advanced RCC	May 17, 2018	Monotherapy	EU
	Patients with curatively unresectable or metastatic RCC	March 25, 2020	Monotherapy	Japan
	First-line treatment of patients with advanced RCC	January 22, 2021	Combination with nivolumab	U.S.
	First-line treatment for patients with advanced RCC	March 31, 2021	Combination with nivolumab	EU
	Patients with unresectable or metastatic RCC	August 25, 2021	Combination with nivolumab	Japan
Hepatocellular Carcinoma (HCC)
	HCC in adults who have previously been treated with sorafenib	November 15, 2018	Monotherapy	EU
	Patients with HCC who have been previously treated with sorafenib	January 14, 2019	Monotherapy	U.S.
	Patients with unresectable HCC that has progressed after cancer chemotherapy	November 27, 2020	Monotherapy	Japan
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

In 2023, 2022 and 2021, we generated $1,628.9 million, $1,401.2 million and $1,077.3 million, respectively, in net product revenues from sales of CABOMETYX and COMETRIQ. Outside the U.S., we rely on collaboration partners for the commercialization of our cabozantinib products; Ipsen Pharma SAS (Ipsen) is responsible for all territories outside of the U.S. and Japan, and Takeda Pharmaceutical Company Limited (Takeda) is responsible for the Japanese market. In 2023, 2022 and 2021, we earned $148.5 million, $121.4 million and $105.1 million, respectively, of royalties on net sales of cabozantinib products outside of the U.S. For additional information on the terms of our collaboration agreements with Ipsen and Takeda, see “—Collaborations and Business Development Activities—Cabozantinib Commercial Collaborations.”
Renal Cell Carcinoma - CABOMETYX is a Leading TKI Treatment Option for Patients with Advanced RCC
CABOMETYX has become a standard of care for the treatment of patients suffering from advanced RCC, and a growing number of these patients have been or will be treated with CABOMETYX. In 2023, approximately 32,700 patients with advanced kidney cancer required systemic therapy in the U.S., with over 21,000 patients receiving first-line treatment.
Since CABOMETYX was first approved, we have deployed our Medical Affairs and Commercial teams to educate physicians about CABOMETYX. We believe that the commercial success of CABOMETYX is attributable to the strength of the clinical data reflected in its FDA-approved labeling for advanced RCC. The indications for the treatment of RCC in the CABOMETYX label are based on the results of the METEOR, CABOSUN and CheckMate -9ER clinical trials. In July 2015, we announced positive results of METEOR, a phase 3 pivotal trial comparing CABOMETYX to everolimus in patients with advanced RCC who have experienced disease progression following treatment with at least one prior VEGF receptor inhibitor. These results formed the basis for the FDA’s approval in April 2016, following which CABOMETYX became the first single-agent therapy approved in the U.S. for previously treated advanced RCC to demonstrate statistically significant and clinically meaningful improvements in three key efficacy parameters in a global pivotal trial: overall survival (OS); progression-free survival (PFS); and objective response rate (ORR). To date, CABOMETYX remains the only single-agent therapy to have achieved these clinical results in previously treated advanced RCC. In October 2016, we announced positive results from CABOSUN, a randomized, open-label, active-controlled phase 2 trial conducted by the Alliance for Clinical Trials in Oncology (the Alliance), comparing cabozantinib with sunitinib in patients with previously untreated advanced RCC with intermediate- or poor-risk disease. These results formed the basis for the FDA’s approval in December 2017 of CABOMETYX for previously untreated patients with advanced RCC, and for this patient population, CABOMETYX is the only approved single-agent therapy to demonstrate improved PFS compared with sunitinib, a first-generation TKI that was the previous standard of care.
CABOMETYX has also demonstrated positive clinical results in combination with immune checkpoint inhibitors (ICIs), most notably in CheckMate -9ER, an open-label, randomized, multinational phase 3 pivotal trial evaluating CABOMETYX in combination with nivolumab versus sunitinib in patients with previously untreated, advanced or metastatic RCC. Results from CheckMate -9ER demonstrated that the combination of CABOMETYX and nivolumab doubled PFS and ORR and reduced the risk of disease progression or death by 40% compared with sunitinib and formed the basis for the FDA’s approval of the combination in January 2021 as a first-line treatment of patients with advanced RCC. At four years of follow-up, the CheckMate -9ER results continued to show superior PFS and ORR in patients treated with CABOMETYX in combination with nivolumab over sunitinib, regardless of risk classification (as determined by International Metastatic Renal Cell Carcinoma Database Consortium scores). Superior OS was also observed in patients treated with the combination. These updated results, including data showing health-related quality-of-life benefits of the combination compared with sunitinib, were featured in an oral presentation at the American Society of Clinical Oncology (ASCO) 2024 Genitourinary Cancers Symposium in January 2024. In addition, the National Comprehensive Cancer Network (NCCN), the nation’s foremost non-profit alliance of leading cancer centers, has included the combination of CABOMETYX with nivolumab in its Clinical Practice Guidelines for Kidney Cancer as a Category 1 preferred option for the first-line treatment of patients with clear cell RCC across all risk groups, and as a Category 2A other recommended option for first-line non-clear cell RCC. The NCCN also lists single-agent CABOMETYX as a recommended regimen for patients with previously treated advanced clear cell RCC, supporting CABOMETYX’s position in the RCC treatment landscape across lines of therapy.
In 2023, in markets outside the U.S., we continued to work closely with our collaboration partner Ipsen in support of its regulatory strategy and commercialization efforts for CABOMETYX, both as a single agent and in combination with nivolumab, as well as in preparation for submission of applications for potential additional approvals of CABOMETYX, and similarly with our collaboration partner Takeda with respect to the Japanese market. As a result of the approvals of CABOMETYX and/or the combination of CABOMETYX with nivolumab for RCC indications in 69 countries outside of the U.S., including the Member States of the EU, Japan, the U.K., Canada, Brazil, Taiwan, South Korea, Australia and Hong Kong, CABOMETYX has continued to grow markedly outside the U.S. both in sales revenue and the number of RCC patients benefiting from its clinical effect.

Hepatocellular Carcinoma - CABOMETYX Offers an Important Alternative for Patients with Previously Treated HCC
Liver cancer is a leading cause of cancer death worldwide, accounting for more than 900,000 new cases and 800,000 deaths each year. In the U.S., the incidence of liver cancer has tripled over the past four decades. Although HCC is the most common form of liver cancer, making up about three-fourths of the more than 41,600 cases of liver cancer estimated to be diagnosed in the U.S. during 2024, this patient population has long been underserved. Prior to 2017, there was only one approved systemic therapy for the treatment of HCC. Since that time, multiple new therapies were approved in the U.S. for HCC, both for previously untreated patients and for patients previously treated with sorafenib. However, during recent years, biopharmaceutical companies have developed new and demonstrably more effective therapies for previously untreated patients, including ICI combination therapies. These new treatment options have improved longer-term outcomes for HCC patients, thereby resulting in a greater number of them receiving multiple lines of therapy. Thus, the second- and later-line market for HCC therapies appears to have grown and become increasingly competitive, and we believe this trend may continue over the coming years, with monotherapy CABOMETYX maintaining an important place in the HCC treatment landscape.
The FDA’s approval of the HCC indication for CABOMETYX in January 2019 was based on our phase 3 pivotal study, CELESTIAL. The CELESTIAL study met its primary endpoint, demonstrating that cabozantinib significantly improved OS compared to placebo. The NCCN has included CABOMETYX in its Clinical Practice Guidelines for Hepatocellular Carcinoma as a Category 1 option for the treatment of patients with HCC (Child-Pugh Class A only) as a subsequent-line systemic therapy if disease progression occurs, providing further support for CABOMETYX as an important treatment option for eligible HCC patients.
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
Differentiated Thyroid Cancer - An Opportunity for CABOMETYX to Help an Underserved Patient Population
Approximately 44,000 new cases of thyroid cancer will be diagnosed in the U.S. in 2024. Differentiated thyroid tumors, which make up about 90% of all thyroid cancers, are typically treated with surgery followed by ablation of the remaining thyroid with RAI. Approximately 5% to 15% of differentiated thyroid tumors are resistant to RAI treatment. With limited treatment options, these patients have a life expectancy of only three to six years from the time metastatic lesions are detected. In December 2020, we announced that COSMIC-311, our phase 3 pivotal trial evaluating cabozantinib in patients with RAI-refractory DTC who have progressed after receiving up to two prior VEGF receptor-targeted therapies, met one of its two primary endpoints, demonstrating a statistically significant improvement in PFS compared with placebo. These results formed the basis for the FDA’s approval in September 2021 of CABOMETYX for the treatment of adult and pediatric patients 12 years of age and older with locally advanced or metastatic DTC that has progressed following prior VEGF receptor-targeted therapy and who are RAI-refractory or ineligible. Since our commercial launch of CABOMETYX in this patient group upon the FDA’s approval, we have established a strong market position for CABOMETYX amongst these previously treated DTC patients.
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
Medullary Thyroid Cancer - COMETRIQ, the First Commercial Approval of Cabozantinib
Estimates suggest that there will be approximately 960 MTC cases diagnosed in the U.S. in 2024, and COMETRIQ has served as an important treatment option for these patients since January 2013. The FDA’s approval of COMETRIQ for progressive, metastatic MTC was based on our phase 3 trial, EXAM. The EXAM trial met its primary endpoint, demonstrating a statistically significant and clinically meaningful prolongation in PFS for cabozantinib compared with placebo. We are continuing to market COMETRIQ capsules for MTC patients at the labeled dose of 140 mg.

Exelixis Development Programs
Cabozantinib Development Program
Cabozantinib inhibits the activity of tyrosine kinases, including MET, AXL, VEGF receptors and RET. These receptor tyrosine kinases are involved in both normal cellular function and in pathologic processes such as oncogenesis, metastasis, tumor angiogenesis, drug resistance and maintenance of the tumor microenvironment. Beyond the established clinical benefits of cabozantinib in its approved indications, objective responses have been observed in patients treated with cabozantinib in additional individual tumor types investigated in early- and late-stage clinical trials, reflecting the medicine’s broad clinical potential. We are continuing to evaluate cabozantinib in combination with ICIs in late-stage clinical trials that we sponsor, along with our collaboration partners, across RCC and metastatic castration-resistant prostate cancer (mCRPC). Independent investigators also conduct trials evaluating cabozantinib through our Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute’s Cancer Therapy Evaluation Program (NCI-CTEP) or our investigator sponsored trial (IST) program. In addition to facilitating label expansion for the cabozantinib franchise, including potential regulatory submissions for cabozantinib to treat neuroendocrine tumors (NET) based on the positive results from the phase 3 CABINET study, data sets from these externally sponsored clinical trials may also prove valuable by informing our development plans for zanzalintinib. Moreover, our collaboration partners Ipsen and Takeda have conducted trials in their respective territories through independently-sponsored programs, as well as co-funding select cabozantinib trials with us.
Combination Studies with BMS
In February 2017, we entered into a clinical collaboration agreement with BMS for the purpose of conducting clinical studies combining cabozantinib with BMS’ PD-1 ICI, nivolumab, both with or without BMS’ CTLA-4 ICI, ipilimumab. Based on the data from CheckMate -9ER, the first clinical trial conducted under this collaboration, the FDA approved CABOMETYX in combination with nivolumab on January 22, 2021 as a first-line treatment of patients with advanced RCC. We continue to evaluate the triplet combination of cabozantinib with nivolumab and ipilimumab in COSMIC-313, a phase 3 pivotal trial in previously untreated advanced RCC. Pursuant to our agreements with BMS, each party is responsible for supplying finished drug product for the applicable clinical trial, and responsibility for the payment of costs for each trial is determined on a trial-by-trial basis. For additional information on the terms of the BMS clinical trial collaboration agreement, see “—Collaborations and Business Development Activities—Cabozantinib Development Collaborations—BMS Collaboration.”
COSMIC-313 - RCC. In May 2019, we initiated COSMIC-313, a multicenter, randomized, double-blinded, controlled phase 3 pivotal trial evaluating the triplet combination of cabozantinib, nivolumab and ipilimumab versus the combination of nivolumab and ipilimumab in patients with previously untreated advanced intermediate- or poor-risk RCC. Patients were randomized 1:1 to the experimental arm of the triplet combination of cabozantinib, nivolumab and ipilimumab or to the control arm of nivolumab and ipilimumab in combination with matched placebo. We announced top-line results from COSMIC-313 in July 2022, and in September 2022 we presented the data at the Presidential Symposium III at the 2022 European Society for Medical Oncology (ESMO) Congress. The trial met its primary endpoint, demonstrating significant improvement in blinded independent radiology committee (BIRC)-assessed PFS at the primary analysis for the triplet combination, reducing the risk of disease progression or death compared with the doublet combination of nivolumab and ipilimumab (hazard ratio [HR]: 0.73; 95% confidence interval [CI]: 0.57-0.94; P=0.01). Median PFS for the triplet combination was not reached (95% CI: 14.0-not estimable) versus 11.3 months for the doublet combination of nivolumab and ipilimumab (95% CI: 7.7-18.2). At two prespecified interim analyses for the secondary endpoint of OS, conducted most recently during the third quarter of 2023, the data did not meet the threshold for statistical significance; therefore, the trial continues to the next planned OS analysis, anticipated in 2024. The safety profile observed in the trial was reflective of the known safety profiles for each single agent, as well as the combination regimens used in this study. We plan to discuss a potential regulatory submission with the FDA when the results of the next OS analysis are available, provided such results are supportive. We are sponsoring COSMIC-313, and BMS is providing nivolumab and ipilimumab for the study free of charge.

Combination Studies with Roche
We have also entered into collaborations with F. Hoffmann-La Roche Ltd. (Roche) for the purpose of evaluating the combination of cabozantinib and Roche’s anti-PD-L1 ICI, atezolizumab, diversifying our exploration of cabozantinib combinations with ICIs.
COSMIC-021 - Locally Advanced or Metastatic Solid Tumors. In February 2017, we entered into a master clinical supply agreement with Roche. As part of the clinical supply agreement, in June 2017, we initiated COSMIC-021, a large phase 1b study evaluating the safety and tolerability of cabozantinib in combination with atezolizumab in patients with a wide variety of locally advanced or metastatic solid tumors. We are the trial sponsor of COSMIC-021, and Roche is providing atezolizumab free of charge. The study is divided into two parts: a dose-escalation phase, which was completed in 2018; and an expansion cohort phase, which completed enrollment in January 2022. Enrollment in the expansion phase of this study included 20 combination therapy tumor expansion cohorts in non-small cell lung cancer (NSCLC), mCRPC, RCC and various other tumor types.
CONTACT trials. The encouraging efficacy and safety data that emerged from COSMIC-021 have been instrumental in guiding our clinical development strategy for cabozantinib in combination with ICIs. Informed by these data, we entered into a joint clinical research agreement with Roche in December 2019, pursuant to which the parties co-funded and undertook three pivotal phase 3 studies evaluating the combination of cabozantinib and atezolizumab. Two of these trials (each sponsored by Roche) did not meet their respective primary endpoints: CONTACT-01, which evaluated the combination versus docetaxel in patients with metastatic NSCLC previously treated with an ICI and platinum-containing chemotherapy; and CONTACT-03, which evaluated the combination versus monotherapy cabozantinib in patients with inoperable, locally advanced or metastatic RCC who previously received an ICI as their immediate preceding therapy. Detailed findings from CONTACT-01 and CONTACT-03 were presented at the European Lung Cancer Congress in March 2023 and the ASCO Annual Meeting in June 2023, respectively. The third trial, CONTACT-02, is sponsored by us and continues to evaluate the combination in patients with mCRPC as described below. For additional information on the terms of the Roche joint clinical research agreement, see “–Collaborations and Business Development Activities–Cabozantinib Development Collaborations–Roche Collaboration.”
CONTACT-02 - mCRPC. In June 2020, we and Roche initiated CONTACT-02, a global, multicenter, randomized, open-label phase 3 pivotal trial evaluating cabozantinib in combination with atezolizumab versus a second novel hormonal therapy (NHT) (either abiraterone and prednisone or enzalutamide) in patients with mCRPC and measurable extra-pelvic soft-tissue disease who have progressed after treatment with one prior NHT. CONTACT-02 is Informed by positive early-stage results from an mCRPC cohort of COSMIC-021, as well as by COMET-1, our earlier phase 3 trial that evaluated monotherapy cabozantinib in mCRPC. The CONTACT-02 trial enrolled 575 patients at 275 sites globally, and enrollment was completed in the second half of 2023. Patients were randomized 1:1 to the experimental arm of cabozantinib in combination with atezolizumab or to the control arm of a second NHT. The two primary efficacy endpoints for CONTACT-02 are BIRC-assessed PFS per Response Evaluation Criteria in Solid Tumors (RECIST) v. 1.1 and OS; key secondary and other efficacy endpoints include ORR, prostate-specific antigen response rate and duration of response (DOR). Both Ipsen and Takeda have opted into and are co-funding the trial, and each will have access to the results to support potential future regulatory submissions in their respective territories outside of the U.S. In August 2023, we announced positive top-line results from CONTACT-02, and detailed findings were presented at the ASCO Genitourinary Cancers Symposium in January 2024. At the primary PFS analysis, conducted in the first 400 randomized patients in the intent-to-treat population and per protocol, the trial met one of two primary endpoints, demonstrating a statistically significant improvement in PFS for the combination regimen, reducing the risk of disease progression or death by 35% (HR: 0.65; 95% CI: 0.50-0.84; p=0.0007). At a median follow-up of 14.3 months, median PFS was 6.3 months for cabozantinib in combination with atezolizumab versus 4.2 months for the control arm. A statistically significant improvement in BIRC-assessed PFS was also observed both in the intent-to-treat population (n=507) and according to the Prostate Cancer Clinical Trials Working Group 3 evaluation criteria (PCWG3). At a prespecified interim analysis for the primary endpoint of OS, a trend toward improvement of OS was observed; however, the data were immature and did not meet the threshold for statistical significance. Therefore, the trial continues to the next planned OS analysis, anticipated in 2024. The safety profile observed in the trial was reflective of the known safety profiles for each single agent, as well as the combination regimen used in this study. We are discussing a potential regulatory submission with the FDA.

According to the American Cancer Society, in 2024, approximately 299,000 new cases of prostate cancer will be diagnosed in the U.S., and 35,000 people will die from the disease in 2024. Prostate cancer that has spread beyond the prostate and does not respond to androgen-suppression therapies—a common treatment for prostate cancer—is known as mCRPC. Men diagnosed with mCRPC often have a poor prognosis, which has an estimated survival of less than one to two years. We believe that cabozantinib in combination with atezolizumab, if ultimately approved by the FDA for an mCRPC indication, may be a compelling chemotherapy-free treatment option to respond to this significant unmet need.
Trials Conducted through our CRADA with NCI-CTEP and our IST Program
Clinical trials conducted with support from external partners have enabled further expansion of the cabozantinib development program with less burden on our internal development resources. In October 2011, we entered into a CRADA with NCI-CTEP for the clinical development of cabozantinib and have extended its term through October 2026. The CRADA reflects a commitment by NCI-CTEP to provide funding for the broad exploration of cabozantinib’s potential in a wide variety of cancers, each representing a substantial unmet medical need. Investigational New Drug (IND) applications for trials under the CRADA are held by NCI-CTEP. NCI-CTEP also retains rights to any inventions made in whole or in part by NCI-CTEP investigators. However, for inventions that claim the use and/or the composition of cabozantinib, we have an automatic option to elect a worldwide, non-exclusive license to cabozantinib inventions for commercial purposes, with the right to sublicense to affiliates or collaborators working on our behalf, as well as an additional, separate option to negotiate an exclusive license to cabozantinib inventions. Further, before any trial proposed under the CRADA may commence, the protocol is subject to our review and approval. As reflected by the results from completed trials and ongoing clinical trials, we believe our CRADA with NCI-CTEP has facilitated and may continue to facilitate the expansion of the cabozantinib franchise in a cost-efficient manner.
CABINET - NET. The Alliance led the CABINET phase 3 pivotal study under the CRADA that evaluated cabozantinib versus placebo in patients who experienced progression after prior systemic therapy in two independently powered cohorts: one for advanced pancreatic neuroendocrine tumors (pNET) that enrolled 93 patients; and another for extra-pancreatic neuroendocrine tumors (epNET, historically referred to as carcinoid tumors) that enrolled 193 patients. Patients in both studies were randomized 2:1 to either the experimental arm of 60 mg cabozantinib daily or placebo, respectively. The primary endpoint for both studies was PFS per RECIST v. 1.1. In August 2023, enrollment into the study was stopped, patients were unblinded and those on placebo were offered treatment with cabozantinib due to dramatic improvements in PFS observed at interim analyses and based upon local investigator assessment. The data from CABINET demonstrated that cabozantinib substantially prolonged the time to disease progression or death in both pNET (HR: 0.27; 95% CI: 0.14-0.49; P<0.0001) and epNET (HR: 0.45; 95% CI: 0.30-0.66; P<0.0001) cohorts, and that the safety profile of cabozantinib observed in the trial was consistent with its known safety profile. The median PFS for patients who received cabozantinib was 11.4 months for pNET and 8.3 months for epNET versus 3.0 months and 3.2 months, respectively, for patients who received placebo. In addition, the BIRC assessment also determined that cabozantinib substantially prolonged the time to disease progression or death in both pNET (HR: 0.25; 95% CI: 0.12-0.54; P<0.0001) and epNET (HR: 0.50; 95% CI: 0.32-0.79; P<0.0001) cohorts. Detailed findings from CABINET were presented during a Proffered Paper Session at the ESMO Congress in October 2023. We are discussing these results with the FDA to support a potential regulatory submission in 2024.
In the U.S., more than 12,000 people are diagnosed with NET each year, and approximately 171,000 people are living with the disease. The number of people diagnosed with NET each year has been increasing. Most NET take years to develop and grow slowly, but some grow quickly. NET can develop in any part of the body as epNET, but most commonly start in the gastrointestinal (GI) tract or in the lungs. The five-year survival rates for advanced GI-NET and lung epNET are 68% and 55%, respectively. NET can also start in the pancreas as pNET. While less common, pNET can be more aggressive and the five-year survival rate for advanced pNET is only 23%.
Pipeline Development Programs - Advancing Exelixis’ Future Cancer Therapy Candidates
To continue growing our pipeline, we are investing heavily in the identification, exploration and advancement of new molecules that are clinically differentiated with the potential to improve the standard of care for cancer patients. Several product candidates have progressed into clinical trials, including both small molecules and biotherapeutics that we have discovered or in-licensed and believe have the potential to treat a variety of cancers. Below are summaries of our current and planned clinical development activities outside of the cabozantinib franchise.

Zanzalintinib Development Program
Zanzalintinib is a novel, potent, next-generation oral TKI that targets VEGF receptors, MET and the TAM kinases (TYRO3, AXL and MER) implicated in cancer’s growth and spread, and is our first in-house compound to enter the clinic following our re-initiation of drug discovery activities in 2017. Zanzalintinib has a pharmacokinetic half-life of approximately one day, supporting once-daily dosing, which could translate into a favorable safety profile compared with other VEGF-receptor TKIs. Taken together with the promising anti-tumor activity, we believe zanzalintinib is positioned to be a best-in-class VEGF-receptor TKI in a wide range of solid tumors when used as a monotherapy, as well as in combination regimens. Accordingly, we are evaluating zanzalintinib in a growing development program that builds on our prior experience with cabozantinib, which we believe reduces program risk. We have also established collaborations and will continue to explore additional opportunities for novel combinations with zanzalintinib with the goal of improving standards of care.
STELLAR-001 - Advanced Solid Tumors. STELLAR-001 is a multicenter phase 1b/2 clinical trial evaluating the pharmacokinetics, safety, tolerability and preliminary anti-tumor activity of zanzalintinib. STELLAR-001 was initiated in 2019 and is divided into dose-escalation and expansion phases designed to evaluate zanzalintinib both as a monotherapy and in combination with atezolizumab in a variety of solid tumors. We previously presented data from STELLAR-001 during poster sessions at the 2022 ESMO Congress, which demonstrated preliminary clinical activity, similar to that observed with cabozantinib, across a range of solid tumors and dose levels, with a manageable safety profile. The phase 2 recommended dose for both monotherapy zanzalintinib and zanzalintinib in combination with atezolizumab was determined to be 100 mg once daily. Enrollment into the STELLAR-001 expansion cohorts for clear cell RCC, non-clear cell RCC, hormone-receptor positive breast cancer, mCRPC and colorectal cancer (CRC) is complete, and we recently presented initial results evaluating monotherapy zanzalintinib in patients with previously treated clear cell RCC during the Oral Abstracts session at the International Kidney Cancer Symposium (IKCS) in November 2023. At a median follow-up time of 8.3 months, the findings demonstrated an ORR of 38% per RECIST v. 1.1 for the entire non-clear cell RCC cohort of 32 patients, including an ORR of 57% among the 14 patients who were not previously treated with cabozantinib; the disease control rate was 88%. The ORR for the 26 patients who had received prior VEGF receptor-TKIs was 35%, including responses in four of the 17 patients (24%) who had received prior cabozantinib. Follow-up continues in this cohort as well as the other completed cohorts, and we continue to be encouraged by zanzalintinib’s emerging safety and efficacy profile, both as a monotherapy and in combination with ICIs.
STELLAR-002 - Advanced Solid Tumors. In December 2021, we initiated STELLAR-002, a multicenter phase 1b/2 clinical trial evaluating the safety, tolerability and efficacy of zanzalintinib in combination with either nivolumab, nivolumab and ipilimumab, or a fixed-dose combination of nivolumab and relatlimab, a lymphocyte activation gene-3-blocking (LAG-3) antibody developed by BMS. STELLAR-002 is divided into dose-escalation and expansion phases. We have established recommended doses of zanzalintinib for these combination regimens and are exploring them in a diverse array of solid tumor expansion cohorts, including clear cell RCC, non-clear cell RCC, HCC, mCRPC and CRC; patient enrollment into these expansion cohorts is ongoing. The primary efficacy endpoints for the expansion phase are investigator-assessed ORR per RECIST v. 1.1 and OS, and we are also evaluating additional outcomes relevant for particular tumor types in the study. Monotherapy zanzalintinib may also be evaluated to support regulatory requirements for dosing and contribution of components.
STELLAR-009 - Advanced Clear Cell RCC and Other Solid Tumors. In December 2023, we initiated STELLAR-009, an open-label phase 1b/2 trial evaluating the safety, tolerability and pharmacokinetics of zanzalintinib in combination with AB521, an inhibitor of the transcription factor HIF-2⍺ developed by Arcus Biosciences, Inc. (Arcus), in patients with advanced solid tumors, including clear cell RCC. STELLAR-009 is divided into dose-escalation and expansion phases, and patient enrollment into dose-escalation cohorts is ongoing. Efficacy endpoints for the expansion phase will include investigator-assessed ORR, DOR and PFS per RECIST v. 1.1, as well as OS.
STELLAR-303 - CRC. In June 2022, we initiated STELLAR-303, a global, multicenter, randomized, open-label phase 3 pivotal trial evaluating zanzalintinib in combination with atezolizumab versus regorafenib in patients with metastatic non-microsatellite instability-high or non-mismatch repair-deficient CRC who have progressed after or are intolerant to the current standard of care. The trial aims to enroll approximately 874 patients at approximately 135 sites globally, regardless of RAS status, with approximately 350 of these patients showing no evidence of liver metastases. Patients are being randomized 1:1 to the experimental arm of zanzalintinib in combination with atezolizumab or to the control arm of regorafenib. Under the amended trial protocol, the primary efficacy endpoint for STELLAR-303 is OS in those patients without liver metastases, and the key secondary efficacy endpoint is OS in the full intent-to-treat population. Additional secondary endpoints include investigator-assessed PFS, ORR and DOR per RECIST v. 1.1 in each population.

CRC is the third most common cancer and the third-leading cause of cancer-related deaths in the U.S. According to the American Cancer Society, approximately 153,000 new cases will be diagnosed in the U.S. and around 53,000 people will die from the disease in 2024. CRC is most frequently diagnosed among people aged 65-74 and is more common in men and those of African American descent. Nearly a quarter of CRC cases are diagnosed at the metastatic stage, at which point the five-year survival rate is just 15%. It has been estimated that approximately 40-52% of metastatic CRC cases exhibit a RAS mutation.
STELLAR-304 - Non-Clear Cell RCC. In December 2022, we initiated STELLAR-304, a global, multicenter, randomized, open-label phase 3 pivotal trial evaluating zanzalintinib in combination with nivolumab versus sunitinib in previously untreated patients with advanced non-clear cell RCC. The trial aims to enroll approximately 291 patients at approximately 173 sites globally. Patients are being randomized 2:1 to the experimental arm of zanzalintinib in combination with nivolumab or to the control arm of sunitinib, respectively. The primary efficacy endpoints for STELLAR-304 are BIRC-assessed PFS and ORR per RECIST v 1.1. The secondary efficacy endpoint is OS.
Non-clear cell RCC represents about 25% of RCC cases, with fewer treatment options available and poorer outcomes compared with clear cell RCC.
STELLAR-305 - Squamous Cell Cancers of the Head and Neck (SCCHN). In December 2023, we initiated STELLAR-305, a global, multicenter, randomized, double-blinded phase 2/3 pivotal trial evaluating zanzalintinib in combination with pembrolizumab, an ICI developed by Merck & Co., Inc. (Merck & Co.), versus monotherapy pembrolizumab in patients with previously untreated PD-L1-positive recurrent or metastatic SCCHN. The trial aims to enroll approximately 500 patients at approximately 215 sites globally. Patients will be randomized 1:1 to receive zanzalintinib in combination with pembrolizumab or placebo in combination with pembrolizumab. The primary efficacy endpoints for STELLAR-305 are BIRC-assessed PFS per RECIST v. 1.1 and OS. Secondary endpoints include investigator-assessed PFS per RECIST v. 1.1 and ORR and DOR per RECIST v. 1.1 as assessed by both BIRC and the investigator.
SCCHN comprises head and neck cancers that begin in the squamous cells that line the mucosal surfaces of the head and neck. Accounting for about 90% of all head and neck cancers, SCCHN is classified by its location: it can occur in the oral cavity, oropharynx, nasal cavity and paranasal sinuses, nasopharynx, larynx or hypopharynx. Approximately 50,000 new cases of SCCHN are diagnosed in the U.S. every year, and SCCHN is more common among men and people over the age of 50. Depending on the site of the cancer and the level of metastases, the five-year survival rate for metastatic SCCHN ranges from 4-35%.
Beyond STELLAR-303, STELLAR-304 and STELLAR-305, we intend to initiate additional early-stage and pivotal trials evaluating zanzalintinib in novel combination regimens across a broad array of future potential indications.
XB002 Development Program
XB002 is our lead TF-targeting ADC program, in-licensed from Iconic Therapeutics, Inc. (Iconic), now a wholly owned subsidiary of Endpoint Health, Inc. XB002 is a next-generation ADC composed of a human mAb against TF that is conjugated to an MTI payload. TF is highly expressed on tumor cells and TF overexpression, while not oncogenic itself, facilitates angiogenesis, metastasis and other processes important to tumor development and progression. After binding to TF on tumor cells, XB002 is internalized, and the MTI payload is released, resulting in targeted tumor cell death. XB002 is a rationally designed next-generation ADC that leverages proprietary linker-payload technology. Based on promising preclinical data, we exercised our exclusive option to license XB002 in December 2020 and assumed responsibility for all subsequent clinical development of XB002. In December 2021, we amended our agreement with Iconic to acquire broad rights to use the anti-TF antibody used in XB002 for any application, including conjugated to other payloads, as well as rights within oncology to a number of other anti-TF antibodies developed by Iconic, including for use in ADCs and multispecific biotherapeutics. For additional information on our business development activities with Iconic, see “—Collaborations and Business Development Activities—Research Collaborations and In-licensing Arrangements—Iconic.”

JEWEL-101 - Advanced Solid Tumors. In June 2021, we initiated JEWEL-101, a multicenter phase 1, open-label clinical trial evaluating the safety, tolerability, pharmacokinetics and preliminary anti-tumor activity of XB002 in patients with advanced solid tumors. The trial is divided into dose-escalation and cohort-expansion phases and is enrolling patients with advanced solid tumors, with the primary objective of determining the maximum tolerated dose for intravenous infusion as a single agent and in combination with nivolumab. JEWEL-001 had previously included additional dose-escalation cohorts evaluating the combination of XB002 and bevacizumab, a mAb developed by Roche, but those cohorts have since been discontinued. In October 2022, we announced promising initial dose-escalation results from JEWEL-101 during the Antibody-drug Conjugates Poster Session at the 34th EORTC-NCI-AACR Symposium (the 2022 ENA Symposium). The data demonstrated that XB002 was well-tolerated at multiple dose levels, and a pharmacokinetic analysis confirmed that XB002 was stable with low levels of free payload. We have initiated the cohort-expansion phase of JEWEL-101 for monotherapy XB002, which is designed to further explore two doses of XB002 in individual tumor cohorts, including NSCLC, SCCHN, cervical cancer and ovarian cancer. Additional cohorts being evaluated with monotherapy XB002 include endometrial cancer, pancreatic cancer, esophageal cancer, mCRPC, triple negative breast cancer and hormone-receptor positive breast cancer, as well as a TF-expressing tumor-agnostic cohort. The primary efficacy endpoint for the expansion phase is investigator-assessed ORR per RECIST v. 1.1. We are continuing to enroll patients in combination dose-escalation cohorts with nivolumab and will explore the combination potential with zanzalintinib. Additional expansion cohorts are planned for evaluating these various combinations as part of our goal to advance XB002 into full development. We intend to evaluate the potential of XB002 as monotherapy and in combination with other therapies across a wide range of tumor types, including indications other than those currently addressed by commercially available TF-targeting therapies.
XL309 Development Program

In September 2023, we entered into an exclusive global license agreement with Insilico Medicine US, Inc. and its affiliate, Insilico Medicine Hong Kong Limited, along with their parent company and certain other affiliated entities (individually and collectively referred to as Insilico). The agreement with Insilico grants us global rights to develop and commercialize XL309 (formerly ISM3091), a potentially best-in-class small molecule inhibitor of USP1, which has emerged as a synthetic lethal target in the context of BRCA-mutated tumors. The FDA cleared the initial IND for XL309 for the treatment of patients with solid tumors in April 2023. XL309 is currently being evaluated in a phase 1 clinical trial to explore its pharmacokinetics, safety, tolerability and preliminary anti-tumor activity in patients with advanced solid tumors, and enrollment is ongoing. Our priorities for XL309 include accelerating its development as a potential therapy for tumors that have become refractory to PARP inhibitors (PARPi), including forms of ovarian, breast and prostate cancers, pursuing potential PARPi combination regimens, and potentially moving beyond the PARPi market into new patient populations. For more information on the Insilico license agreement, see “—Collaborations and Business Development Activities—Research Collaborations and In-licensing Arrangements—Insilico.”

ADU-1805 Development Program

In November 2022, we executed an exclusive option and license agreement and clinical development collaboration with Sairopa B.V. (Sairopa) providing us with the right to exclusively in-license ADU-1805, a clinical-stage and potentially best-in-class mAb developed by Sairopa that targets SIRPα. In February 2023, the FDA cleared the initial IND for ADU-1805 to evaluate the safety and pharmacokinetics of ADU-1805 in adults with advanced solid tumors. ADU-1805 is currently being evaluated in a phase 1 clinical trial to explore its pharmacokinetics, safety, tolerability and preliminary anti-tumor activity in patients with advanced solid tumors. The ADU-1805 study includes future plans to investigate the compound’s potential in combination with approved ICIs. For more information on the Sairopa option arrangement, see “—Collaborations and Business Development Activities—Research Collaborations and In-licensing Arrangements—Sairopa.”
XL102 Development Program and QUARTZ-101 (Advanced Solid Tumors)
XL102 (formerly AUR102) is a potent, selective, irreversible and orally bioavailable covalent inhibitor of CDK7 (an important regulator of the cellular transcriptional and cell cycle machinery) discovered by Aurigene Oncology, Ltd. (Aurigene). We exercised our exclusive option to license XL102 in December 2020 pursuant to our collaboration with Aurigene, assuming responsibility for all subsequent clinical development of XL102. In January 2021, we initiated QUARTZ-101, a multicenter phase 1, open-label clinical trial evaluating the safety, tolerability, pharmacokinetics and preliminary anti-tumor activity of XL102, both as a single agent and in combination with other anti-cancer therapies, in patients with inoperable, locally advanced or metastatic solid tumors. Based on initial findings from QUARTZ-101 and research into potential formulations of XL102, we have discontinued development of XL102 as of November 2023.

CBX-12 Development Program
In November 2022, we executed an exclusive collaboration agreement with Cybrexa Therapeutics, LLC (Cybrexa) providing us with the right to acquire CBX-12 (alphalexTM exatecan), a clinical-stage, first-in-class peptide-drug conjugate that utilizes Cybrexa’s proprietary alphalex technology to enhance delivery of exatecan, a highly potent, second-generation topoisomerase I inhibitor, to tumor cells. CBX-12 is currently being evaluated in a phase 1 clinical trial to explore its pharmacokinetics, safety, tolerability and preliminary anti-tumor activity at various doses and schedules in patients with advanced or metastatic refractory solid tumors. We elected to terminate our collaboration with Cybrexa in January 2024 and subsequently relinquished all rights with respect to CBX-12.
A complete listing of all ongoing trials can be found at www.ClinicalTrials.gov.
Expansion of the Exelixis Pipeline
Increasing the number of novel anti-cancer agents in our pipeline is essential to our overall strategy and business goals. We are working to expand our oncology product pipeline through drug discovery efforts, which encompass our diverse biotherapeutics and small molecule programs exploring multiple modalities and mechanisms of action. This approach provides a high degree of flexibility with respect to target selection and allows us to prioritize those targets that we believe have the greatest chance of yielding impactful therapeutics. As part of our strategy, our drug discovery activities have included and continue to include research collaborations, in-licensing arrangements and other strategic transactions that collectively incorporate a wide range of technology platforms and assets and increase our probability of success. As of the date of this Annual Report on Form 10-K, we expect to progress two new development candidates into preclinical development during 2024. We will continue to engage in pipeline expansion initiatives with the goal of acquiring and in-licensing promising investigational oncology assets and then further characterize and develop them utilizing our established preclinical and clinical development infrastructure.
Biotherapeutics Programs
We are advancing a variety of biotherapeutics that have the potential to become anti-cancer therapies, including bispecific antibodies and ADCs. ADCs in particular present a unique opportunity for new cancer treatments, given their capabilities to deliver anti-cancer drug payloads to targets with increased precision while minimizing impact on healthy tissues. This approach has been validated by multiple regulatory approvals for the commercial sale of ADCs in the past several years. To facilitate the growth of our various biotherapeutics programs, we have established multiple research collaborations and in-licensing arrangements and entered into other strategic transactions, aimed at conserving capital and managing risks, that provide us with access to antibodies, binders, payloads and conjugation technologies, which are the components employed to generate next-generation ADCs or multispecific antibodies. In addition to the option deal with Sairopa, some of our active research collaborations for biotherapeutics programs include collaborations with:
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
We have made significant progress under these and other research collaborations and in-licensing arrangements and believe we will continue to do so in 2024 and future years. For example, based on promising preclinical data for XB002, we exercised our exclusive option to license XB002 from Iconic in December 2020 and initiated the JEWEL-101 phase 1 clinical trial in June 2021. For additional information on JEWEL-101 and our development plans for XB002, see “—Exelixis Development Programs—Pipeline Development Programs - Advancing Exelixis’ Future Cancer Therapy Candidates—XB002 Development Program.” Also, as a direct result of these arrangements, we are advancing five biotherapeutics development candidates toward potential IND filings in 2024, 2025, and 2026: XB010, XB628, XB371, XB064, and XB033. XB010, our first ADC advanced internally, targets the tumor antigen 5T4 and incorporates an antibody sourced from Invenra and was constructed using Catalent’s SMARTag site-specific bioconjugation platform. XB628 is a bispecific antibody that targets PD-L1 and natural killer cell receptor group 2A (NKG2A), identified as key regulators of natural killer cell activity, and was discovered, in part, in collaboration with Invenra. XB371 is a next-generation TF-targeting ADC that is differentiated from XB002 by its topoisomerase inhibitor payload, and was discovered, in part, in collaboration with Catalent.

XB064 is a high-affinity mAb that targets immunoglobin-like transcript 2 (ILT2), which is associated with resistance to PD-1 pathway inhibitors, with potential to combine broadly with our internal pipeline and approved immunotherapy agents, and was discovered, in part, in collaboration with Invenra. XB033 is an ADC targeting the tumor antigen IL13Ra2, and was discovered, in part, in collaboration with Invenra and Catalent. In December 2023, we announced that we had discontinued our preclinical development program for XB014, a bispecific antibody combining a PD-L1 targeting arm with a CD47 targeting arm to block a macrophage checkpoint, and was discovered, in part, in collaboration with Invenra. For additional information on these specific research collaborations and in-licensing arrangements related to our biotherapeutics programs, see “—Collaborations and Business Development Activities—Research Collaborations and In-licensing Arrangements.”
Small Molecule Programs
Since its formation in 2000, our drug discovery group has advanced over 25 compounds to the IND-stage, either independently or with collaboration partners, and today we deploy our drug discovery expertise to advance small molecule programs toward and through preclinical development. These efforts are led by our experienced scientists, including some of the same scientists who led the efforts to discover cabozantinib, cobimetinib and esaxerenone, each of which are now commercially distributed drug products. The furthest along of our internally-discovered small molecule product candidates is zanzalintinib, which is now being evaluated in phase 3 clinical trials. We are also advancing a small molecule development candidate, XL495, toward a potential IND filing in 2024. XL495 is an inhibitor of protein kinase membrane associated tyrosine/threonine 1 (PKMYT1) with best-in-class potential to treat solid tumors due to its improved selectivity and pharmacokinetics. In addition, we augment our small molecule discovery activities through research collaborations and in-licensing arrangements with other companies engaged in small molecule discovery. Most recently, in September 2023, we entered into an exclusive global license agreement with Insilico, granting us global rights to develop and commercialize XL309, a potentially best-in-class small molecule inhibitor of USP1, which has emerged as a synthetic lethal target in the context of BRCA-mutated tumors. In April 2023, the FDA cleared the initial IND for XL309 for the treatment of patients with solid tumors. For additional information on our development plans for XL309, see “Business—Exelixis Development Programs—Pipeline Development Programs – Advancing Exelixis’ Future Cancer Therapy Candidates—XL309 Development Program” in Part I, Item 1 of this Annual Report on Form 10-K, and for additional information on our research collaborations and in-licensing arrangements related to our small molecule programs, see “—Collaborations and Business Development Activities—Research Collaborations and In-licensing Arrangements.” We also continue to make progress on multiple lead optimization programs for inhibitors of a variety of targets that we believe play significant roles in tumor growth, and we anticipate that some of these other programs could reach development candidate status in 2024 and beyond.
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
Cabozantinib Commercial Collaborations
Ipsen Collaboration
In February 2016, we entered into a collaboration and license agreement with Ipsen for the commercialization and further development of cabozantinib. Under the collaboration agreement, Ipsen received exclusive commercialization rights for current and potential future cabozantinib indications outside of the U.S., Canada and Japan. The collaboration agreement has been subsequently amended on multiple occasions, including in December 2016 to include commercialization rights in Canada. We have also agreed to collaborate with Ipsen on the development of cabozantinib for current and potential future indications. The parties’ efforts are governed through a joint steering committee and appropriate subcommittees established to guide and oversee the collaboration’s operation and strategic direction; provided, however, that we retain final decision-making authority with respect to cabozantinib’s ongoing development.

In consideration for the exclusive license and other rights contained in the collaboration agreement, including commercialization rights in Canada, Ipsen paid us aggregate upfront payments of $210.0 million in 2016. As of December 31, 2023, we achieved aggregate milestone payments of $489.5 million related to regulatory and commercial progress by Ipsen since the inception of the collaboration agreement.
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
We are entitled to receive a tiered royalty of 22% to 26% on annual net sales, with separate tiers for Canada; these 22% to 26% royalty tiers reset each calendar year. As of December 31, 2023, we have earned royalties of $517.9 million on net sales of cabozantinib by Ipsen since the inception of the collaboration agreement.
We received notification that, effective January 1, 2021, Royalty Pharma plc (Royalty Pharma) acquired from GlaxoSmithKline (GSK) all rights, title and interest in royalties on total net sales of any product containing cabozantinib for non-U.S. markets for the full term of the royalty and for the U.S. market through September 2026, after which time U.S. royalties will revert back to GSK. Accordingly, and consistent with our historical agreement with GSK, we are required to pay a 3% royalty to Royalty Pharma on total net sales of any product containing cabozantinib, including net sales by Ipsen.
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

Takeda Collaboration
In January 2017, we entered into a collaboration and license agreement with Takeda, as subsequently amended to, among other things, modify the amount of reimbursements we receive for costs associated with our required pharmacovigilance activities and milestones we are eligible to receive, as well as modify certain cost sharing obligations related to the Japan-specific development costs associated with CONTACT-01 and CONTACT-02. Under the collaboration agreement, Takeda has exclusive commercialization rights for current and potential future cabozantinib indications in Japan, and the parties have agreed to collaborate on the clinical development of cabozantinib in Japan. The operation and strategic direction of the parties’ collaboration is governed through a joint executive committee and appropriate subcommittees.
In consideration for the exclusive license and other rights contained in the collaboration agreement, we received an upfront payment of $50.0 million from Takeda in 2017. As of December 31, 2023, we have also achieved aggregate milestone payments of $138.0 million related to regulatory and commercial progress by Takeda since the inception of the collaboration agreement, including one commercial milestone payment during 2023 for $11.0 million upon Takeda’s achievement of $150.0 million of cumulative net sales of cabozantinib in Japan. We are eligible to receive additional regulatory and development milestone payments, without limit, for additional potential future indications.
We are further eligible to receive commercial milestones, including milestone payments earned for the first commercial sale of a product of $108.0 million. We also receive royalties on the net sales of cabozantinib in Japan. We are entitled to receive a tiered royalty of 15% to 24% on the initial $300.0 million of net sales, and following this initial $300.0 million of net sales, we are then entitled to receive a tiered royalty of 20% to 30% on annual net sales thereafter; these 20% to 30% royalty tiers reset each calendar year. As of December 31, 2023, we have earned royalties of $34.2 million on net sales of cabozantinib by Takeda since the inception of the collaboration agreement.
Consistent with our historical agreement with GSK, we are required to pay a 3% royalty to Royalty Pharma on total net sales of any product containing cabozantinib, including net sales by Takeda.
Except for CONTACT-01 and CONTACT-02, Takeda is responsible for 20% of the costs associated with the cabozantinib development plan’s current and future trials, provided Takeda opts into such trials, and 100% of costs associated with the cabozantinib development activities that are exclusively for the benefit of Japan. In accordance with the collaboration agreement, Takeda has opted into and is co-funding certain clinical trials, including: CheckMate -9ER; certain cohorts of COSMIC-021; CONTACT-01; and CONTACT-02.
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
Under the collaboration agreement with BMS, each party granted to the other a non-exclusive, worldwide (within the collaboration territory as defined in the collaboration agreement and its supplemental agreements), non-transferable, royalty-free license to use the other party’s compounds in the conduct of each clinical trial. The parties’ efforts are governed through a joint development committee established to guide and oversee the collaboration’s operation. Each trial is conducted under a combination IND application, unless otherwise required by a regulatory authority. Each party is responsible for supplying finished drug product for the applicable clinical trial, and responsibility for the payment of costs for each such trial will be determined on a trial-by-trial basis. Following the FDA’s approval of CABOMETYX in combination with nivolumab as a first-line treatment of patients with advanced RCC, we and BMS commenced the commercial launch of the combination and have agreed to pursue commercialization and marketing efforts independently.
Roche Collaboration
In February 2017, we entered into a master clinical supply agreement with Roche for the purpose of evaluating cabozantinib and Roche’s ICI, atezolizumab, in locally advanced or metastatic solid tumors. Under this agreement with Roche, in June 2017, we initiated COSMIC-021 and in December 2018, we initiated COSMIC-312. We were the sponsor of both trials, and Roche provided atezolizumab free of charge. Building upon encouraging clinical activity observed in COSMIC-021, in December 2019 we entered into a joint clinical research agreement with Roche for the purpose of further evaluating the combination of cabozantinib with atezolizumab in patients with locally advanced or metastatic solid tumors, including in the CONTACT-01, CONTACT-02 and CONTACT-03 studies. If a party to the joint clinical research agreement proposes any additional combined therapy trials beyond any ongoing phase 3 pivotal trials, the joint clinical research agreement provides that such proposing party must notify the other party and that if agreed to, any such additional combined therapy trial will become part of the collaboration, or if not agreed to, the proposing party may conduct such additional combined therapy trial independently, subject to specified restrictions set forth in the joint clinical research agreement.
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

Zanzalintinib Clinical Collaborations
To diversify our exploration of the therapeutic potential of zanzalintinib, we have also entered into multiple collaboration and supply agreements to evaluate zanzalintinib in various combination trials, including with Roche’s atezolizumab, BMS’ nivolumab, ipilimumab and relatlimab, and Arcus’ AB521. These agreements facilitate the efficient exploration of the safety and efficacy of zanzalintinib in combinations with a variety of established cancer therapies as we continue to build a broad development program for zanzalintinib. For descriptions of our ongoing clinical trials evaluating zanzalintinib in combination with other therapies, see “—Exelixis Development Programs—Pipeline Development Programs - Advancing Exelixis’ Future Cancer Therapy Candidates—Zanzalintinib Development Program.”
Research Collaborations and In-licensing Arrangements
As part of our pipeline expansion efforts, we have entered several research collaborations and in-licensing arrangements, as well other strategic transactions that collectively incorporate a wide range of technology platforms and assets and increase our probability of success. More recently, we have focused our business development activities on late preclinical and early-stage clinical assets that align with our oncology drug development, regulatory and commercial expertise, and that have immediate potential as product candidates to treat cancer patients, including the following:
•Sairopa. In November 2022, we entered into an exclusive option and license agreement and clinical development collaboration with Sairopa to develop ADU-1805. The collaboration is intended to expand our clinical pipeline to explore the applicability of ADU-1805 across multiple tumor types, as well as the potential to combine ADU-1805 with zanzalintinib and approved ICIs. Under the agreement, we made an upfront payment to Sairopa, including additional payments for near-term milestones, in exchange for an option to obtain an exclusive, worldwide license to develop and commercialize ADU-1805 and other anti-SIRPα antibodies, and for certain expenses to be incurred by Sairopa in conducting prespecified phase 1 clinical studies of ADU-1805 during the option period. Sairopa is eligible to receive additional development milestone payments during the option period. Following the completion of the prespecified clinical studies, we have the right to exercise our option upon payment of an option exercise fee. Upon option exercise, Sairopa will be eligible to receive additional development and commercial milestone payments, as well as royalties on potential sales.
•Insilico. In September 2023, we entered into an exclusive global license agreement with Insilico. Under the agreement, Insilico granted us global rights to develop and commercialize XL309, a clinical-stage and potentially best-in-class small molecule inhibitor of USP1, which has emerged as a synthetic lethal target in the context of BRCA-mutated tumors, and other USP1-targeting compounds, in exchange for an upfront payment to Insilico of $80 million. Insilico is also eligible to receive future development, commercial, and sales-based milestone payments, as well as tiered royalties on net sales. In the fourth quarter of 2023, we completed the transfer of stewardship of the ongoing phase 1 clinical trial evaluating XL309 from Insilico to us.
We continue to make progress on our various research collaborations and in-licensing arrangements focused on our early-stage pipeline with the goal of advancing new candidates toward the clinic, including the following:
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
•Iconic. In May 2019, we entered into an exclusive option and license agreement with Iconic to advance an innovative next-generation ADC program for cancer, leveraging Iconic’s expertise in targeting TF in solid tumors. Under the original May 2019 agreement, we gained an exclusive option to license XB002, Iconic’s lead TF-targeting ADC program, in exchange for an upfront payment to Iconic and a commitment for preclinical development funding. Based on encouraging preclinical data, we exercised our exclusive option to license XB002 in December 2020, resulting in our assuming responsibility for all subsequent clinical development, manufacturing and commercialization for XB002 and payment of an option exercise fee to Iconic. Following the FDA’s acceptance of our IND for XB002 in April 2021, we initiated a phase 1 clinical trial of XB002 in June 2021 designed to evaluate its pharmacokinetics, safety, tolerability and preliminary efficacy as a monotherapy in patients with advanced solid tumors. For additional information on XB002, see “—Exelixis Development Programs—Pipeline Development Programs - Advancing Exelixis’ Future Cancer Therapy Candidates—XB002 Development Program.” In January 2022, we announced an amendment to our agreement with Iconic, which we entered into in December 2021, to acquire broad rights to use the anti-TF antibody used in XB002 for any application, including conjugated to other payloads, as well as rights within oncology to a number of other anti-TF antibodies developed by Iconic, including for use in ADCs and multispecific biotherapeutics. Under the amended agreement, we made a final payment to Iconic and will not owe Iconic any further payments, but we will continue to be responsible for milestone payments and royalties owed to other companies pursuant to prior agreements between Iconic and those companies.
•Invenra. In May 2018, we entered into a collaboration and license agreement with Invenra to discover and develop multispecific antibodies for the treatment of cancer. Invenra is responsible for antibody lead discovery and generation while we will lead IND-enabling studies, manufacturing, clinical development in single-agent and combination therapy regimens, and future regulatory and commercialization activities. The collaboration agreement provides that we will receive an exclusive, worldwide license to one preclinical, multispecific antibody asset, and that we will pursue multiple additional discovery projects across three different programs during the term of the collaboration. In October 2019, we expanded our collaboration to include the development of novel binders against six additional targets, which we can use to generate multispecific antibodies based on Invenra’s B-BodyTM technology platform, or with other platforms and formats at our option. We amended the agreement again in March 2020 and January 2021 to enable the use of target binders in non-Invenra platform-based modalities, such as ADC platforms, and to enable the development of biparatopic antibodies, respectively. Then in August 2021, we further expanded our collaboration to include up to 20 additional targets for biotherapeutics discovery and development, for which we agreed to pay Invenra exclusivity payments and research program funding over a three-year period. Under the collaboration, Invenra is eligible for project initiation fees and potential development, regulatory and commercial milestone payments, as well as tiered royalties on net sales of any approved products. We also have the right to exercise options with respect to certain of Invenra’s other research programs in exchange for an option exercise payment, and Invenra is eligible for milestone payments and royalties for any products that arise from these optioned research programs.
In order to prioritize the advancement of our deep pipeline of clinical and near-clinical programs, we are rebalancing our investment priorities and research and development resources toward our product development activities. Accordingly, we elected to terminate certain of our research collaborations, in-licensing and other arrangements in January 2024:
•Aurigene, which was focused on the discovery and development of novel small molecules as therapies for cancer, and included our discontinued programs for XL102 and XL114;
•BioInvent International AB (BioInvent), which was intended to expand our portfolio of antibody-based therapies and utilizes BioInvent’s proprietary n-CoDeR® antibody library and patient-centric F.I.R.S.T™ screening platform, which together are designed to allow for parallel target and antibody discovery;
•Cybrexa, which was focused on the development of CBX-12 (including our right to acquire CBX-12);

•NBE-Therapeutics AG (NBE), which was focused on the discovery and development of multiple ADCs by leveraging NBE’s unique expertise and proprietary platforms in ADC discovery, including NBE’s SMAC-Technology™ (a site-specific conjugation technology) and novel payloads; and
•STORM Therapeutics LTD, which was focused on the discovery and development of inhibitors of novel RNA modifying enzymes, including ADAR1.
The terminations for these agreements will be effective in April 2024.
Other Collaborations
Prior to the commercialization of our first product, COMETRIQ, our primary business strategy was focused on the development and out-licensing of innovative drug candidate compounds to pharmaceutical and biotechnology companies under collaboration agreements that allowed us to retain economic participation in the asset and support additional development of our proprietary products. Our collaboration agreements with Genentech and Daiichi Sankyo are representative of this historical strategy. Under our collaboration agreement with Genentech we out-licensed the further development and commercialization of COTELLIC, and under our collaboration agreement with Daiichi Sankyo we granted Daiichi Sankyo an exclusive, worldwide license to certain intellectual property, including MINNEBRO. We have since evolved and are now a fully integrated biopharmaceutical company focused on driving the expansion and depth of our product offerings through the continued development of the cabozantinib franchise and drug discovery efforts. While these historical collaboration agreements have the potential to provide future revenue, and while we have received some collaboration revenues from these arrangements, we do not expect to receive significant revenues from these historical collaboration agreements.
Manufacturing and Product Supply
We do not operate our own current Good Manufacturing Practice (GMP) manufacturing or distribution facilities for chemistry, manufacturing and control (CMC) development activities, preclinical, clinical or commercial production and distribution for our current products and new product candidates. Instead, we mostly rely on various third-party contract manufacturing organizations to conduct these operations on our behalf. As our operations continue to grow in these areas, we are expanding internal CMC development laboratories to augment our external network focusing on our product candidates. We expect this to enable us to maximize application of our internal expertise and scientific know-how and advance our product candidates more efficiently and with greater technical precision, speed, agility and quality, while working in close collaboration with our expanding external manufacturing and supply chain network. This external network consists of well-established and reputable global third-party GMP contract manufacturers for our CMC development and manufacturing that have good regulatory standing, suitable manufacturing capacities and capabilities. We anticipate that this network will meet our future commercial manufacturing and supply needs for our product candidates currently in development, should such programs advance to regulatory approval and subsequent commercialization. These third parties must comply with applicable legal and regulatory requirements, including the FDA’s current GMP, the EC’s Guidelines on Good Distribution Practice (GDP), as well as other stringent regulatory requirements enforced by the FDA or foreign regulatory agencies, as applicable, and are subject to routine inspections by such regulatory agencies. In addition, through our third-party contract manufacturers and data service providers, we continue to provide serialized commercial products as required to comply with the Drug Supply Chain Security Act (DSCSA) and its foreign equivalents where applicable.
Specifically with respect to CABOMETYX, we entered into agreements with secondary contract manufacturing organizations to produce additional commercial supplies of CABOMETYX tablets and cabozantinib drug substance, which bolsters our commercial supply chain and serves to mitigate the risk of supply chain interruptions or other failures.
We continually monitor and evaluate the performance of our third-party contract manufacturers on an ongoing basis for compliance with these requirements and to affirm their continuing capabilities to meet both our commercial and clinical needs. We also have contracted with a third-party logistics provider, with multiple distribution locations, to provide shipping and warehousing services for our commercial supply of both CABOMETYX and COMETRIQ in the U.S. We employ highly skilled personnel with both technical and manufacturing experience to diligently manage the activities at our third-party contract manufacturers and other supply chain partners, and our quality department audits them on a periodic basis.

We source raw materials that are used to manufacture our drug substance from multiple third-party suppliers in Asia, Europe and North America. Where appropriate, we stock sufficient quantities of these materials and provide them to our third-party drug substance contract manufacturers so they can manufacture adequate drug substance quantities per our requirements, for both clinical and commercial purposes. We then store drug substance at third-party facilities and provide appropriate amounts to our third-party drug product contract manufacturers, who then manufacture, package and label our specified quantities of finished goods for COMETRIQ and CABOMETYX, respectively. In addition, we rely on our third-party contract manufacturers to source materials such as excipients, components and reagents, which are required to manufacture our drug substance and finished drug product.
In addition to having expanded our commercial supply chain to include secondary contract manufacturing organizations, we have established and continue to maintain substantial safety stock inventories for our drug substance and drug products, and we store these quantities in multiple locations. The quantities that we store are based on our business needs and take into account forecasts of global market demand, production lead times, potential supply interruptions and shelf life for our drug substance and drug products. We have not experienced significant production delays or seen significant impairment to our supply chain as a result of the ongoing hostilities in Eastern Europe and the Middle East or other global events. We believe that our current manufacturing network has the appropriate capacity to produce sufficient commercial quantities of CABOMETYX to support the currently approved RCC, HCC and DTC indications, and also potential additional indications if trials evaluating CABOMETYX in those indications prove to be successful and gain regulatory approval in the future. Our manufacturing footprint also enables us to fulfill our supply obligations for our products and product candidates to our collaboration partners for global commercial and development purposes.
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
In addition, we rely on Ipsen and Takeda for ongoing and further commercialization and distribution of CABOMETYX in territories outside of the U.S., as well as for access and distribution activities for the approved products, including named patient use programs or similar programs, and we also rely on Ipsen for these same activities with respect to the commercialization and distribution of COMETRIQ outside of the U.S.
To help ensure that all eligible patients in the U.S. have appropriate access to CABOMETYX and COMETRIQ, we have established a comprehensive reimbursement and patient support program called Exelixis Access Services (EASE). Through EASE, we provide co-pay assistance to qualified, commercially insured patients to help minimize out-of-pocket costs and provide free drug to uninsured or underinsured patients who meet certain clinical and financial criteria. In addition, EASE provides comprehensive reimbursement support services, such as prior authorization assistance, benefits investigation and, if needed, appeals support. Beyond financial assistance, patients who participate in EASE also receive treatment coordination through a dedicated case manager, as well as clinical outreach and support from a network of oncology nurses or other healthcare professionals who help many of these patients better understand how to take their medication and mitigate side effects.
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

Due to the focus of our business in discovering and developing drug products, many of our employees work in our on-site laboratory facilities. All laboratory staff are trained on chemical hygiene, the use of personal protective equipment and other relevant laboratory safety topics, including working with blood-borne pathogens, and current staff are retrained regularly. We also extend these trainings to facilities staff and others who support our work in the labs. To maintain a safe environment for all staff, we have established a Lab Safety Committee to oversee the working conditions in our laboratory and office environments and conduct regular safety inspections, with reports provided to our Ethics Committee on a regular basis. We regularly perform thorough safety inspections of our laboratories, and continuously update our procedures based on the observations made during these inspections. Additionally, we conduct periodic industrial hygiene monitoring to ensure lab staff working with certain known hazardous chemicals do not exceed regulated exposure limits, regularly test and certify fume hoods, biosafety cabinets and other individual pieces of equipment on which employees rely to maintain a safe working environment. We also adhere to the standards set by the Environmental Protection Agency, the Occupational Safety and Health Administration, Cal-OSHA and Bay Area Air Quality Management District, among other governing bodies, to ensure compliance with laws and regulations and help keep our employees safe.
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
•adequate and well-controlled human clinical trials conducted in accordance with the protocol, IND and Good Clinical Practice (GCP) to establish the safety and efficacy of the product candidate for its proposed intended use;
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
•Priority review is designed to shorten the review period for drugs that treat serious conditions and that, if approved, would offer significant advances in safety or effectiveness or would provide a treatment where no adequate therapy exists. Under priority review, the FDA aims to take action on the application within six months as compared to a standard review time of 10 months. Sponsors may also obtain a priority review voucher upon approval of an NDA for certain qualifying diseases and conditions that can be applied to a subsequent NDA submission.

•Accelerated approval provides for an earlier approval for a new drug that is intended to treat a serious or life-threatening disease or condition and that provides a meaningful advantage over available therapies and demonstrates an effect on a surrogate endpoint, or an intermediate clinical endpoint, which is considered reasonably likely to predict clinical benefit. As a condition of approval, the FDA requires that a sponsor of a product candidate receiving accelerated approval perform post-marketing clinical trials or provide data on established clinical endpoints from the same trial to confirm the clinical benefit as predicted by the surrogate marker trial. The FDA may require such required post-marketing clinical trials to be underway prior to approval, or within a specific period thereafter, and will specify the conditions for such trials. Further, sponsors must provide reports on post-marketing trial progress no later than 180 days after approval and every 180 days thereafter until such trials are completed. The failure to conduct required post-marketing trials with due diligence and or to submit the required reports are prohibited acts, and these failures by sponsor in administering such trials, or the failure of such trials to confirm the clinically meaningful outcome, may result in withdrawal of the approval of the drug or the indication approved under accelerated approval. The FDA can also withdraw an accelerated approval on an expedited basis provided it follows certain procedures.
Specifically, with respect to oncology products, the FDA may review applications under the Real-Time Oncology Review (RTOR) program established by the FDA’s Oncology Center of Excellence. The RTOR program, which allows an applicant to pre-submit components of the application to allow the FDA to review clinical data before the complete filing is submitted, aims to explore a more efficient review process to ensure that safe and effective treatments are available to patients as early as possible, while maintaining and improving review quality. Drugs considered for review under the RTOR program must be likely to demonstrate substantial improvements over available therapy, which may include drugs previously granted breakthrough therapy designation for the same or other indications and must have straight-forward study designs and endpoints that can be easily interpreted.
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
Both Congress and the FDA are considering, and have enacted, various legislative and regulatory proposals focused on drug competition, including legislation focused on drug patenting and provision of drug to generic applicants for testing. For example, the Ensuring Innovation Act, enacted in April 2021, amended the FDA’s statutory authority for granting NCE exclusivity to reflect the agency’s existing regulations and longstanding interpretation that award NCE exclusivity based on a drug’s active moiety, as opposed to its active ingredient, which is intended to limit the applicability of NCE exclusivity, thereby potentially facilitating generic competition. In addition, the Further Consolidated Appropriations Act, 2020, which incorporated the framework from the Creating and Restoring Equal Access To Equivalent Samples (CREATES) legislation, allows ANDA, 505(b)(2) NDA or biosimilar developers to obtain access to branded drug and biotherapeutic product samples. Further, Section 3222 of the Consolidated Appropriations Act, 2023, enacted on December 29, 2022 (the 2023 Appropriations Act), requires the FDA to make therapeutic equivalence determinations for 505(b)(2) NDAs at the time of approval, or up to 180 days thereafter, if requested by the applicant.
Additionally, Section 3224 of the 2023 Appropriations Act allows the FDA to approve an ANDA even if there are differences between the generic drug’s proposed labeling and that of the listed drug due to the FDA approving a change to the listed drug’s label (excluding warnings) within 90 days of when the ANDA is otherwise eligible for approval, provided that the ANDA applicant agrees to submit revised labeling for the generic drug within 60 days of approval. Moreover, in September 2023, the U.S. Federal Trade Commission (FTC) issued a policy statement, supported by the FDA, warning brand pharmaceutical companies that they could face legal action under the FTC Act if they improperly list patents in the Orange Book, and in November 2023, the FTC subsequently initiated challenges against patents held by brand pharmaceutical companies and listed in the Orange Book under the FDA’s patent listing dispute process.
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
Under EU regulatory systems, a company may submit a marketing authorization application (MAA) either under centralized or decentralized procedure. Under the centralized procedure, MAAs are submitted to the EMA for scientific review by the Committee for Medicinal Products for Human Use (CHMP) so that an opinion is issued on product approvability. The opinion is considered by the EC which is responsible for granting the centralized marketing authorization in the form of a binding EC decision. If the application is approved, the EC grants a single marketing authorization that is valid for all EU Member States as well as Iceland, Liechtenstein, and Norway, collectively the European Economic Area. The decentralized and mutual recognition procedures, as well as national authorization procedure are available for products for which the centralized procedure is not compulsory. The mutual recognition procedure provides for the EU Member States selected by the applicant to mutually recognize a national marketing authorization that has already been granted by the competent authority of another Member State, referred to as the Reference Member State (RMS). The decentralized procedure is used when the product in question has yet to be granted a marketing authorization in any Member State. Under this procedure the applicant can select the Member State that will act as the RMS. In both the mutual recognition and decentralized procedures, the RMS reviews the application and submits its assessment of the application to the Member States where marketing authorizations are being sought, referred to as Concerned Member States. Within 90 days of receiving the application and assessment report, each Concerned Member State must decide whether to recognize the RMS assessment or reject it based on potential serious risk to public health. If the disputed points cannot be resolved, the matter is eventually referred to the Coordination Group on Mutual Recognition and Decentralized Procedures in the first instance to reach an agreement and failing to reach such an agreement, a referral to the EMA and the CHMP for arbitration that will result in an opinion to form the basis of a decision to be issued by the EC binding on all Member States. If the application is successful during the decentralized or mutual recognition procedure, national marketing authorizations will be granted by the competent authorities in each of the Member States chosen by the applicant.
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
Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. For example, the California Consumer Privacy Act of 2018, as amended (CCPA), went into operation in January 2020 and broadly defines personal information, affords California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action related to certain data security breaches. These protections were expanded by the California Privacy Rights Act (CPRA), which became effective in most key respects in January 2023 and became enforceable in certain respects in July 2023, with the CPRA’s implementing regulations currently subject to a stay of enforcement until one year from their issuance. Privacy laws in other states may also impact our operations, including both comprehensive and sector specific legislation, and Congress is considering additional federal privacy legislation. In addition, most healthcare professionals and facilities who may prescribe our products and from whom we may obtain patient health information, are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology and Clinical Health Act (HIPAA). Although we are not considered to be a covered entity or business associate under HIPAA with respect to our clinical and commercial activities, we could be subject to penalties if we use or disclose individually identifiable health information in a manner not authorized or permitted by HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including laws in all 50 states requiring security breach notification in some circumstances. The CCPA, as amended by the CPRA, HIPAA and these other laws could create liability for us or increase our cost of doing business. International laws, such as the EU General Data Protection Regulation 2016/679 (GDPR), could also apply to our operations. Failure to provide adequate privacy protections and maintain compliance with applicable privacy laws could jeopardize business transactions across borders and result in significant penalties.
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

Because our products are covered in the U.S. by the Medicaid program, we have various obligations, including government price reporting and rebate requirements, which generally require us to pay substantial rebates or offer our drugs at substantial discounts to certain purchasers (including “covered entities” purchasing under the 340B Drug Pricing Program (the 340B Program)). CMS continues to issue guidance and rulemaking governing our participation in the Medicaid Drug Rebate Program (MDRP), and we cannot predict how future guidance or rules would affect our profitability (including the potential for increases in our overall Medicaid rebate liability and the obligation to charge greatly reduced prices to covered entities). We are also required to discount our products to authorized users of the Federal Supply Schedule of the General Services Administration, under which additional laws and requirements apply. These programs require submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas and regulatory guidance, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations, and the guidance governing such calculations is not always clear. Compliance with such requirements can require significant investment in personnel, systems and resources. Failure to properly calculate prices, or to offer required discounts or rebates could subject us to substantial penalties.
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
There has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. In particular, there have been several recent U.S. Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as executive orders and sub-regulatory guidance that may impact pricing for pharmaceutical products. These initiatives include, among others:
•efforts to reevaluate, reduce or limit the prices patients pay for pharmaceutical products;
•implementation of additional data collection and transparency reporting regarding drug pricing, rebates, fees and other remuneration provided by drug manufacturers;
•revisions to rules associated with the calculation of average manufacturer price and best price under Medicaid;
•eliminate the AKS discount safe harbor protection for manufacturer rebate arrangements with Medicare Part D plan sponsors;

•changes to the MDRP, including through a recent CMS-proposed rulemaking for this program, that could significantly increase manufacturer rebate liability; and
•reevaluation of safe harbors under the AKS.
For instance, in August 2022, President Biden signed the Inflation Reduction Act of 2022 (Inflation Reduction Act), which among other things: allows CMS to establish the prices of certain single-source drugs and biotherapeutics reimbursed under Medicare Part B and Part D (the Medicare Drug Price Negotiation Program); subjects drug manufacturers to potential civil monetary penalties and a significant “excise tax” for offering a price that is not equal to or less than the government-imposed “maximum fair price” under the law; imposes additional rebates for certain Part B and Part D drugs where relevant pricing metrics associated with the products increase faster than inflation; and redesigns the funding and benefit structure of the Medicare Part D program, potentially increasing manufacturer liability while capping annual out-of-pocket drug expenses for Medicare beneficiaries. These provisions started taking effect incrementally beginning in 2022 and certain provisions currently are subject to various legal challenges. As of the date of this Annual Report on Form 10-K, for example, CMS has begun to implement aspects of the Inflation Reduction Act and has released revised guidance addressing the Medicare Part B and Medicare Part D inflation rebate provisions of the Inflation Reduction Act. These provisions generally require manufacturers of Medicare Part B and Part D rebatable drugs to pay inflation rebates to the Medicare program if pricing metrics associated with their products increase faster than the rate of inflation. In addition, in June 2023, CMS released revised guidance setting forth the requirements and procedures for implementing the Medicare Drug Price Negotiation Program for the first round of drug pricing evaluations, which will occur in 2023 and 2024 and result in prices effective in 2026. In July and August 2023, CMS also issued draft guidance on the Medicare Prescription Payment Plan, under which Medicare Part D beneficiaries may opt to make their cost-sharing payments in capped monthly installments; CMS expects that this program will most likely benefit those beneficiaries with high cost-sharing early in their respective plan years. Over time, the Inflation Reduction Act could reduce the revenues we are able to collect from sales of our products or present challenges for payor negotiations and formulary access for our products, as well as increase our government discount and rebate liabilities; however, the degree of impact that the Inflation Reduction Act will ultimately have upon our business remains unclear.
At the state level, legislatures and regulatory agencies have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, advance notices of price increases, marketing cost disclosure and transparency measures, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.
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

As a result of these developments and trends, third-party payers are increasingly attempting to contain healthcare costs by limiting coverage and the level of reimbursement of new drugs. These entities could refuse, limit or condition coverage for our products, such as by using tiered reimbursement or pressing for new forms of contracting, or alternatively for patients who rely on our co-pay assistance program, implement co-pay accumulators or maximizers that exempt such co-pay assistance from deductibles (or otherwise modify benefit designs in a manner that takes into account the availability of co-pay assistance), which has increased and could further increase the costs of our co-pay assistance program or cause patients to abandon CABOMETYX or COMETRIQ therapy due to higher out-of-pocket costs. Due to general uncertainty in the current regulatory and healthcare policy environment, and specifically regarding positions that the Biden Administration may take with respect to these issues, we are unable to predict the impact of any legislative, regulatory, third-party payer or policy actions, including potential cost containment and healthcare reform measures. In addition, it is also possible that CMS could issue new rulemaking or guidance that would affect the amount of rebates owed under the MDRP.
In addition, in some foreign countries, the proposed pricing for a drug must be approved before its cost may be funded within the respective national healthcare system. The requirements governing drug pricing vary widely from country to country. For example, EU Member States may restrict the range of medicinal products for which their national healthcare systems provide reimbursement and may control the prices of medicinal products for human use. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profits the medicinal product generates for the company placing it on the market. Pricing and reimbursement negotiations with governmental authorities or payers in EU Member States can take six to 12 months or longer after the initial marketing authorization is granted for a product, or after the marketing authorization for a new indication is granted. To obtain reimbursement and/or pricing approval in some countries, drug manufacturers and collaboration partners may also be required to conduct a study or otherwise provide data that seeks to establish the cost effectiveness of a new drug compared with other available established therapies. Other cost-control initiatives are similarly focused on affordability and accessibility, such as the Regulation on Health Technology Assessment (HTA Regulation) adopted in December 2021 and entering into effect in January 2025, as well as other upcoming legislative and policy changes aimed at increasing cooperation between EU Member States, and once enacted these initiatives may further impact the price and reimbursement status of many medicinal products. There can be no assurance that any country that has price controls, reimbursement limitations or other requirements for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products on cost-effectiveness grounds. Historically, products launched in EU Member States and other non-U.S. jurisdictions do not follow the price structures of the U.S., and they generally tend to be priced significantly lower.
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
Competition for Cabozantinib
We believe that our ability to compete successfully with cabozantinib in the therapeutic markets where it is or may be approved will depend on, among other things:
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
We believe that the quality and breadth of activity observed with cabozantinib, the skill of our employees and our ability to recruit and retain skilled employees, our patent portfolio and our capabilities for research and drug development are competitive strengths. However, many large pharmaceutical and biotechnology companies have significantly larger intellectual property estates than we do, substantially more capital resources than we have, and greater capabilities and experience than we do in preclinical and clinical development, sales, marketing, manufacturing and regulatory affairs.
Furthermore, the specific indications for which CABOMETYX is currently or may be approved, based on the results from clinical trials currently evaluating cabozantinib, are highly competitive. Several novel therapies and combinations of therapies have been approved, are in advanced stages of clinical development or are under expedited regulatory review in these indications, and these other therapies are currently competing or are expected to compete with CABOMETYX. While we have had success in adapting our development strategy for the cabozantinib franchise to address the competitive landscape, including through evaluation of therapies that combine ICIs with other targeted agents, it is uncertain whether current and future clinical trials will lead to additional regulatory approvals, or whether physicians will prescribe regimens containing cabozantinib instead of competing product combinations in approved indications.
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
Competition in Approved Cabozantinib Indications
CABOMETYX - RCC: We believe the principal competition for CABOMETYX in advanced RCC includes: the combination of Merck & Co.’s pembrolizumab and Pfizer’s axitinib; the combination of BMS’s ipilimumab and nivolumab; the combination of Merck & Co.’s pembrolizumab and Eisai’s lenvatinib; and Novartis’ everolimus. Additionally, there are a variety of therapies being developed for advanced RCC, including: Merck & Co.’s belzutifan; the combination of Merck & Co.’s belzutifan and Eisai’s lenvatinib; the combination of Merck & Co.’s pembrolizumab and belzutifan and Eisai’s lenvatinib; the combination of Merck & Co.’s pembrolizumab and quavonlimab and Eisai’s lenvatinib; and BMS’ nivolumab (administered subcutaneously).
The competitive landscape for RCC is evolving rapidly, especially given the entrance and increased adoption of ICI and ICI-TKI combination therapies into the RCC treatment landscape, particularly in the first-line setting. This has led to changing trends in prescribing and sequencing of certain drugs and combinations across different lines of therapy. It is difficult to predict how these changes will affect sales of CABOMETYX during 2024 and going forward.
CABOMETYX - HCC: We believe the principal competition for CABOMETYX in previously treated HCC includes: Bayer’s regorafenib; and Eisai’s lenvatinib.
The competitive landscape for HCC has changed with the increased adoption of ICI combination therapies in the first-line setting. This has led to increased competition due to the increase in prescribing and sequencing of TKIs in subsequent lines of therapy as more patients overall receive multiple lines of therapy. It is difficult to predict how these changes will affect sales of CABOMETYX during 2024 and going forward.

CABOMETYX - DTC: We believe the principal competition for CABOMETYX in its previously treated DTC indication includes two treatments that are also approved for previously untreated DTC: Bayer’s sorafenib and generic versions of sorafenib; and Eisai’s lenvatinib. In addition, we believe there is also competition for CABOMETYX from mutation-targeted therapies approved or in development to treat patients with advanced or metastatic RET fusion-positive thyroid cancer who require systemic therapy and who are RAI-refractory (if RAI is appropriate), or patients with BRAF V600E mutations, including: Blueprint Medicine’s and Roche’s pralsetinib; Eli Lilly‘s selpercatinib; and the combination of Novartis’ dabrafenib and trametinib.
Other than the approvals of RET inhibitors to treat certain DTC patients, there has been little change in the competitive landscape for RAI-refractory DTC treatments during recent years.
COMETRIQ - MTC: We believe that the principal competing anti-cancer therapy to COMETRIQ in progressive, metastatic MTC is Genzyme’s vandetanib, which has been approved by the FDA and the EC for the treatment of symptomatic or progressive MTC in patients with unresectable, locally advanced, or metastatic disease, as well as other therapies that have been recently approved to treat patients with advanced or metastatic RET-mutant MTC who require systemic therapy, including: Blueprint Medicines’ and Roche’s pralsetinib; and Eli Lilly’s selpercatinib.
Other than the recent approvals of RET inhibitors to treat certain MTC patients, there has been little change in the treatment landscape for progressive, metastatic MTC during recent years, and due to the limited number of ongoing late-stage clinical trials in this indication, we do not expect many additional competitors to emerge in 2024.
Competition in Potential Cabozantinib Indications
Cabozantinib in combination with ICI - mCRPC: CONTACT-02 is a phase 3 pivotal trial evaluating the combination of cabozantinib and atezolizumab in patients with mCRPC and measurable extra-pelvic soft-tissue disease who have progressed after treatment with one prior NHT. Should the combination of cabozantinib and atezolizumab be approved for the treatment of these mCRPC patients, we believe its principal competition may include the following approved therapies or therapies in late-stage development: Janssen Biotech’s (a wholly owned subsidiary of Johnson & Johnson) abiraterone; Astellas Pharma’s and Pfizer’s enzalutamide; Sanofi’s docetaxel; Veru Pharma’s sabizabulin; the combination of Clovis Oncology’s rucaparib and Pfizer’s enzalutamide; the combination of Clovis Oncology’s rucaparib and BMS’s nivolumab; the combination of Janssen Biotech’s abiraterone and prednisone, with or without Eli Lily’s ademaciclib; and Hinova Pharmaceuticals’ HC-1119; and generic versions of abiraterone and docetaxel. In addition, we believe there may be competition for the combination of cabozantinib and atezolizumab in mCRPC from approved therapies or therapies in late-stage development focused on the subset of mCRPC patients who are prostate-specific membrane antigen positive, including: Novartis’ lutetium Lu177 vipivotide tetraxetan (formerly 177Lu-PSMA-617); POINT Biopharma’s (a wholly owned subsidiary of Eli Lilly) PNT2002 (formerly 177Lu-PNT2002); Telix International’s 177Lu-DOTA-rosopatamab; and Curium US LLC’s 177Lu-PSMA-I&T.
Cabozantinib - pNET/epNET: CABINET is a phase 3 pivotal trial, which evaluated cabozantinib versus placebo in patients who experienced progression after prior systemic therapy in two independently powered cohorts: pNET and epNET. Should cabozantinib be approved for treatment in patients with pNET and/or epNET, we believe its principal competition may include the following approved therapies or therapies in late-stage development: Novartis’ lutetium Lu177 dotatate; Novartis’s everolimus; Pfizer’s sunitinib; the combination of Roche’s capecitabine and Merck & Co.’s temozolomide; and RayzeBio’s Actinium-225 dotatate.
Competition for Zanzalintinib
While we have not yet submitted an NDA to the FDA for zanzalintinib, we believe that the factors that will impact our ability to compete in indications where zanzalintinib may be approved would be similar to those for the cabozantinib franchise, as described above. Below is a summary of the principal competition for zanzalintinib in the indications for which it is currently being evaluated in potentially label-enabling trials, both as a single agent and in combination with other therapies. The information below does not include all competitor products, but rather those approved products that have or we believe may capture significant market share within their respective indications, or with respect to therapies still in development, those that are likely to overlap with patient populations that are or may be treated with zanzalintinib or a combination therapy regimen that includes zanzalintinib.

Competition in Potential Zanzalintinib Indications
Zanzalintinib in combination with ICI - CRC: STELLAR-303 is a phase 3 pivotal trial evaluating the combination of zanzalintinib and atezolizumab in patients with metastatic non-microsatellite instability-high or non-mismatch repair-deficient CRC who have progressed after, or are intolerant to, the current standard of care. Should the combination of zanzalintinib and atezolizumab be approved for the treatment of these CRC patients, we believe its principal competition may include the following approved therapies or therapies in late-stage development: Bayer’s regorafenib; Taiho Oncoloy’s trifluridine/tipiracil; the combination of Taiho Oncoloy’s trifluridine/tipiracil and Roche’s bevacizumab; Hutchison MediPharma’s fruquintinib; and the combination of Agenus’ botensilimab and balstilimab.
Zanzalintinib in combination with ICI - RCC: STELLAR-304 is a phase 3 pivotal trial evaluating zanzalintinib in combination with nivolumab in previously untreated patients with advanced non-clear cell RCC. Should the combination of zanzalintinib and nivolumab be approved for the treatment of these RCC patients, we believe its principal competition may include similar approved therapies or therapies in late-stage development that compete with cabozantinib or combination regimens containing cabozantinib in various RCC indications.
Zanzalintinib in combination with ICI - SCCHN: STELLAR-305 is a phase 2/3 pivotal trial evaluating zanzalintinib in combination with Merck & Co.’s ICI, pembrolizumab, versus pembrolizumab alone in patients with previously untreated PD-L1-positive recurrent or metastatic SCCHN. Should the combination of zanzalintinib and pembrolizumab be approved for the treatment of these SCCHN patients, we believe its principal competition may include the following approved therapies or therapies in late-stage development: the combination of Eli Lily’s cetuximab, platinum chemotherapy and 5-fluoruracil; Merck & Co.’s pembrolizumab; and the combination of Merck & Co.’s pembrolizumab, platinum chemotherapy and 5-fluorouracil.
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
Patents and Proprietary Rights
We actively seek patent protection in the U.S., EU and selected other foreign jurisdictions to cover our product candidates and related technologies. Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country. We have numerous patents and pending patent applications that relate to methods of screening drug targets, compounds that modulate drug targets, as well as methods of making and using such compounds.
While many patent applications have been filed relating to the product candidates that we have developed, the majority of these are not yet issued or allowed. To our knowledge, we own all global patents necessary for the continued sale and development of cabozantinib and cobimetinib, and we either own or have in-licensed all global patents for our other product candidates, as further described below.
Cabozantinib
Cabozantinib is covered by more than 15 issued patents in the U.S., building from U.S. Patent No. 7,579,473, for the composition of matter of cabozantinib and pharmaceutical compositions thereof. This composition of matter patent would expire in September 2024, but we have been granted a patent term extension to extend the term to August 2026. The following table describes the U.S. patents that cover our marketed cabozantinib products, and which are listed in the Orange Book. Except as otherwise noted, the stated expiration dates include any patent term extensions already granted. In addition to the composition of matter patent referenced above, the table includes patents directed to, among other things, particular salts, polymorphs, formulations, or use of the compound in the treatment of specified diseases or conditions. We continue to pursue additional patents and patent term extensions in the U.S. and other territories covering various aspects of our cabozantinib products that may, if issued, extend exclusivity beyond the expiration of the patents listed in the table.

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
Given the importance of our intellectual property portfolio to our business operations, we vigorously enforce our rights and defend against challenges that have arisen or may arise with respect to patents and patent applications required for the commercialization of medicines containing cabozantinib. For example, in September 2019, we received a Paragraph IV notice letter regarding an ANDA submitted to the FDA by MSN Pharmaceuticals, Inc. (MSN), requesting approval to market a generic version of CABOMETYX tablets, which MSN then amended with additional Paragraph IV certifications in May 2020, January 2022 and June 2022. In response, we have filed a total of four patent infringement lawsuits against MSN in the United States District Court for the District of Delaware (the Delaware District Court): the first two lawsuits filed in October 2019 and May 2020 were later consolidated into a single case (referred to as MSN I) and adjudicated at a bench trial in May 2022; and the third and fourth lawsuits filed in February 2022 and July 2022, respectively, were also consolidated into a single case (referred to as MSN II) and adjudicated at another bench trial in October 2023. In January 2023, the Delaware District Court issued a ruling in the MSN I case, rejecting MSN’s invalidity challenge to U.S. Patent No. 7,759,473, which expires in 2026, but also ruled that MSN’s proposed ANDA product does not infringe U.S. Patent No. 8,877,776, which expires in 2030. This ruling in MSN I does not impact the parties’ claims in the separate and ongoing MSN II lawsuit. In October 2023, a bench trial occurred for the MSN II case, and a judgment is expected during the first half of 2024.
In addition, in May 2021, we received Paragraph IV certification notice letters regarding an ANDA submitted to the FDA by Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals Development, Inc. and Teva Pharmaceuticals USA, Inc. (individually and collectively referred to as Teva), requesting approval to market a generic version of CABOMETYX tablets, which Teva then amended with additional Paragraph IV certifications in July 2022. In response, we have filed two patent infringement lawsuits against Teva in the Delaware District Court in June 2021 and September 2022, which were consolidated into a single case, and all proceedings in our litigation against Teva were stayed pursuant to an order of the Delaware District Court in October 2022. On July 18, 2023, we entered into a settlement and license agreement (the Teva Settlement Agreement) with Teva to end these litigations. Pursuant to the terms of the Teva Settlement Agreement, we will grant Teva a license to market its generic version of CABOMETYX in the U.S. beginning on January 1, 2031, if approved by the FDA and subject to conditions and exceptions common to agreements of this type. In September 2023, the parties filed a joint stipulation of dismissal with the Delaware District Court, which the Delaware District Court granted and dismissed the case without prejudice.

And finally in February 2023, we received a Paragraph IV certification notice letter regarding an ANDA submitted to the FDA by Cipla, Ltd. and Cipla USA, Inc. (individually and collectively referred to as Cipla) requesting approval to market a generic version of CABOMETYX tablets. In response, we filed a patent infringement lawsuit against Cipla in the Delaware District Court in March 2023, and all proceedings in our litigation against Cipla were stayed pursuant to an order of the Delaware District Court in May 2023.
We cannot predict the ultimate outcome of these ANDA submissions and/or any related lawsuits or provide assurance that these lawsuits will prevent the introduction of a generic version of CABOMETYX for any particular length of time, or at all. For a more detailed discussion of these litigation matters, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.
In the EU, cabozantinib is protected by issued patents covering the composition of matter and methods of use. The issued composition of matter patent would expire in September 2024, but we have applied for and either have obtained, or expect to obtain Supplementary Protection Certificates in the EU to extend the term to 2029. In addition to the composition of matter patent, the table below includes certain later-expiring patents directed to the commercial product, including, particular salts, polymorphs, formulations, or use of the compound in the treatment of specified diseases or conditions.

Product	Patent No.	General Subject Matter	Patent Expiration
CABOMETYX	2213661	Composition of matter and methods of treatment	2029
	2387563	Salt and polymorphic forms of cabozantinib and methods of treatment	2030
	2593090	Formulations of cabozantinib	2031
COMETRIQ	2213661	Composition of matter and methods of treatment	2029
	2387563	Salt and polymorphic forms of cabozantinib and methods of treatment	2030
	2593090	Formulations of cabozantinib	2031
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
Zanzalintinib and Other Product Candidates
We also have issued patents and pending patent applications, and will continue to file new patent applications, in the U.S., the EU and other selected countries covering our other product candidates in clinical and/or preclinical development, including zanzalintinib, XB002 and XL309. Zanzalintinib is covered by U.S. Patent No. 11,542,259, and we have pending patent applications in the U.S. and other selected countries covering the composition of matter, certain synthetic methods, salts, polymorphs, formulations and combinations of zanzalintinib that, if issued, are anticipated to expire between 2039 and 2044, excluding any potential patent term adjustments and/or extensions.
We have obtained licenses from various parties that give us rights to technologies that we deem to be necessary or desirable for our research and development. These licenses (both exclusive and non-exclusive) may require us to pay royalties as well as upfront and milestone payments.

We require our scientific personnel to maintain laboratory notebooks and other research records in accordance with our policies, which are designed to strengthen and support our intellectual property protection. In addition to our patented intellectual property, we also rely on trade secrets and other proprietary information, especially when we do not believe that patent protection is appropriate or can be obtained. We also require all of our employees and consultants, outside scientific collaborators, sponsored researchers and other advisors who receive proprietary information from us to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all proprietary information developed or made known to the individual during the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Furthermore, our agreements with employees and, in most circumstances, our agreements with consultants, outside scientific collaborators, sponsored researchers and other advisors expressly provide that all inventions, concepts, developments, copyrights, trademarks or other intellectual property developed by an employee during the employment period or developed by a service provider during the service period or utilizing our proprietary drugs or information, shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.
Human Capital Management
Our Employees and Commitment to Diversity, Equity and Inclusion
As of December 31, 2023, we had 1,310 employees, representing a 7.1% increase in our employee workforce as compared to December 31, 2022. Of these employees, 672 are members of our research and development teams and 638 are members of our commercial, general and administrative teams. Of these employees, 242 hold Ph.D. degrees, 31 hold M.D. (or foreign equivalent) degrees, 41 hold PharmD degrees and 119 hold other professional degrees such as a J.D. or M.B.A. None of our employees are represented by a labor union, and we consider our employee relations to be good.
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
We are an equal opportunity employer and maintain policies that prohibit unlawful discrimination based on race, color, religion, gender, sexual orientation, gender identity/expression, national origin/ancestry, age, disability, marital and veteran status. We are proud to employ a diverse workforce that, as of December 31, 2023, was 59% non-white and 51% women. In addition, as of December 31, 2023, 53% of our positions that manage other employees directly were held by non-whites and 44% were held by women, and women made up 33% of our senior leadership team. We strive to build and nurture a culture where all employees feel empowered to be their authentic selves. We respect and appreciate each employee’s unique perspective and experiences, and value their contributions to our mission. It is important that we celebrate, encourage and support similarities and differences to drive innovation for the benefit of our patients, employees and community.
In January 2024, we announced and implemented a restructuring plan, including a reduction of our employee workforce by approximately 175 employees, or 13% of our total headcount.

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
We provide generous compensation packages designed to attract and retain high-quality employees, and all of our employees are eligible for cash bonuses and grants of long-term incentive awards. We regularly evaluate our compensation programs with an independent compensation consultant and utilize industry benchmarking in an effort to ensure they are competitive with the biotechnology and biopharmaceutical companies against which we compete for talent, as well as fair and equitable across our workforce with respect to gender, race and other personal characteristics. We utilize a third-party firm to conduct an annual pay equity analysis as part of our commitment to fair compensation for all employees; our most recent analysis demonstrated no gender or ethnicity-based disparities and a gender pay parity ratio of 1:1. In addition, we are proud to provide a variety of programs and services to help employees meet and balance their needs at work, at home and in life, including an attractive mix of healthcare, insurance and other benefit plans. We deliver a benefits program that is designed to keep our employees and their families mentally, physically and emotionally healthy, which includes not only medical, dental and vision benefits, but also a wellness subsidy program, virtual and onsite fitness classes, adoption assistance, mental health coverage, subsidized commuter benefits and other wellness benefits. Our inclusive benefits are also designed to support family life with options including, among others, generous parental leave policies, grandparent leave, adoption, surrogacy and fertility programs, new parent and nursing mother support programs, mental health services, childcare tuition subsidy and tutoring services, dependent care for children and adults, family care coordination, and pet insurance. For a discussion of workplace safety measures we have taken, see “—Environmental, Health and Safety.”
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
Item 1A. Risk Factors.
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
Furthermore, the specific indications for which CABOMETYX is currently or may be approved, based on the results from clinical trials currently evaluating cabozantinib, are highly competitive. Several novel therapies and combinations of therapies have been approved, are in advanced stages of clinical development or are under expedited regulatory review in these indications, and these other therapies are currently competing or are expected to compete with CABOMETYX. Even if our current and future clinical trials produce positive results sufficient to obtain marketing approval by the FDA and other global regulatory authorities, it is uncertain whether physicians will choose to prescribe regimens containing our products instead of competing products and product combinations in approved indications.

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
Our ability to commercialize our products successfully is highly dependent on the extent to which health insurance coverage and reimbursement is, and will be, available from third-party payers, including foreign and U.S. governmental payers, such as Medicare and Medicaid, and private health insurers. Third-party payers continue to scrutinize and manage access to pharmaceutical products and services and may limit reimbursement for newly approved products and indications. Patients are generally not capable of paying for CABOMETYX or COMETRIQ themselves and rely on third-party payers to pay for, or subsidize, the costs of their medications, among other medical costs. Accordingly, market acceptance of CABOMETYX and COMETRIQ is dependent on the extent to which coverage and reimbursement is available from third-party payers. These entities could refuse, limit or condition coverage for our products, such as by using tiered reimbursement or pressing for new forms of contracting, or alternatively for patients who rely on our co-pay assistance program, implementing co-pay accumulators or maximizers that exempt such co-pay assistance from patient deductibles (or otherwise modify benefit designs in a manner that takes into account the availability of co-pay assistance), which actions have increased and could further increase the costs of our co-pay assistance program or cause patients to abandon CABOMETYX or COMETRIQ therapy due to higher out-of-pocket costs. There is ongoing litigation challenging CMS’s co-pay accumulator policies for non-grandfathered health plans. On September 29, 2023, a federal district court vacated provisions of the 2021 Notice of Benefit and Payment Parameter (NBPP) final rule that provided health plans with discretion whether to include manufacturer assistance toward the annual cost-sharing limit. Both parties have appealed, and the outcome of this litigation has not been determined. Additionally, CMS is proposing to require health plans to consider as essential health benefits (EHB) all prescription drugs that are covered in excess of a state’s EHB benchmark plan. If finalized, this policy would help mitigate maximizer programs. If third-party payers do not provide or increase limitations on coverage or reimbursement for CABOMETYX or COMETRIQ, our revenues and results of operations may suffer. In addition, even if third-party payers provide some coverage or reimbursement for CABOMETYX or COMETRIQ, the availability of such coverage or reimbursement for prescription drugs under private health insurance and managed care plans, which often varies based on the type of contract or plan purchased, may not be sufficient for patients to afford CABOMETYX or COMETRIQ.

Current healthcare laws and regulations in the U.S. and future legislative or regulatory reforms to the U.S. healthcare system may affect our ability to commercialize our marketed products profitably.
Federal and state governments in the U.S. are considering legislative and regulatory proposals to change the U.S. healthcare system in ways that could affect our ability to continue to commercialize CABOMETYX and COMETRIQ profitably. Similarly, among policy makers and payers, there is significant interest in promoting such changes with the stated goals of containing healthcare costs and expanding patient access. The life sciences industry and specifically the market for the sale, insurance coverage and distribution of pharmaceuticals has been a particular focus of these efforts and would likely be significantly affected by any major legislative or regulatory initiatives. In addition, there have been, and may in the future be, initiatives at both the federal and state level or legal challenges that could significantly modify the terms and scope of government-provided health insurance coverage, ranging from changes to or litigation opposing some or all of the provisions of the PPACA, to establishing a single-payer, national health insurance system, to more limited “buy-in” options to existing public health insurance programs, any of which could have a significant impact on the healthcare industry. Although such attempts to reform the U.S. healthcare system have not significantly impacted our business to date, it is possible that additional legislative, executive and judicial activities in the future could have a material adverse impact on our business, financial condition and results of operations.
Furthermore, because we participate in the 340B Program to sell a portion of our marketed products, changes in the administration of the program could have a material adverse impact on our revenues. Effective July 2022, we implemented a 340B Program Integrity Initiative, pursuant to which we request all hospital covered entities (i.e., hospitals that participate in the 340B Program) to provide claims-level data for CABOMETYX and COMETRIQ dispensed by contract pharmacies. A covered entity that elects not to provide this limited claims data and that does not have an in-house pharmacy may designate a single contract pharmacy location within our authorized specialty pharmacy network. We believe this initiative will provide much-needed transparency and promote compliance with program requirements, and at the same time, should not restrict patient access to our medicines. In 2021, other manufacturers that implemented similar contract pharmacy integrity programs received enforcement letters from the U.S. Department of Health and Human Services (HHS) stating that those manufacturers’ integrity initiatives, as implemented, restricted contract pharmacy transactions in violation of the 340B Program statute. Certain of these other manufacturers are now in litigation with the government over the legality of these programs. In November 2023, we received from several covered entities a 340B Administrative Dispute Resolution (ADR) petition, seeking to invoke an administrative adjudication process overseen by the Department of Health and Human Services’ Health Resources and Services Administration. The petitioners contend that the Company’s 340B Program Integrity Initiative caused them to be overcharged for CABOMETYX and COMETRIQ. No ADR proceedings have commenced as of the date of this Annual Report on Form 10-K and at this time it is unclear what, if any, liabilities we might incur if we are ultimately party to such an ADR proceeding. In addition, certain states have also enacted laws requiring manufacturers to provide the 340B Program pricing through contract pharmacy arrangements; these laws are also being challenged in ongoing litigation. We believe our 340B Program Integrity Initiative complies with the 340B Program statute, as supported by the decision in Sanofi Aventis U.S. LLC v. United States Department of Health and Human Services, and that the state laws regarding contract pharmacy arrangements are invalid. However, depending on the outcome of the ongoing litigation or any specific proceedings involving us, we may be required to modify or suspend our 340B Program Integrity Initiative. Any negative ruling in a federal court, HHS administrative proceeding, or state-level proceeding in which we are a party, or in which the compliance of our 340B Program Integrity Initiative is at issue, could have a material adverse effect on our business, financial condition and results of operations. Due to general uncertainty with respect to this litigation and in the current regulatory and healthcare policy environment, and specifically regarding positions that the Biden Administration may take with respect to these issues, we are unable to predict the impact of any future legislative, regulatory, third-party payer or policy actions, including potential cost containment and healthcare reform measures. If enacted, we and any third parties we might engage may be unable to adapt to any changes implemented as a result of such measures, and we could face difficulties in maintaining or increasing profitability or otherwise experience a material adverse impact on our business, financial condition and results of operations.
Pricing for pharmaceutical products in the U.S. has come under increasing attention and scrutiny by federal and state governments, legislative bodies and enforcement agencies. Initiatives arising from this scrutiny may result in changes that have the effect of reducing our revenue or harming our business or reputation.
There continue to be U.S. Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as executive orders and sub-regulatory guidance, that may impact pricing for pharmaceutical products. These initiatives include, among others:
•efforts to reevaluate, reduce or limit the price patients pay for pharmaceutical products;

•implementation of additional data collection and transparency reporting regarding drug pricing, rebates, fees and other remuneration provided by drug manufacturers;
•revisions to rules associated with the calculation of average manufacturer price and best price under Medicaid and other changes to the MDRP, including through a recent CMS-proposed rulemaking for this program, that could significantly increase manufacturer rebate liability; and
•reevaluation of safe harbors under the Anti-Kickback Statute.
For instance in August 2022, President Biden signed the Inflation Reduction Act, which among other things: allows CMS to establish the prices of certain single-source drugs and biotherapeutics reimbursed under Medicare Part B and Part D (the Medicare Drug Price Negotiation Program); subjects drug manufacturers to potential civil monetary penalties and a significant excise tax for offering a price that is not equal to or less than the government-imposed “maximum fair price” under the law; imposes Medicare rebates for certain Part B and Part D drugs where relevant pricing metrics associated with the products increase faster than inflation; and redesigns the funding and benefit structure of the Medicare Part D program, potentially increasing manufacturer liability while capping annual out-of-pocket drug expenses for Medicare beneficiaries. These provisions started taking effect incrementally in late 2022 and currently are subject to various legal challenges. As of the date of this report, for example, CMS has begun to implement aspects of the Inflation Reduction Act and has released revised guidance addressing the Medicare Part B and Medicare Part D inflation rebate provisions of the Inflation Reduction Act. These provisions generally require manufacturers of Medicare Part B and Part D rebatable drugs to pay inflation rebates to the Medicare program if pricing metrics associated with their products increase faster than the rate of inflation. In addition, in June 2023, CMS released revised guidance setting forth the requirements and procedures for implementing the Medicare Drug Price Negotiation Program for the first round of drug pricing evaluations, which will occur in 2023 and 2024 and result in prices effective in 2026. Among other things, the revised guidance specifies how CMS intends to identify selected drugs, the factors it may consider in establishing drug prices, how it may conduct the drug pricing evaluation process and what requirements may be set for manufacturers of selected drugs. On August 29, 2023, CMS announced the list of 10 drugs selected for the first round of drug pricing evaluations. Our revenues may be significantly impacted if cabozantinib or our other product candidates are eventually selected for evaluation under this program. Furthermore, in November 2023, CMS released final guidance on the Medicare Part D Manufacturer Discount Program, and while the program will include a phase-in of the discount for certain smaller manufacturers (known as “specified manufacturers” and “specified small manufacturers”) that may apply to our company, it will ultimately require increases in manufacturer contributions toward reducing patient out-of-pocket costs. In July and August 2023, CMS also issued draft guidance on the Medicare Prescription Payment Plan, under which Medicare Part D beneficiaries may opt to make their cost-sharing payments in capped monthly installments; CMS expects that this program will most likely benefit those beneficiaries with high cost-sharing early in their respective plan years. Over time, the Inflation Reduction Act could reduce the revenues we are able to collect from sales of our products or present challenges for payor negotiations and formulary access for our products, as well as increase our government discount and rebate liabilities; however, the degree of impact that the Inflation Reduction Act will ultimately have upon our business remains unclear. In addition, we cannot know the final form or timing of any other legislative, regulatory and/or administrative measures, and some of these pending and enacted policy changes, if implemented as currently proposed, would likely have significant and far-reaching impacts on the biopharmaceutical industry and therefore likely also have a material adverse impact on our business, financial condition and results of operations.
At the state level, legislatures and regulatory agencies have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, advance notices of price increases, marketing cost disclosure and transparency measures, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing. Furthermore, adoption of these drug pricing transparency regulations, and our associated compliance obligations, may increase our general and administrative costs and/or diminish our revenues. Implementation of these federal and/or state cost-containment measures or other healthcare reforms may limit our ability to generate product revenue or commercialize our products, and in the case of drug pricing transparency regulations, may result in fluctuations in our results of operations.

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
Additionally, cost-control initiatives, increasingly based on affordability and accessibility, as well as post-marketing assessments of the added value of CABOMETYX and COMETRIQ as compared to existing treatments, could influence the prices paid for and net revenues we realize from CABOMETYX and COMETRIQ, or the indications for which we are able to obtain reimbursement, which would result in lower license revenues to us. Recent legislative changes and ongoing policy changes in the EU are aimed at increasing cooperation between the EU Member States. Such initiatives, particularly the Regulation on Health Technology Assessment adopted in December 2021, may further impact the price and reimbursement status of CABOMETYX and COMETRIQ when it enters into application in January 2025.
The timing of the entrance of generic competitors to CABOMETYX and legislative and regulatory action designed to reduce barriers to the development, approval and adoption of generic drugs in the U.S. could limit the revenue we derive from our products, most notably CABOMETYX, which could have a material adverse impact on our business, financial condition and results of operations.
Under the Federal Food, Drug and Cosmetic Act (FDCA), the FDA can approve an ANDA for a generic version of a branded drug without the applicant undertaking the human clinical testing necessary to obtain approval to market a new drug. The FDA can also approve a New Drug Application (NDA) under section 505(b)(2) of the FDCA (505(b)(2) NDA) that relies in part on the agency’s findings of safety and/or effectiveness for a previously approved drug, where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. Both the ANDA and 505(b)(2) NDA processes are discussed above in “Item 1. Business—Government Regulation—FDA Review and Approval—Abbreviated FDA Approval Pathways and Generic Products” of this Annual Report on Form 10-K. In either case, if an ANDA or 505(b)(2) NDA applicant submits an application referencing one of our marketed products prior to the expiry of one or more our Orange Book-listed patents for the applicable product, we may litigate with the potential generic competitor to protect our patent rights, which would result in substantial costs, divert the attention of management, and could have an adverse impact on our stock price. For example, MSN, Teva and Cipla have separately submitted ANDAs to the FDA requesting approval to market their respective generic versions of CABOMETYX tablets, and we have subsequently filed patent enforcement lawsuits against these companies. For a more detailed discussion of these litigation matters, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K. It is possible that MSN, Teva, Cipla or other companies, following FDA approval of an ANDA or 505(b)(2) NDA, could introduce generic or otherwise competitor versions of our marketed products before our patents expire if they do not infringe our patents or if it is determined that our patents are invalid or unenforceable, and we expect that generic cabozantinib products would be offered at a significantly lower price compared to our marketed cabozantinib products. Regardless of the regulatory approach, the introduction of a generic version of cabozantinib would likely decrease our revenues derived from the U.S. sales of CABOMETYX and thereby materially harm our business, financial condition and results of operations. There are also equivalent procedures in the EU permitting authorization of generic versions and biosimilars of medicinal products authorized in the EU once related data and market exclusivity periods have expired.

The U.S. federal government has also taken numerous legislative and regulatory actions to expedite the development and approval of generic drugs and biosimilars. Both Congress and the FDA are considering, and have enacted, various legislative and regulatory proposals focused on drug competition, including legislation focused on drug patenting and provision of drug to generic applicants for testing. For example, the Ensuring Innovation Act, enacted in April 2021, amended the FDA’s statutory authority for granting new chemical entity (NCE) exclusivity to reflect the agency’s existing regulations and longstanding interpretation that award NCE exclusivity based on a drug’s active moiety, as opposed to its active ingredient, which is intended to limit the applicability of NCE exclusivity, thereby potentially facilitating generic competition. In addition, the Further Consolidated Appropriations Act, 2020, which incorporated the framework from the CREATES legislation, allows ANDA, 505(b)(2) NDA or biosimilar developers to obtain access to branded drug and biotherapeutic product samples. Further, Section 3222 of the 2023 Appropriations Act requires the FDA to make therapeutic equivalence determinations for 505(b)(2) NDAs at the time of approval, or up to 180 days thereafter, if requested by the applicant. Additionally, Section 3224 of the 2023 Appropriations Act allows the FDA to approve an ANDA even if there are differences between the generic drug’s proposed labeling and that of the listed drug due to the FDA approving a change to the listed drug’s label (excluding warnings) within 90 days of when the ANDA is otherwise eligible for approval, provided that the ANDA applicant agrees to submit revised labeling for the generic drug within 60 days of approval. While the full impact of these provisions is unclear at this time, they have the potential to facilitate the development and future approval and market success of generic versions of our products, introducing generic competition that could have a material adverse impact on our business, financial condition and results of operations. Moreover, in September 2023, the FTC issued a policy statement, supported by the FDA, warning brand pharmaceutical companies that they could face legal action under the FTC Act if they improperly list patents in the Orange Book, and in November 2023, it subsequently initiated challenges against patents held by brand pharmaceutical companies and listed in the Orange Book under FDA’s patent listing dispute process.
Risks Related to Growth of Our Product Portfolio and Research and Development
We may be unable to expand our discovery and development pipeline, which could limit our growth and revenue potential.
Our business is focused on the discovery, development and commercialization of new medicines for difficult-to-treat cancers. In this regard, we have invested substantial technical, financial and human resources toward drug discovery activities with the goal of identifying new potential product candidates to advance into clinical trials. Notwithstanding this investment, many programs that initially show promise will ultimately fail to yield product candidates for multiple reasons. For example, product candidates may, on further study, be shown to have inadequate efficacy, harmful side effects, suboptimal pharmaceutical profiles or other characteristics suggesting that they are unlikely to be commercially viable products.
Apart from our drug discovery efforts, our strategy to expand our development pipeline is also dependent on our ability to successfully identify and acquire or in-license relevant investigational oncology assets and technologies. However, the in-licensing and acquisition of investigational oncology assets and technologies is a highly competitive area, and many other companies are pursuing the same or similar investigational oncology assets and technologies to those that we may consider attractive. In particular, larger companies with more capital resources and more extensive clinical development and commercialization capabilities may have a competitive advantage over us. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We may also be unable to in-license or acquire additional investigational oncology assets and technologies on acceptable terms that would allow us to realize an appropriate return on our investment. Even if we succeed in our efforts to obtain rights to suitable investigational oncology assets and technologies, the competitive business environment may result in higher acquisition or licensing costs, and our investment in these potential product candidates and technologies will remain subject to the inherent risks associated with the development and commercialization of new medicines. In certain circumstances, we may also be reliant on licensors for the continued development of any product candidates and/or technologies that we have in-licensed and such licensors’ efforts to safeguard their underlying intellectual property.

With respect to acquisitions, we may not be able to integrate the target company successfully into our existing business, maintain the key business relationships of the target company, or retain key personnel of the acquired business. Furthermore, we could assume unknown or contingent liabilities or otherwise incur unanticipated expenses. Any acquisitions or investments made by us also could result in our spending significant amounts of resources, issuing dilutive securities, assuming or incurring significant debt obligations and contingent liabilities, incurring large one-time expenses, and acquiring intangible assets that could result in significant future amortization expense and significant write-offs, any of which could harm our financial condition and results of operations. If our drug discovery efforts, including research collaborations, in-licensing arrangements and other business development activities, do not result in suitable product candidates, our business and prospects for growth could suffer.
Clinical testing of cabozantinib for new indications, or of our other new product candidates, such as zanzalintinib, is a lengthy, costly, complex and uncertain process that may ultimately fail to demonstrate sufficiently differentiated safety and efficacy data for those products to compete in our highly competitive market environment.
Clinical trials are inherently risky and may reveal that cabozantinib, despite its approval for certain indications, or a new product candidate, such as zanzalintinib, is ineffective or has an unacceptable safety profile with respect to an intended use. Such results may significantly decrease the likelihood of regulatory approval of a product candidate or of an approved product for a new indication. Moreover, the results of preliminary studies do not necessarily predict clinical or commercial success, and late-stage or other potentially label-enabling clinical trials may fail to confirm the results observed in early-stage trials or preliminary studies. Although we have established timelines for manufacturing and clinical development of cabozantinib, zanzalintinib and our other product candidates based on existing knowledge of our compounds in development and industry metrics, we may not be able to meet those timelines.
We may experience numerous unforeseen events, during or as a result of clinical investigations, that could delay or prevent commercialization of cabozantinib in new indications or of zanzalintinib or our other new product candidates. These events may include:
•lack of acceptable efficacy or a tolerable safety profile;
•negative or inconclusive clinical trial results that require us to conduct further testing or to abandon projects;
•discovery or commercialization by our competitors of other compounds or therapies that demonstrate potentially superior safety or efficacy profiles as compared to cabozantinib, zanzalintinib or our other product candidates;
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
Further, with the passage of the Food and Drug Omnibus Reform Act of 2022 (FDORA), Congress clarified the FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct or analysis of clinical and non-clinical studies submitted to FDA, as well as of other persons holding study records or otherwise involved in the study process, which could delay or add complexity to our clinical trials.

The ongoing Russia-Ukraine war and Israel-Hamas war have had modest impacts on our clinical development operations and may continue to have adverse impacts on the ability of clinical sites and enrolled patients to adhere to trial protocols for in-office clinical visits and other procedures, our ability to supply clinical sites with cabozantinib, zanzalintinib or other study drugs and to pay clinical sites and investigators for work performed, as well as our ability to collect data and conduct site monitoring visits, all of which could undermine the data quality for patients enrolled at these clinical sites. These issues could further impact our anticipated timelines for completing the trials and achieving clinical endpoints, as well as increase our clinical development expenses.
If there are further delays in or termination of the clinical testing of cabozantinib, zanzalintinib or our other product candidates due to any of the events described above or otherwise, our expenses could increase and our ability to generate revenues could be impaired, either of which could adversely impact our financial results. Furthermore, we have relied and may in the future rely on collaboration partners to share a significant portion of the expenses associated with our clinical development programs. Should one or all of our collaboration partners decline to support future planned clinical trials, we will be entirely responsible for financing the further development of the cabozantinib franchise, zanzalintinib or our other product candidates and, as a result, the burden of clinical trial expenses we incur associated with our business plans may be materially greater than currently anticipated, which could have a material adverse impact on our business, financial condition and results of operations.
We may not be able to pursue the further development of the cabozantinib franchise, zanzalintinib or our other product candidates or meet current or future requirements of the FDA or regulatory authorities in other jurisdictions in accordance with our stated timelines or at all. Our planned clinical trials may not begin on time, or at all, may not be completed on schedule, or at all, may not be sufficient for registration of our product candidates or otherwise may not result in an approvable product. The duration and the cost of clinical trials vary significantly due to a number of factors, including, but not limited to: the characteristics of the product candidate under investigation; the number of patients who ultimately participate in the clinical trial; the duration of patient follow-up; the number of clinical sites included in the trial; and the length of time required to enroll eligible patients. Any delay could limit our ability to generate revenues, cause us to incur additional expense and cause the market price of our common stock to decline significantly.
The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, uncertain and subject to change, and may not result in regulatory approvals for additional cabozantinib indications or for our other product candidates, such as zanzalintinib, which could have a material adverse impact on our business, financial condition and results of operations.
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
Any clinical trial may fail to produce results satisfactory to the FDA or regulatory authorities in other jurisdictions. The FDA has substantial discretion in the approval process and may refuse to approve any NDA or sNDA or decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, we may encounter delays or rejections based upon changes in government policy, which could cause delays in the approval or rejection of an application for cabozantinib or for zanzalintinib or our other product candidates. For example, the FDA launched Project Optimus in 2021 as an initiative to reform the dose optimization and dose selection paradigm in oncology drug development with the goal of advancing an oncology dose-finding and dose optimization paradigm that emphasizes dose selections that maximize efficacy as well as safety and tolerability. In support of this initiative, the FDA may request sponsors of oncology product candidates to conduct dose optimization studies pre- or post-approval, and the FDA also continues to develop and finalize guidance documents and implement initiatives regarding the development and clinical research of oncology product candidates. For example, in early 2023, the FDA issued a draft guidance intended to assist sponsors in identifying the optimal dosages for these products during clinical development and prior to applying for approval for a new indication and usage as well as another draft guidance intended to provide recommendations to sponsors of anti-cancer drugs or biological products on considerations for designing trials intended to support accelerated approval.

In response to scrutiny of the accelerated approval pathway, Section 3210 of the FDORA (incorporated in the 2023 Appropriations Act) revised this pathway to, among other things: require the FDA to specify the conditions for required post-marketing trials; permit the FDA to require such trials to be underway prior to approval, or within a specific period after approval; require sponsors to provide reports on post-marketing trial progress no later than 180 days after approval and every 180 days thereafter until such trials are completed; make the failure to conduct required post-marketing trials with due diligence and the failure to submit the required reports prohibited acts; and detail procedures the FDA must follow to withdraw an accelerated approval on an expedited basis. This legislation did not, however, change the standard for accelerated approval. Even prior to this legislation, the FDA had held Oncologic Drugs Advisory Committee meetings to discuss accelerated approvals for which confirmatory trials have not verified clinical benefit, resulting in voluntary withdrawals of certain products and indications approved on an accelerated basis. While it is not clear at this time how these legislative and regulatory initiatives will affect our plans to pursue accelerated approval for one or more of our product candidates, these developments may have a material adverse impact on our business, financial condition, and results of operations.
Even if the FDA or a comparable authority in another jurisdiction grants an accelerated approval for cabozantinib in one or more new indications or for one of our other product candidates, including zanzalintinib, such accelerated approval may be limited, imposing significant restrictions on the indicated uses, conditions for use, labeling, distribution, and/or production of the product and could impose requirements for post-marketing studies, including additional research and clinical trials, all of which may result in significant expense and limit our and our collaboration partners’ ability to commercialize cabozantinib, zanzalintinib or our other product candidates in any new indications. Failure to complete post-marketing requirements of the FDA or a comparable authority in another jurisdiction in connection with a specific accelerated approval in accordance with the timelines and conditions set forth by the FDA or comparable authority could significantly increase costs or delay, limit or ultimately restrict the commercialization of cabozantinib, zanzalintinib or another product candidate in the approved indication. Regulatory agencies could also impose various administrative, civil, or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval. Further, current or any future laws or executive orders governing FDA or foreign regulatory approval processes that may be enacted or executed could have a material adverse impact on our business, financial condition, and results of operations.
Risks Related to Financial Matters
Our profitability could be negatively impacted if expenses associated with our drug discovery, clinical development, business development and commercialization activities grow more quickly than the revenues we generate.
Although we reported net income of $207.8 million and $182.3 million for the fiscal years ended December 31, 2023 and 2022, respectively, we may not be able to maintain or increase profitability on a quarterly or annual basis, and we are unable to predict the extent of future profits or losses. The amount of our net profits or losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the U.S.; our achievement of development, regulatory and commercial milestones, if any, under our collaboration agreements; the amount of royalties from sales of CABOMETYX and COMETRIQ outside of the U.S. under our collaboration agreements; other collaboration revenues; and the level of our expenses associated with our extensive drug discovery, clinical development, business development and commercialization activities, as well as our general business expansion plans. Our expected future expenses may also be increased by inflationary pressures, which could increase the costs of outside services, labor, raw materials and finished drug product. We expect to continue to spend substantial amounts to fund the continued development of the cabozantinib franchise for additional indications and of zanzalintinib and our other product candidates, as well as the commercialization of our approved products. In addition, we intend to continue to expand our oncology product pipeline through our drug discovery efforts, including research collaborations, in-licensing arrangements and other strategic transactions that align with our oncology drug development, regulatory and commercial expertise, which efforts could involve substantial costs. To offset these costs in the future, we will need to generate substantial revenues. If these costs exceed our current expectations, or we fail to achieve anticipated revenue targets, the market value of our common stock may decline.

Risks Related to Our Relationships with Third Parties
We rely on Ipsen and Takeda for the commercial success of CABOMETYX in its approved indications outside of the U.S., and we are unable to control the amount or timing of resources expended by these collaboration partners in the commercialization of CABOMETYX in its approved indications outside of the U.S.
We rely upon the regulatory, commercial, medical affairs, market access and other expertise and resources of our collaboration partners, Ipsen and Takeda, for commercialization of CABOMETYX in their respective territories outside of the U.S. We cannot control the amount and timing of resources that our collaboration partners dedicate to the commercialization of CABOMETYX, or to its marketing and distribution, and our ability to generate revenues from the commercialization of CABOMETYX by our collaboration partners depends on their ability to obtain and maintain regulatory approvals for, achieve market acceptance of, and to otherwise effectively market, CABOMETYX in its approved indications in their respective territories. If our collaboration partners are unable or unwilling to invest the resources necessary to commercialize CABOMETYX successfully in the EU, Japan, and other international territories where it has been approved, this could reduce the amount of revenue we are due to receive under these collaboration agreements, thus resulting in harm to our business and operations.
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
•disputes that may arise between us and our collaboration partners that result in the delay or termination of the development or commercialization of our products or product candidates, or that diminish or delay receipt of the economic benefits we are entitled to receive under the collaboration, or that result in costly litigation or arbitration;
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
•disputes that may arise between us and our research and in-licensing partners that result in the delay or termination of research and development activities with respect to any in-licensed assets or supporting technology platforms;
•the possibility that our research and in-licensing partners may experience financial difficulties that prevent them from fulfilling their obligations under our agreements;
•our research and in-licensing partners’ failure to retain essential staff, which is crucial for fulfilling their obligations under our agreements;
•the possibility that our research and in-licensing partners’ technology may be superseded or otherwise no longer be competitive;
•the possibility that our research and in-licensing partners may be acquired, and that any acquiring entity may not honor our partners’ research commitments or otherwise fail to continue fulfilling their obligations under our agreements;
•our research and in-licensing partners’ failure to properly maintain or defend their intellectual property rights or their use of third-party intellectual property rights or proprietary information in such a way as to invite litigation that could jeopardize or invalidate our license to develop these assets or utilize technology platforms;
•laws, regulations or practices imposed by countries or regions outside the U.S. that could impact or inhibit scientific research or the development of healthcare products by foreign competitors or otherwise disadvantage healthcare products made by foreign competitors, as well as general political or economic instability in those countries, any of which could complicate, interfere with or impede our relationships with our ex-U.S. research, development and in-licensing partners; and
•our research and in-licensing partners’ failure to comply with applicable healthcare laws, as well as established laws and regulations related to Good Practice guidelines (GxP).
If any of these risks materialize, we may not be able to expand our product pipeline or otherwise realize a return on the resources we will have invested to develop these early-stage assets, which could have a material adverse impact on our financial condition and prospects for growth.
If third parties upon which we rely to perform clinical trials for cabozantinib in new indications, or for zanzalintinib or our other new product candidates, do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize cabozantinib or other product candidates beyond currently approved indications.
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
We work with scientific advisors at academic and other institutions, as well as third-party contractors in various locations throughout the world, who assist us in our research and development efforts, including in drug discovery and preclinical development strategy. These third parties are not our employees and may have other commitments or contractual obligations that limit their availability to us. Although these third-party scientific advisors and contractors generally agree not to do competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services. There has also been increased scrutiny surrounding the disclosures of payments made to medical researchers from companies in the pharmaceutical industry, and it is possible that the academic and other institutions that employ these medical researchers may prevent us from engaging them as scientific advisors and contractors or otherwise limit our access to these experts, or that the scientific advisors themselves may now be more reluctant to work with industry partners. Even if these scientific advisors and contractors with whom we have engaged intend to meet their contractual obligations, their ability to perform services may be impacted by increased demand for such services from other companies or by other external factors, such as reduced capacity to perform services. If we experience additional delays in the receipt of services, lose work performed by these scientific advisors and contractors or are unable to engage them in the first place, our discovery and development efforts with respect to the matters on which they were working or would work in the future may be significantly delayed or otherwise adversely affected.
We lack our own manufacturing and distribution capabilities necessary for us to produce materials required for certain preclinical activities and to produce and distribute our products for clinical development or for commercial sale, and our reliance on third parties for these services subjects us to various risks.
We do not operate our own current GMP manufacturing or distribution facilities for CMC development activities, preclinical, clinical or commercial production and distribution for our current products and new product candidates. Instead, we mostly rely on various third-party contract manufacturing organizations to conduct these operations on our behalf. As our operations continue to grow in these areas, we are expanding internal CMC development laboratories to augment our external network focusing on our product candidates. We expect this to enable us to maximize application of our internal expertise and scientific know-how and advance our product candidates more efficiently and with greater technical precision, speed, agility and quality, while working in close collaboration with our expanding external manufacturing and supply chain network through additional third-party contract manufacturers, distributors and suppliers. To establish and manage our manufacturing network and supply chain requires a significant financial commitment, the creation of numerous third-party contractual relationships and continued oversight of these third parties to fulfill compliance with applicable legal and regulatory requirements, including the FDA’s current GMP, the EC’s Guidelines on GDP, as well as other stringent regulatory requirements enforced by the FDA or foreign regulatory agencies, as applicable. These third parties are also subject to routine inspections by the FDA and foreign regulatory agencies. Although we maintain significant resources to directly and effectively oversee the activities and relationships with the third parties in our network, we do not have direct control over their operations.
Our third-party contract manufacturers may not be able to produce or deliver material on a timely basis or manufacture material with the required quality standards, or in the quantity required to meet our preclinical, clinical development and commercial needs and applicable regulatory requirements. Although we have not yet experienced significant production delays or seen significant impairment to our supply chain as a result of the ongoing hostilities in Eastern Europe and the Middle East or other global events, our third-party contract manufacturers, distributors and suppliers could experience operational delays due to lack of capacity or resources, facility closures and other hardships as a result of these types of global events, which could impact our supply chain by potentially causing delays to or disruptions in the supply of our preclinical, clinical or commercial products. If our third-party contract manufacturers, distributors and suppliers do not continue to supply us with our products or product candidates in a timely fashion and in compliance with applicable quality and regulatory requirements, or if they otherwise fail or refuse to comply with their obligations to us under our manufacturing, distribution and supply arrangements, we may not have adequate remedies for any breach. Furthermore, their failure to supply us could impair or preclude meeting commercial or clinical product supply requirements for us or our partners, which could delay product development and future commercialization efforts and have a material adverse impact on our business, financial condition and results of operations. In addition, through our third-party contract manufacturers and data service providers, we continue to provide serialized commercial products as required to comply with the DSCSA and its foreign equivalents where applicable. If our third-party contract manufacturers or data service providers fail to support our efforts to continue to comply with DSCSA and its foreign equivalents, as well as any future electronic pedigree requirements, we may face legal penalties or be restricted from selling our products.

Risks Related to Healthcare Regulatory and Other Legal Compliance Matters
We are subject to healthcare laws, regulations and enforcement; our failure to comply with those laws could have a material adverse impact on our business, financial condition and results of operations.
We are subject to federal and state healthcare laws and regulations, which laws and regulations are enforced by the federal government and the states in which we conduct our business. We also conduct clinical trial activities outside the United States and are therefore subject to applicable laws in the countries where those operations take place. Should our compliance controls prove ineffective at preventing or mitigating the risk and impact of improper business conduct or inaccurate reporting, we could be subject to enforcement of the following, including, without limitation:
•the federal AKS;
•federal Civil Monetary Penalties law, including the beneficiary inducement provisions;
•the Eliminating Kickbacks in Recovery Act;
•the FDCA and its implementing regulations;
•federal civil and criminal false claims laws, including the civil False Claims Act, and the Civil Monetary Penalties Law;
•federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•laws and regulations in effect in foreign jurisdictions where drug manufacturers, or third-party entities operating on behalf of drug manufacturers (including clinical research organizations), are conducting clinical trial activities;
•HIPAA and its implementing regulations;
•state law equivalents of each of the above federal laws;
•the Open Payments program of the PPACA;
•state and local laws and regulations that require drug manufacturers to file reports relating to marketing activities, payments and other remuneration and items of value provided to healthcare professionals and entities;
•state and federal pharmaceutical price and price reporting laws and regulations; and
•European countries’ national laws mandating public disclosure of transfers of value to healthcare professionals, healthcare organizations and other entities active in the healthcare sector, as well as requirements for prior review and/or approval of agreements with healthcare professionals.
In addition, we are subject to the Foreign Corrupt Practices Act, a U.S. law which regulates certain financial relationships with foreign government officials (which could include, for example, medical professionals employed by national healthcare programs) and its foreign equivalents, as well as federal and state consumer protection and unfair competition laws.
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
To help patients afford our products, we have a patient assistance program and also make periodic donations to independent charitable foundations that help financially needy patients. These types of programs are designed to provide financial assistance to patients who might otherwise be unable to afford pharmaceuticals that they have been prescribed by their physicians and have become the subject of Congressional interest and enhanced government scrutiny. The HHS Office of Inspector General established guidelines permitting pharmaceutical manufacturers to make donations to charitable organizations that provide co-pay assistance to Medicare patients, provided that manufacturers meet certain specified compliance requirements. In the event we are found not to have complied with these guidelines and other laws or regulations respecting these arrangements, we could be subject to significant damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. Moreover, in December 2020, CMS finalized changes to MDRP pricing calculations regarding the provision of co-payment assistance to patients that may be impacted by private insurer accumulator programs. The portion of this rule dealing with manufacturer co-payment assistance (and related support arrangements) was challenged and vacated by a federal court in May 2022 and was not appealed. Additionally, in May 2023, CMS issued a new proposed rulemaking that would repeal the changes implemented by the court-vacated December 2020 final rule regarding co-payment assistance programs. The May 2023 CMS proposed rulemaking would, however, adopt significant new changes in the MDRP. The changes, if finalized as drafted, could ultimately have significant impacts on our Medicaid rebate liability and potential exposure to penalties for MDRP participation.
We also rely on a third-party hub provider and exercise oversight to monitor patient assistance program activities. Hub providers are generally hired by manufacturers to assist patients with insurance coverage, financial assistance and treatment support after the patients receive a prescription from their healthcare professional. For manufacturers of specialty pharmaceuticals (including our marketed products), the ability to have a single point of contact for their therapies helps ensure efficient medication distribution to patients. Accordingly, our hub activities are also subject to scrutiny and may create risk for us if not conducted appropriately. A variety of entities, including independent charitable foundations and pharmaceutical manufacturers, but not including our company, have received subpoenas from the U.S. Department of Justice (DOJ) and other enforcement authorities seeking information related to their patient assistance programs and reimbursement and other product support programs, and certain of these entities have entered into costly civil settlement agreements with DOJ and other enforcement authorities that include requirements to maintain complex corporate integrity agreements that impose significant reporting and other requirements. Should we or our hub providers receive a subpoena or other process, regardless of whether we are ultimately found to have complied with the regulations governing patient assistance and other product support programs, this type of government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
We are subject to laws and regulations relating to privacy, data protection and the collection and processing of personal data. Failure to maintain compliance with these regulations could create additional liabilities for us.
The legislative and regulatory landscape for privacy and data protection continues to evolve in the U.S. and other jurisdictions around the world. For example, the CCPA went into operation in 2020 and affords California residents expanded privacy rights and protections, including civil penalties for violations and statutory damages under a private right of action for data security breaches. These protections were expanded by the CPRA, which became effective in January 2023 and became enforceable in certain respects in July 2023, with the CPRA’s implementing regulations currently subject to a stay of enforcement until one year from their issuance. Privacy laws in other states may also impact our operations, including both comprehensive and sector-specific legislation, and Congress is also considering additional federal privacy legislation. In addition, most healthcare professionals and facilities are subject to privacy and security requirements under HIPAA with respect to our clinical and commercial activities. Although we are not considered to be a covered entity or business associate under HIPAA, we could be subject to penalties if we use or disclose individually identifiable health information in a manner not authorized or permitted by HIPAA. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. For example, in the EU, the GDPR regulates the processing of personal data of individuals within the EU, even if, under certain circumstances, that processing occurs outside the EU, and also places restrictions on transfers of such data to countries outside of the EU, including the U.S. Should we fail to provide adequate privacy or data security protections or maintain compliance with these laws and regulations, including the CCPA, as amended by the CPRA, as well as the GDPR, we could be subject to sanctions or other penalties, litigation, an increase in our cost of doing business and questions concerning the validity of our data processing activities, including clinical trials.

Risks Related to Our Information Technology and Intellectual Property
Data breaches and other cybersecurity incidents impacting our information technology operations and infrastructure could compromise our intellectual property or other sensitive information, damage our operations and cause significant harm to our business and reputation.
In the ordinary course of our business, we and our third-party service providers, such as contract research organizations, collect, maintain and transmit sensitive data on our networks and systems, including our intellectual property and proprietary or confidential business information (such as research data and personal information) and confidential information with respect to our customers, clinical trial patients and our collaboration partners. We have also outsourced significant elements of our information technology infrastructure to third parties and, as a result, such third parties may or could have access to our confidential information. The secure maintenance of this information is critical to our business and reputation, and while we have enhanced and are continuing to enhance our cybersecurity efforts commensurate with the growth and complexity of our business, our systems and those of third-party service providers may be vulnerable to cybersecurity incidents or threats. In addition, we are heavily dependent on the functioning of our information technology infrastructure to carry out our business processes, such as external and internal communications or access to clinical data and other key business information. Accordingly, both inadvertent disruptions to this infrastructure and cyber-attacks could cause us to incur significant remediation or litigation costs, result in product development delays, disrupt critical business operations, expend key information technology resources and divert the attention of management.
Although the aggregate impact of cybersecurity incidents and threats, including cyber-attacks, on our operations and financial condition has not been material to date, we and our third-party service providers have frequently been the target of threats of this nature and expect them to continue. Any future data breach and/or unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose our sensitive business information or sensitive business information of our collaboration partners, which may lead to significant liability for us. A data security breach could also lead to public exposure of personal information of our clinical trial patients, employees or others and result in harm to our reputation and business, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, including the GDPR, subject us to investigations and mandatory corrective action, or otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could disrupt our business, result in increased costs or loss of revenue, and/or result in significant financial exposure. Furthermore, the costs of maintaining or upgrading our cybersecurity systems (including the recruitment and retention of experienced information technology professionals, who are in high demand) at the level necessary to keep up with our expanding operations and prevent against potential attacks or other cybersecurity incidents are increasing, and despite our best efforts, our network security and data recovery measures and those of our third-party service providers may still not be adequate to protect against such security breaches and disruptions, which could cause material harm to our business, financial condition and results of operations.

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

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Many countries, including certain countries in the EU, have compulsory licensing laws based on related EU rules, under which a patent owner may be compelled to grant licenses to third parties (for example, the patent owner has failed to “work” the invention in that country or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Initiatives seeking compulsory licensing of life-saving drugs are also becoming increasingly prevalent in developing countries either through direct legislation or international initiatives. Governments in those developing countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products or product candidates, thereby reducing our product sales. Moreover, the Russian Federation has and may further limit protections on patents originating from certain countries (including the U.S.) in response to sanctions relating to the ongoing Russia-Ukraine war, and in general, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection, which makes it difficult to stop infringement. We also rely on trade secret protection for some of our confidential and proprietary information, and we are taking security measures to protect our proprietary information and trade secrets, particularly in light of recent instances of data loss and misappropriation of intellectual property in the biopharmaceutical industry. However, these measures may not provide adequate protection, and while we seek to protect our proprietary information by entering into confidentiality agreements with employees, partners and consultants, as well as maintain cybersecurity protocols within our information technology infrastructure, we cannot provide assurance that our proprietary information will not be disclosed, or that we can meaningfully protect our trade secrets. In addition, our competitors may independently develop substantially equivalent proprietary information or may otherwise gain access to our trade secrets.
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

Risks Related to Our Operations, Managing Our Growth and Employee Matters
If we are unable to manage our human capital needs, there could be a material adverse impact on our business, financial condition and results of operations, and our prospects may be adversely affected.
In January 2024, we announced and implemented a restructuring plan, including a reduction of our employee workforce by approximately 175 employees or 13% of our total headcount. As we continue to grow our pipeline of product candidates, our clinical development organization and related functions may grow, which may place significant demands on our management and resources, and our current and planned personnel and operating practices may not be adequate to support such growth. To effectively manage our evolving human capital needs, we must continue to improve existing, and when necessary, implement new facilities, operational and financial systems, and procedures and controls, as well as train and manage our employee base, and there can be no assurance that we can do so effectively or avoid experiencing operating inefficiencies or control deficiencies. We continue to rely on our management personnel to oversee our operations, and retaining and recruiting qualified individuals is difficult. If we are unable to manage our human capital needs effectively, or if we are unsuccessful in retaining or recruiting qualified management personnel, there could be a material adverse impact on our business, financial condition and results of operations.
The loss of key personnel or the inability to retain and, where necessary, attract additional personnel could impair our ability to operate successfully.
We are highly dependent upon the principal members of our management, as well as clinical, commercial and scientific staff, the loss of whose services might adversely impact the achievement of our objectives. Also, we may not have sufficient personnel to execute our business plans. Retaining and, where necessary, recruiting qualified clinical, commercial, scientific and pharmaceutical operations personnel will be critical to support activities related to advancing the development programs for the cabozantinib franchise, zanzalintinib and our other product candidates, successfully executing upon our commercialization plan for the cabozantinib franchise and continuing our proprietary research and development efforts. Competition is intense for experienced clinical, commercial, scientific and pharmaceutical operations personnel, and we may be unable to retain or recruit such personnel with the expertise or experience necessary to allow us to successfully develop and commercialize our products. In addition, our reduction in force announced in January 2024, and any future restructuring plans intended to improve operational efficiencies and operating costs, may adversely affect our ability to attract and retain employees. Furthermore, all of our employees are employed “at will” and, therefore, may leave our employment at any time.
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
We may be held liable if any product we or our collaboration partners develop or commercialize causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, product liability claims could result in decreased demand for our products and product candidates, injury to our reputation, withdrawal of patients from our clinical trials, product recall, substantial monetary awards to third parties and the inability to commercialize any products that we may develop in the future. We maintain limited product liability insurance coverage for our clinical trials and commercial activities. However, our insurance may not be sufficient to reimburse us for expenses or losses we may suffer. Moreover, if insurance coverage becomes more expensive, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability.

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
•the announcement of a repurchase of our common stock;
•additions and departures of key personnel or board members;
•the disposition of any of our technologies or compounds; and
•general market, macroeconomic and political conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

These and other factors could have a material adverse impact on the market price of our common stock. In addition, the stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have historically experienced significant volatility that has often been unrelated or disproportionate to the operating performance of particular companies. Likewise, as a result of significant changes in U.S. or global political and macroeconomic conditions, including historically high inflation, the Federal Reserve interest rate increases, as well as policies governing foreign trade and healthcare spending and delivery, or the ongoing hostilities in Eastern Europe and the Middle East, the financial markets could continue to experience significant volatility that could also continue to negatively impact the markets for biotechnology and pharmaceutical stocks. These broad market fluctuations have adversely affected and may in the future adversely affect the trading price of our common stock. Excessive volatility may continue for an extended period of time following the date of this report.
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
Our goals and disclosures related to environmental, social and governance matters subjects us to risks, including risks to our market perception and stock price.
Governments, investors and other stakeholders are increasingly focusing on environmental, social and governance (ESG) practices and disclosures. Expectations in this area are rapidly evolving and growing, and new ESG laws and regulations are expanding mandatory disclosure, reporting and diligence requirements. We manage, track and report on our ESG goals and objectives, including in our Corporate Values & Sustainability Report or as may be required in our annual and quarterly reports. Our efforts to accomplish and report on these goals and objectives subjects us to risks, any of which could have a material adverse impact on our business, including specifically market perception and the market price of our common stock. Such risks may be outside of our control and the criteria by which our ESG practices and disclosures are assessed may change due to the evolving regulatory requirements affecting ESG standards and disclosures, which could result in increased expectations for us with respect to ESG matters and cause us to undertake costly initiatives to satisfy such new criteria. Our failure or perceived failure to pursue or achieve our ESG goals and objectives, or to maintain our ESG practices that meet evolving stakeholder expectations or expanding legal requirements, could have a material adverse impact on our market perception and stock price, as well as expose us to government enforcement actions and private litigation.
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Risk Management and Strategy
We maintain a cybersecurity and information security program, which leverages best practices and standards. Risks from cybersecurity threats are regularly evaluated as part of our broader risk management activities and as a fundamental component of our internal control system. The scope of our evaluation encompasses risks that may be associated with both our internally managed IT systems and key business functions and sensitive data operated or managed by third-party service providers.
All employees receive cybersecurity training upon hire with annual or more frequent training thereafter with job-specific topic considerations. Our IT team engages third-party vendors to assist with providing timely cybersecurity threat alerts in addition to monitoring cybersecurity threats and our defenses against cyberattacks. This monitoring includes the proactive identification of vulnerabilities in our systems with threat intelligence. The employees within our broader IT team who specialize in cybersecurity operations (Security Ops Team) are responsible for coordinating and overseeing the activities of these third-party vendors.
Our Information Security Incident Response Plan (Response Plan) sets forth our response protocol for cybersecurity threats and cybersecurity incidents and is maintained by the Information Security Governance Committee (InfoSec Committee), which reviews the Response Plan on an annual basis. The InfoSec Committee is comprised of IT department leaders and members of our senior management team and is a subcommittee of our Ethics Committee, which provides reports to the Risk Committee of our Board of Directors. Our Response Plan is designed to provide a framework for how we identify, escalate and respond in the event of a data security breach and designates personnel who are responsible for these functions. Our Security Ops Team evaluates security alerts received from various sources, and any alert or threat that the Security Ops Team identifies as a cybersecurity incident (such as a data security breach) is promptly escalated to the InfoSec Committee for further assessment. Upon confirmation that a cybersecurity incident has occurred, our InfoSec Committee will establish an incident response team, which may include representatives from our internal departments, as well as outside legal counsel or other external cybersecurity consultants or service providers. The Incident Response Team aims to develop a coordinated response strategy, entailing risk containment, notification processes, system restoration, incident documentation and assessment, data preservation and forensic analysis.
The InfoSec Committee evaluates the implications of cybersecurity incidents to determine whether such incidents have had or are reasonably likely to have a material effect on our business strategy, financial condition, and results of operations. If a cybersecurity incident is deemed material by our InfoSec Committee, our Chief Financial Officer or General Counsel will notify the other members of our senior management team and the Chair of the Risk Committee of our Board of Directors as needed.
Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and we believe are not reasonably likely to affect us, including our business strategy, results of operations or financial condition. We and our third-party service providers have frequently been the target of cybersecurity threats and expect them to continue, and for an additional description of these cybersecurity risks and potential related impacts on us, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Governance
Board of Directors and Board Committees. In accordance with our Corporate Governance Guidelines, the Board of Directors, both directly and through its committees (including the Risk Committee) oversees the proper functioning of our risk management process. In particular, the Risk Committee assists the Board in its oversight of management’s responsibility to assess, manage and mitigate risks associated with the Company’s business and operational activities and to administer the Company’s various compliance programs, in each case including data privacy and cybersecurity concerns. The Board and the Risk Committee each meet at regularly scheduled and special meetings throughout the year at which meetings management reports to the Board concerning the results of its risk management activities, as well as external factors that may change the levels of business risk to which we are exposed. Specifically, the Risk Committee receives regular updates from members of the InfoSec Committee or Ethics Committee, as often as necessary but at least once per year, with respect to our cybersecurity threats and responses to any cybersecurity incidents.

Management’s Responsibilities. Management has implemented risk management structures, policies and procedures, and manages our risk exposure on a day-to-day basis. Accordingly, management assesses and responds to cybersecurity threats as part of our ongoing risk assessment and as an internal control over financial reporting. Our Security Ops Team directs our cybersecurity operations and risk responses. Members of the SecOps Team then meet with the InfoSec Committee at least once every quarter to review and assess cybersecurity incidents and non-incident threats (and response measures undertaken) to determine if any adjustment to our cybersecurity risk assessment is required. At least once every year, members of the Security Ops Team and the Vice President of Information Technology present our cybersecurity risk evaluation and threat response to the Ethics Committee and to the Risk Committee of the Board of Directors as needed. The InfoSec Committee is a subcommittee comprised of IT department leaders and members of the senior management team, including the Chief Executive Officer, Chief Financial Officer (who has oversight of our IT and cybersecurity activities), General Counsel (who has oversight of our compliance activities), and Vice President of Information Technology (who has 20 years of experience managing IT systems and personnel). The Security Ops Team reports to the Vice President of Information Technology, as well as the broader InfoSec Committee. Members of the Security Ops team include IT professionals with extensive experience and education in technology and cybersecurity, and most have attained accreditation as Certified Information Systems Security Professionals, as granted by the International Information System Security Certification Consortium (also known as ISC2).
Item 2. Properties.
Our corporate headquarters is located in Alameda, California, where we lease approximately 610,000 square feet of office and laboratory space under multiple leases. Approximately 100,000 square feet of leased laboratory space in Alameda is under construction and anticipated to be available for operations in 2025. We have approximately 64,000 square feet of office and laboratory space in the Greater Philadelphia area. We anticipate exiting approximately 40,000 square feet of our laboratory space in the Greater Philadelphia area as part of our restructuring plan approved in early 2024. We believe these leased facilities are sufficient to accommodate our current and near-term needs.
Item 3. Legal Proceedings.
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

Teva ANDA Litigation
In May 2021, we received notice letters from Teva regarding an ANDA Teva submitted to the FDA, requesting approval to market a generic version of CABOMETYX tablets. Teva’s notice letters included a Paragraph IV certification with respect to our U.S. Patents No. 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Orange Book. Teva’s notice letters did not provide a Paragraph IV certification against any additional CABOMETYX patents. On June 17, 2021, we filed a complaint in the Delaware District Court for patent infringement against Teva, asserting infringement of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 arising from Teva’s ANDA filing with the FDA. On August 27, 2021, Teva filed its answer and counterclaims to the complaint, alleging that the asserted claims of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 are invalid and not infringed. On September 17, 2021, we filed an answer to Teva’s counterclaims. On July 29, 2022, we received notice from Teva that it had amended its ANDA to assert an additional Paragraph IV certification. As amended, Teva’s ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of a previously-unasserted CABOMETYX patent that is now listed in the Orange Book: U.S. Patent No. 11,298,349 (pharmaceutical composition). On September 2, 2022, we filed a complaint in the Delaware District Court for patent infringement against Teva, asserting infringement of U.S. Patent No. 11,298,349 arising from Teva’s amended ANDA filing with the FDA. We sought, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA be a date no earlier than the expiration of all of U.S. Patents No. 9,724,342, 10,034,873, 10,039,757 and 11,298,349, the latest of which expires on July 9, 2033, and equitable relief enjoining Teva from infringing these patents. On September 30, 2022, the parties filed a stipulation to consolidate the two lawsuits, numbered Civil Action Nos. 21-00871 and 22-01168, and to stay all proceedings, which was granted by the Delaware District Court on October 3, 2022. Following a similar order granted by the Delaware District Court on February 9, 2022 to stay all proceedings with respect to Civil Action No. 21-00871, this case remained administratively closed, and Civil Action No. 22-01168 was administratively closed on October 3, 2022. On July 18, 2023, we entered into the Teva Settlement Agreement to end these litigations. Pursuant to the terms of the Teva Settlement Agreement, we will grant Teva a license to market its generic version of CABOMETYX in the U.S. beginning on January 1, 2031, if approved by the FDA and subject to conditions and exceptions common to agreements of this type. On September 15, 2023, the parties filed a joint stipulation of dismissal with the Delaware District Court, and on September 19, 2023, the Delaware District Court granted the parties’ stipulation and dismissed the case without prejudice.
Cipla ANDA Litigation
On February 6, 2023, we received a notice letter regarding an ANDA submitted to the FDA by Cipla, including a Paragraph IV certification with respect to our U.S. Patents No. 8,877,776 (salt and polymorphic forms), 9,724,342 (formulations), 10,039,757 (methods of treatment), 11,091,439 (crystalline salt forms), 11,091,440 (pharmaceutical composition), 11,098,015 (methods of treatment), and 11,298,349 (pharmaceutical composition). Cipla’s notice letter did not provide a Paragraph IV certification against any additional CABOMETYX patents. On March 16, 2023, we filed a complaint in the Delaware District Court for patent infringement against Cipla asserting infringement of U.S. Patents No. 8,877,776, 11,091,439, 11,091,440, 11,098,015 and 11,298,349 arising from Cipla’s ANDA filing with the FDA. Cipla’s ANDA requests approval to market a generic version of CABOMETYX tablets prior to the expiration of the aforementioned patents. We are seeking, among other relief, an order that the effective date of any FDA approval of Cipla’s ANDA would be a date no earlier than the expiration of all of U.S. Patents No. 8,877,776, 11,091,439, 11,091,440, 11,098,015 and 11,298,349, the latest of which expires on February 10, 2032, and equitable relief enjoining Cipla from infringing these patents. On May 4, 2023, we filed, under seal, a stipulation and proposed order to stay all proceedings, and the Delaware District Court, in a sealed order on the same day, granted the proposed order and administratively closed the case. On May 5, 2023, the Delaware District Court issued a redacted version of the May 4, 2023 order.
We may also from time to time become a party or subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Some of these proceedings have involved, and may involve in the future, claims that are subject to substantial uncertainties and unascertainable damages.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock has traded on the Nasdaq Global Select Market under the symbol “EXEL” since April 11, 2000.
Holders
On January 29, 2024, there were 333 holders of record of our common stock. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.
Dividends
Since inception, we have not paid dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and currently do not plan to pay any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities by us during the year ended December 31, 2023.
Repurchases of Equity Securities
In March 2023, our Board of Directors authorized a stock repurchase program to acquire up to $550.0 million of our outstanding common stock before the end of 2023. During the year ended December 31, 2023, we repurchased 26.2 million shares of common stock under our stock repurchase program for an aggregate purchase price of $550.0 million.
The following table summarizes the stock repurchase activity for the three months ended December 31, 2023 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
September 30, 2023 – October 27, 2023	—	$—	—	$205,170
October 28, 2023 – November 24, 2023	3,749	$21.14	3,749	$125,922
November 25, 2023 – December 29, 2023	5,538	$22.74	5,538	$—
Total	9,287		9,287
2024 Share Repurchase Program
In January 2024, our Board of Directors authorized a share repurchase program to acquire up to $450.0 million of our outstanding stock before the end of 2024. Share repurchases under the 2024 program may be made from time to time through a variety of methods, which may include open market purchases, in block trades, 10b5-1 trading plans, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. The timing and amount of any share repurchases under the share repurchase program will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of our common stock and general market conditions.
Performance
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended.

The following graph compares, for the five-year period ended December 31, 2023, the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes that $100 was invested on December 31, 2018 in each of our common stock, the Nasdaq Composite Total Return Index and the Nasdaq Biotechnology Total Return Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Cumulative Total Return
300
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Exelixis, Inc.
Nasdaq Composite Total Return
Nasdaq Biotechnology Total Return

	Year Ended December 31,
	2018	2019	2020	2021	2022	2023
Exelixis, Inc.	100	88	103	94	83	123
Nasdaq Composite Total Return	100	139	200	244	165	238
Nasdaq Biotechnology Total Return	100	125	161	161	145	152
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Overview
We are an oncology company innovating next-generation medicines and combination regimens at the forefront of cancer care. Through the commitment of our drug discovery, development and commercialization resources, we have produced four marketed pharmaceutical products, two of which are formulations of our flagship molecule, cabozantinib. We continue to evolve our product portfolio, leveraging our investments, expertise and strategic partnerships to target an expanding range of tumor types and indications with our clinically differentiated pipeline of small molecules and biotherapeutics, including ADCs.
Sales related to cabozantinib account for the majority of our revenues. Cabozantinib is an inhibitor of multiple tyrosine kinases, including MET, AXL, VEGF receptors and RET and has been approved by the FDA and in 69 other countries: as CABOMETYX tablets for advanced RCC (both alone and in combination with BMS’ nivolumab), for previously treated HCC and for previously treated, RAI-refractory DTC; and as COMETRIQ capsules for progressive, metastatic MTC. For physicians treating these types of cancer, cabozantinib has become or is becoming an important medicine in their selection of effective therapies.
The other two products resulting from our discovery efforts are: COTELLIC, an inhibitor of MEK, approved as part of multiple combination regimens to treat specific forms of advanced melanoma and marketed under a collaboration with Genentech; and MINNEBRO, an oral, non-steroidal, selective blocker of MR, approved for the treatment of hypertension in Japan and licensed to Daiichi Sankyo.
We plan to continue leveraging our operating cash flows to advance a broad array of diverse biotherapeutics and small molecule programs for the treatment of cancer, as well as to support ongoing company-sponsored and externally sponsored trials evaluating cabozantinib. The product candidates furthest along in our pipeline are: zanzalintinib, a novel, potent, next-generation oral TKI that targets VEGF receptors, MET and the TAM kinases (TYRO3, AXL and MER); and XB002, a next-generation TF-targeting ADC, administered via intravenous infusion and composed of a human mAb against TF that is conjugated to an MTI payload. Our internal drug discovery efforts are supplemented through in-licensing investigational oncology assets or obtaining options to acquire other investigational oncology assets from third parties if they demonstrate evidence of clinical success. Examples are: XL309, a clinical-stage and potentially best-in-class small molecule inhibitor of USP1, which has emerged as a synthetic lethal target in the context of BRCA-mutated tumors; and ADU-1805, a clinical-stage and potentially best-in-class mAb that targets SIRPα.
Cabozantinib Franchise
The FDA first approved CABOMETYX in the U.S. as a monotherapy for previously treated patients with advanced RCC in April 2016, and then for previously untreated patients with advanced RCC in December 2017. In January 2021, the CABOMETYX label was expanded to include first-line advanced RCC in combination with nivolumab, which was the first CABOMETYX regimen approved for treatment in combination with an ICI. In addition to RCC, in January 2019, the FDA approved CABOMETYX for the treatment of patients with HCC previously treated with sorafenib, and then in September 2021, the FDA approved CABOMETYX for the treatment of adult and pediatric patients 12 years of age and older with locally advanced or metastatic DTC that has progressed following prior VEGF receptor-targeted therapy and who are RAI-refractory or ineligible. To develop and commercialize cabozantinib outside the U.S., we have entered into license agreements with Ipsen and Takeda. To Ipsen, we granted the rights to develop and commercialize cabozantinib outside of the U.S. and Japan, and to Takeda we granted such rights in Japan. Both Ipsen and Takeda also contribute financially and operationally to the further global development and commercialization of the cabozantinib franchise in other potential indications, and we work closely with them on these activities. Utilizing its regulatory expertise and established international oncology marketing network, Ipsen has continued to execute on its commercialization plans for CABOMETYX, having received regulatory approvals and launched in multiple territories outside of the U.S., including in the EU, the U.K. and Canada, as a treatment for advanced RCC (both as a monotherapy and in combination with nivolumab) and for previously treated HCC and DTC indications. With respect to the Japanese market, Takeda received Manufacturing and Marketing Approvals from the Japanese MHLW for monotherapy CABOMETYX as a treatment of patients with curatively unresectable or metastatic RCC and as a treatment of patients with unresectable HCC that has progressed after cancer chemotherapy, as well as for CABOMETYX in combination with nivolumab as a treatment for unresectable or metastatic RCC.

We are also pursuing other indications for cabozantinib that have the potential to increase the number of cancer patients who could potentially benefit from this medicine. Building on preclinical and clinical observations that cabozantinib in combination with ICIs may promote a more immune-permissive tumor environment, we initiated several pivotal studies to further explore these combination regimens. The first of these studies to deliver results was CheckMate -9ER, a phase 3 pivotal trial evaluating the combination of CABOMETYX and nivolumab compared to sunitinib in patients with previously untreated, advanced or metastatic RCC. Positive results from CheckMate -9ER served as the basis for the FDA’s, EC’s and MHLW’s approvals of CABOMETYX in combination with nivolumab as a first-line treatment of patients with advanced RCC in January 2021, March 2021 and August 2021, respectively. We are also collaborating with BMS on COSMIC-313, a phase 3 pivotal trial evaluating the triplet combination of cabozantinib, nivolumab and ipilimumab versus the combination of nivolumab and ipilimumab in patients with previously untreated advanced intermediate- or poor-risk RCC. We announced top-line results from COSMIC-313 in July 2022, and in September 2022 we presented the data at the Presidential Symposium III at the 2022 ESMO Congress. The trial met its primary endpoint, demonstrating significant improvement in BIRC-assessed PFS at the primary analysis for the triplet combination. At two prespecified interim analyses for the secondary endpoint of OS, conducted most recently during the third quarter of 2023, the data did not meet the threshold for statistical significance; therefore, the trial continues to the next planned analysis of OS, anticipated in 2024. The safety profile observed in the trial was reflective of the known safety profiles for each single agent, as well as the combination regimens used in this study. We plan to discuss a potential regulatory submission with the FDA when the results of the next OS analysis are available, provided such results are supportive.
To further expand our exploration of combinations with ICIs, we also initiated multiple trials evaluating cabozantinib in combination with Roche’s ICI, atezolizumab, beginning in 2017 with COSMIC-021, a broad phase 1b study evaluating the safety and tolerability of cabozantinib in combination with atezolizumab in patients with a wide variety of locally advanced or metastatic solid tumors. The encouraging efficacy and safety data that emerged from COSMIC-021 have been instrumental in guiding our clinical development strategy for cabozantinib in combination with ICIs. In August 2023, we announced positive top-line results from CONTACT-02, a phase 3 pivotal trial sponsored by us and co-funded by Roche, evaluating the cabozantinib and atezolizumab combination versus a second NHT in patients with mCRPC and measurable extra-pelvic soft-tissue disease who have progressed after treatment with one prior NHT, and detailed findings from CONTACT-02 were presented at the ASCO Genitourinary Cancers Symposium in January 2024. The trial met one of two primary endpoints, demonstrating a statistically significant improvement in PFS. At a prespecified interim analysis for the primary endpoint of OS, a trend toward improvement of OS was observed; however, the data were immature and did not meet the threshold for statistical significance. Therefore, the trial continues to the next planned OS analysis, anticipated in 2024. The safety profile observed in the trial was reflective of the known safety profiles for each single agent, as well as the combination regimen used in this study. We are discussing a potential regulatory submission with the FDA.
Independent investigators also conduct clinical trials evaluating cabozantinib through our CRADA with NCI-CTEP or our IST program. As reflected by the results from completed trials and ongoing clinical trials, we believe our CRADA with NCI-CTEP has facilitated and may continue to facilitate the expansion of the cabozantinib franchise in a cost-efficient manner. In August 2023, we announced positive results from the CABINET phase 3 pivotal study under our CRADA and conducted by the Alliance that evaluated cabozantinib versus placebo in patients who experienced progression after prior systemic therapy in two independently powered cohorts: one for patients with advanced pNET; and another for patients with epNET. Data from CABINET demonstrated that cabozantinib substantially prolonged the time to disease progression or death in both pNET and epNET cohorts, and that the safety profile of cabozantinib observed in the trial was consistent with its known safety profile. Detailed findings from CABINET were presented during a Proffered Paper Session at the ESMO Congress in October 2023. We are discussing these results with the FDA to support a potential regulatory submission in 2024. In addition to facilitating label expansion for the cabozantinib franchise, data sets from these externally sponsored clinical trials may also prove valuable by informing our development plans for zanzalintinib.
For additional information on our cabozantinib clinical trials, see “Business—Exelixis Development Programs—Cabozantinib Development Program” in Part I, Item 1 of this Annual Report on Form 10-K.

Pipeline Activities
Zanzalintinib
Zanzalintinib is a novel, potent, next-generation oral TKI that targets VEGF receptors, MET and the TAM kinases (TYRO3, AXL and MER) implicated in cancer’s growth and spread, and is our first in-house compound to enter the clinic following our re-initiation of drug discovery activities in 2017. In designing zanzalintinib, we sought to build upon our experience with cabozantinib, retaining a similar target profile while improving key characteristics, including the pharmacokinetic half-life. Zanzalintinib has a pharmacokinetic half-life of approximately one day, supporting once-daily dosing, which could translate into a favorable safety profile compared with other VEGF-receptor TKIs. Taken together with the promising anti-tumor activity, we believe zanzalintinib is positioned to be a best-in-class VEGF-receptor TKI in a wide range of solid tumors when used as a monotherapy, as well as in combination regimens. Accordingly, we are evaluating zanzalintinib in a growing development program that builds on our prior experience with cabozantinib, which we believe reduces program risk. We have also established collaborations and will continue to explore additional opportunities for novel combinations with zanzalintinib with the goal of improving standards of care. To date, we have initiated two large phase 1b/2 clinical trials studying zanzalintinib as a monotherapy and in combination with ICIs (STELLAR-001 and STELLAR-002), one targeted phase 1b/2 trial studying zanzalintinib in combination with Arcus’ AB521 (STELLAR-009), and three phase 3 or phase 2/3 pivotal trials evaluating zanzalintinib in combination with ICIs (STELLAR-303, STELLAR-304 and STELLAR-305).
STELLAR-001 is a phase 1b/2 clinical trial evaluating zanzalintinib, both as a monotherapy and in combination with atezolizumab. We have established the recommended dose of 100 mg for both monotherapy zanzalintinib and zanzalintinib in combination with atezolizumab, and we have completed enrollment in expansion cohorts for patients with clear cell RCC, non-clear cell RCC, hormone-receptor positive breast cancer, mCRPC and CRC. We previously presented data from STELLAR-001 during poster sessions at the 2022 ESMO Congress in September 2022, which showed preliminary clinical activity similar to that observed with cabozantinib in phase 1 across a range of solid tumors and dose levels, with a manageable safety profile. More recently, we presented initial results evaluating monotherapy zanzalintinib in patients with previously treated clear cell RCC during the Oral Abstracts session at IKCS in November 2023. Follow-up continues in this cohort as well as the other completed cohorts, and we continue to be encouraged by zanzalintinib’s emerging safety and efficacy profile, both as a monotherapy and in combination with ICIs. STELLAR-002 is a phase 1b/2 clinical trial evaluating zanzalintinib in combination with either nivolumab, nivolumab and ipilimumab, or a fixed-dose combination of nivolumab and relatlimab. We have established recommended doses of zanzalintinib for these combination regimens and are exploring in a diverse array of solid tumor expansion cohorts, including clear cell RCC, non-clear cell RCC, HCC, mCRPC and CRC; patient enrollment into these expansion cohorts is ongoing. Monotherapy zanzalintinib may also be evaluated to support regulatory requirements for dosing and contribution of components. Most recently, in December 2023, we initiated STELLAR-009, an open-label phase 1b/2 trial evaluating zanzalintinib in combination with AB521 in patients with advanced solid tumors, including clear cell RCC. STELLAR-009 is divided into dose-escalation and expansion phases, and patient enrollment into dose-escalation cohorts is ongoing.
Our first zanzalintinib pivotal trial, STELLAR-303, was initiated in June 2022 and is evaluating zanzalintinib in combination with atezolizumab versus regorafenib in patients with metastatic non-microsatellite instability-high or non-mismatch repair-deficient CRC who have progressed after or are intolerant to the current standard of care. The trial aims to enroll approximately 874 patients at approximately 135 sites globally, regardless of RAS status, with approximately 350 of these patients showing no evidence of liver metastases. Under the amended trial protocol, the primary efficacy endpoint of STELLAR-303 is OS in those patients without liver metastases, and the key secondary efficacy endpoint is OS in the full intent-to-treat population. Additional secondary endpoints include investigator-assessed PFS, ORR and DOR per RECIST v. 1.1 in each population. The second pivotal trial, STELLAR-304, was initiated in December 2022 and is evaluating zanzalintinib in combination with nivolumab versus sunitinib in previously untreated patients with advanced non-clear cell RCC. The trial aims to enroll approximately 291 patients at approximately 173 sites globally. The primary efficacy endpoints of STELLAR-304 are BIRC-assessed PFS and ORR per RECIST v. 1.1. The secondary efficacy endpoint is OS. Most recently, in December 2023, we initiated STELLAR-305, a phase 2/3 pivotal trial evaluating zanzalintinib in combination with Merck & Co.’s pembrolizumab versus monotherapy pembrolizumab in patients with previously untreated PD-L1-positive recurrent or metastatic SCCHN. The primary efficacy endpoints of STELLAR-305 are BIRC-assessed PFS per RECIST v. 1.1 and OS. Secondary endpoints include investigator-assessed PFS per RECIST v. 1.1 and ORR and DOR per RECIST v. 1.1 as assessed by both BIRC and the investigator.

Beyond STELLAR-303, STELLAR-304 and STELLAR-305, we intend to initiate additional early-stage and pivotal trials evaluating zanzalintinib in novel combination regimens across a broad array of future potential indications. For additional information on our zanzalintinib clinical trials, see “Business—Exelixis Development Programs—Pipeline Development Programs – Advancing Exelixis’ Future Cancer Therapy Candidates—Zanzalintinib Development Program” in Part I, Item 1 of this Annual Report on Form 10-K.
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
Furthest along amongst our biotherapeutics programs is XB002, our lead TF-targeting ADC program, in-licensed from Iconic. XB002 is a next-generation ADC composed of a human mAb against TF that is conjugated to an MTI payload. TF is highly expressed on tumor cells and TF overexpression, while not oncogenic itself, facilitates angiogenesis, metastasis and other processes important to tumor development and progression. After binding to TF on tumor cells, XB002 is internalized, and the MTI payload is released, resulting in targeted tumor cell death. XB002 is a rationally designed next-generation ADC that leverages proprietary linker-payload technology. We are evaluating XB002, both as a single agent and in combination with nivolumab, in JEWEL-101, a phase 1 study in patients with advanced solid tumors. In October 2022, we announced promising initial dose-escalation results from JEWEL-101 during the Antibody-drug Conjugates Poster Session at the 2022 ENA Symposium. The data demonstrated that XB002 was well-tolerated at multiple dose levels, and a pharmacokinetic analysis confirmed that XB002 was stable with low levels of free payload. We have initiated the cohort-expansion phase of JEWEL-101 for monotherapy XB002, which is designed to further explore two doses of XB002 in individual tumor cohorts, including NSCLC, SCCHN, cervical cancer and ovarian cancer. Additional cohorts being evaluated with a single dose of XB002 include endometrial cancer, pancreatic cancer, esophageal cancer, mCRPC, triple negative breast cancer and hormone-receptor positive breast cancer, as well as a TF-expressing tumor-agnostic cohort. We are continuing to enroll patients in combination dose-escalation cohorts with nivolumab and will explore the combination potential with zanzalintinib. Additional expansion cohorts are planned for evaluating these various combinations as part of our goal to advance XB002 into full development. We intend to evaluate the potential of XB002 as monotherapy and in combination with other therapies across a wide range of tumor types, including indications other than those currently addressed by commercially available TF-targeting therapies. For additional information on JEWEL-101 and our development plans for XB002, see “Business—Exelixis Development Programs—Pipeline Development Programs – Advancing Exelixis’ Future Cancer Therapy Candidates—XB002 Development Program” in Part I, Item 1 of this Annual Report on Form 10-K.
As part of our strategy to access clinical- or near-clinical-stage assets, we executed an exclusive option and license agreement and clinical development collaboration with Sairopa to develop ADU-1805. For more information on this arrangement, see “Business—Collaborations and Business Development Activities—Research Collaborations and In-licensing Arrangements” in Part I, Item 1 of this Annual Report on Form 10-K. ADU-1805 is currently being evaluated in a phase 1 clinical trial to explore its pharmacokinetics, safety, tolerability and preliminary anti-tumor activity in patients with advanced or metastatic refractory solid tumors and includes future plans to investigate the compound’s potential in combination with approved ICIs. For more information on the ADU-1805 development program, see “Business—Exelixis Development Programs—Pipeline Development Programs - Advancing Exelixis’ Future Cancer Therapy Candidates—ADU-1805 Development Program” in Part I, Item 1 of this Annual Report on Form 10-K. In addition to the option deal with Sairopa, some of our active research collaborations for biotherapeutics programs include collaborations with:
•Adagene, which is focused on using Adagene’s SAFEbody technology to develop novel masked ADCs or other innovative biotherapeutics with potential for improved therapeutic index;
•Catalent, which is focused on the discovery and development of multiple ADCs using Catalent’s proprietary SMARTag site-specific bioconjugation technology; and
•Invenra, which is focused on the discovery and development of novel binders and multispecific antibodies for the treatment of cancer.

We have made significant progress under these and other research collaborations and in-licensing arrangements and believe we will continue to do so in 2024 and future years. For example, as a direct result of these arrangements, we are advancing five biotherapeutics development candidates toward potential IND filings in 2024, 2025 and 2026: XB010, XB628, XB371, XB064, and XB033. XB010, our first ADC advanced internally, targets the tumor antigen 5T4 and incorporates an antibody sourced from Invenra and was constructed using Catalent’s SMARTag site-specific bioconjugation platform. XB628 is a bispecific antibody that targets PD-L1 and NKG2A, identified as key regulators of natural killer cell activity, and was discovered, in part, in collaboration with Invenra. XB371 is a next-generation TF-targeting ADC that is differentiated from XB002 by its topoisomerase inhibitor payload, and was discovered, in part, in collaboration with Catalent. XB064 is a high-affinity mAb that targets ILT2, which is associated with resistance to PD-1 pathway inhibitors, with potential to combine broadly with our internal pipeline and approved immunotherapy agents, and was discovered, in part, in collaboration with Invenra. XB033 is an ADC targeting the tumor antigen IL13Ra2, and was discovered, in part, in collaboration with Invenra and Catalent.
For additional information on these specific research collaborations and in-licensing arrangements related to our biotherapeutics programs, see “Business—Collaborations and Business Development Activities—Research Collaborations and In-licensing Arrangements” in Part I, Item 1 of this Annual Report on Form 10-K.
Other Small Molecules
Since its formation in 2000, our drug discovery group has advanced 25 compounds to the IND stage, either independently or with collaboration partners, and today we deploy our drug discovery expertise to advance small molecule programs toward and through preclinical development. These efforts are led by our experienced scientists, including some of the same scientists who led the efforts to discover cabozantinib, cobimetinib and esaxerenone, each of which are now commercially distributed drug products. For example, as discussed above, zanzalintinib, which was discovered at Exelixis, is furthest along and is now being evaluated in phase 3 clinical trials. We are also advancing a small molecule development candidate, XL495, toward a potential IND filing in 2024. XL495 is an inhibitor of PKMYT1 with best-in-class potential to treat solid tumors due to its improved selectivity and pharmacokinetics. In addition, we augment our small molecule discovery activities through research collaborations and in-licensing arrangements with other companies engaged in small molecule discovery. Most recently, in September 2023, we entered into an exclusive global license agreement with Insilico, granting us global rights to develop and commercialize XL309, a potentially best-in-class small molecule inhibitor of USP1, which has emerged as a synthetic lethal target in the context of BRCA-mutated tumors. In April 2023, the FDA cleared the initial IND for XL309 for the treatment of patients with solid tumors. For additional information on our development plans for XL309, see “Business—Exelixis Development Programs—Pipeline Development Programs – Advancing Exelixis’ Future Cancer Therapy Candidates—XL309 Development Program” in Part I, Item 1 of this Annual Report on Form 10-K, and for additional information on our research collaborations and in-licensing arrangements related to our small molecule programs, see “—Collaborations and Business Development Activities—Research Collaborations and In-licensing Arrangements.” We also continue to make progress on multiple lead optimization programs for inhibitors of a variety of targets that we believe play significant roles in tumor growth, and we anticipate that some of these other programs could reach development candidate status in 2024 and beyond.
Future Expansion of our Pipeline
Increasing the number of novel anti-cancer agents in our pipeline is essential to our overall strategy and business goals. We are working to expand our oncology product pipeline through drug discovery efforts, which encompass our diverse biotherapeutics and small molecule programs exploring multiple modalities and mechanisms of action. This approach provides a high degree of flexibility with respect to target selection and allows us to prioritize those targets that we believe have the greatest chance of yielding impactful therapeutics. As part of our strategy, our drug discovery activities have included and continue to include research collaborations, in-licensing arrangements and other strategic transactions that collectively incorporate a wide range of technology platforms and assets and increase our probability of success. As of the date of this Annual Report on Form 10-K, we expect to progress two new development candidates into preclinical development during 2024. We will continue to engage in pipeline expansion initiatives with the goal of acquiring and in-licensing promising investigational oncology assets and then further characterize and develop them utilizing our established preclinical and clinical development infrastructure.

2023 Business Updates and Financial Highlights
During 2023, we continued to execute on our business objectives, generating significant revenues from operations and enabling us to continue to seek to maximize the clinical and commercial potential of our products and expand our product pipeline. Significant business updates and financial highlights for 2023 and subsequent to year-end include:
Business Updates
•In January 2023, the Delaware District Court issued a ruling in the MSN I trial, rejecting MSN’s challenge to U.S. Patent No. 7,759,473, which expires August 14, 2026. The Delaware District Court also ruled that MSN’s proposed ANDA product does not infringe U.S. Patent No. 8,877,776, which expires October 8, 2030, and entered judgment that the effective date of any final FDA approval of MSN’s ANDA shall not be a date earlier than August 14, 2026, the expiration date of U.S. Patent No. 7,759,473. This ruling in MSN I does not address the parties’ claims in MSN II. For a more detailed discussion of the MSN litigation matters, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.
•In February 2023, cabozantinib in patients with forms of RCC was the subject of multiple data presentations at the 2023 ASCO Genitourinary Cancers Symposium.
•In March 2023, Sairopa initiated a phase 1 clinical trial evaluating ADU-1805, a potentially best-in-class monoclonal antibody developed by Sairopa that targets SIRPα, following the FDA’s clearance of Sairopa’s IND filing in February 2023.
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
•In March 2023, we filed a patent lawsuit in the Delaware District Court against Cipla asserting infringement of U.S. Patents No. 8,877,776, 11,091,439, 11,091,440, 11,098,015 and 11,298,349 arising from Cipla’s February 2023 notice letter, which notified us that Cipla filed an ANDA with the FDA requesting approval to market a generic version of CABOMETYX tablets prior to the expiration of the aforementioned patents. For a more detailed discussion of the Cipla litigation matter, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.
•In March 2023, we announced that our Board of Directors had authorized the repurchase of up to $550 million of our common stock, which was completed in 2023.
•In May 2023, Tomas J. Heyman, David E. Johnson and Robert L. Oliver were elected to our Board of Directors at our 2023 Annual Meeting of Stockholders. Mr. Heyman currently serves as the interim Chief Executive Officer of Interlaken Therapeutics, Inc., having previously served for over 35 years at Johnson & Johnson, most recently as President of the venture capital group, Johnson & Johnson Innovation. Mr. Johnson currently serves as the Managing Partner and Chief Investment Officer of Caligan Partners LP. Mr. Oliver currently serves as an Executive Advisor of Cellix Biosciences, Inc. and of Hyalo Technologies, LLC, having previously served in a variety of senior positions at Otsuka America Pharmaceutical, including as President and Chief Executive Officer, and at Wyeth Pharmaceuticals. These new directors filled vacancies on our Board of Directors following the departures of Carl B. Feldbaum, Esq., Vincent T. Marchesi, M.D., Ph.D. and Lance Willsey, M.D. in May 2023.
•In June 2023, cabozantinib was the subject of multiple presentations at the 2023 ASCO Annual Meeting, including three-year quality-of-life follow-up data from CheckMate -9ER and detailed results from CONTACT-03, as well as updated data from the phase 1 study of CBX-12.
•In July 2023, we announced entry into a settlement agreement with Teva. This settlement resolves patent litigation we brought in response to Teva’s ANDA seeking approval to market a generic version of CABOMETYX prior to the expiration of certain of our patents. For a more detailed discussion of this litigation matter involving Teva, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.
•In August 2023, we announced positive results from the phase 3 CONTACT-02 trial evaluating cabozantinib in combination with atezolizumab versus a second NHT in patients with mCRPC and measurable extra-pelvic soft-tissue disease who have progressed after treatment with a prior NHT. The combination met one of the primary endpoints, demonstrating a statistically significant improvement in PFS at the primary analysis. At a prespecified interim analysis for the other primary endpoint of OS, a trend toward improvement of OS was observed; however, the data were immature and did not meet the threshold for statistical significance. Therefore, the trial continues to the next planned OS analysis, anticipated in 2024.

•In August 2023, we appointed Amy Peterson, M.D., as our new Executive Vice President, Product Development & Medical Affairs, and Chief Medical Officer of the Company.
•In August 2023, we announced the early unblinding and halting of The Alliance’s phase 3 CABINET trial due to dramatic improvements in PFS observed at interim analyses and based on local investigator assessment. Detailed findings from CABINET were presented during a Proffered Paper Session at the 2023 ESMO Congress in October 2023. We are discussing these results with the FDA to support a potential regulatory submission in 2024.
•In September 2023, we entered into an exclusive license agreement with Insilico, which grants us global rights to develop and commercialize XL309. We completed the transfer of stewardship of the ongoing phase 1 clinical trial evaluating XL309 from Insilico to us during the fourth quarter of 2023.
•In November 2023, we presented data from the clear cell RCC expansion cohort of STELLAR-001 during the Oral Abstracts session at the 2023 International Kidney Cancer Symposium.
•In December 2023, we announced a clinical trial collaboration with Arcus and the initiation of STELLAR-009, a phase 1b/2 trial evaluating zanzalintinib in combination with AB521 in patients with advanced solid tumors, including clear cell RCC.
•In December 2023, we announced the initiation of STELLAR-305, a global phase 2/3 pivotal trial evaluating zanzalintinib in combination with pembrolizumab versus pembrolizumab as a monotherapy in patients with previously untreated PD-L1-positive recurrent or metastatic SCCHN.
•In December 2023, we hosted our R&D Day: Science & Strategy event in New York City to provide a strategic review of our biotherapeutics and small molecule pipeline.
•In January 2024, we appointed Mary C. Beckerle, Ph.D. and Gail Eckhardt, M.D. to our Board of Directors. Dr. Beckerle currently serves as Chief Executive Officer of the Huntsman Cancer Institute and Distinguished Professor of Biological and Oncological Sciences at the University of Utah. Dr. Eckhardt currently serves as Associate Dean of Experimental Therapeutics at Baylor College of Medicine and Associate Director of Translational Research at the College’s Dan L. Duncan Comprehensive Cancer Center.
•In January 2024, we announced that our Board of Directors had authorized the repurchase of up to $450 million of our common stock before the end of 2024.
•In January 2024, we presented detailed results from CONTACT-02 and four-year follow-up results from CheckMate -9ER at the 2024 ASCO Genitourinary Cancers Symposium.
Financial Highlights
•Net product revenues for 2023 were $1,628.9 million, as compared to $1,401.2 million for 2022.
•Total revenues for 2023 were $1,830.2 million, as compared to $1,611.1 million for 2022.
•Research and development expenses for 2023 were $1,044.1 million, as compared to $891.8 million for 2022.
•Selling, general and administrative expenses for 2023 were $542.7 million, as compared to $459.9 million for 2022.
•Provision for income taxes for 2023 was $49.8 million, as compared to $52.1 million for 2022.
•Net income for 2023 was $207.8 million, or $0.65 per share, basic and diluted, as compared to $182.3 million, or $0.57 per share, basic and $0.56 per share, diluted, for 2022.
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
Achievement of our business objectives will also depend on our ability to maintain a competitive position in the shifting landscape of therapeutic strategies for the treatment of cancer, which we may not be able to do. On an ongoing basis, we assess the constantly evolving landscape of other approved and investigational cancer therapies that could be competitive, or complementary in combination, with our products, and then we adapt our development strategies for the cabozantinib franchise and our pipeline product candidates accordingly, such as by modifying our clinical trials to include evaluation of our therapies with ICIs and other targeted agents. Even if our current and future clinical trials produce positive results sufficient to obtain marketing approval by the FDA and other global regulatory authorities, it is uncertain whether physicians will choose to prescribe regimens containing our products instead of competing products and product combinations in approved indications.
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
Separately, our research and development objectives may be impeded by the challenges of scaling our organization to meet the demands of expanded drug development, unanticipated delays in clinical testing and the inherent risks and uncertainties associated with drug discovery operations, especially on the global level. In connection with efforts to expand our product pipeline, we may be unsuccessful in discovering new potential cancer treatments or identifying appropriate candidates for in-licensing or acquisition.
Some of these challenges and risks are specific to our business, others are common to companies in the biopharmaceutical industry with development and commercial operations, and an additional category are macroeconomic, affecting all companies. For a more detailed discussion of challenges and risks we face, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Results of Operations
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2021 ended December 31, 2021; fiscal year 2022 ended December 30, 2022; fiscal year 2023 ended December 29, 2023; and fiscal year 2024 will end on January 3, 2025. For convenience, references in this report as of and for the fiscal years ended December 30, 2022, and December 29, 2023 are indicated as being as of and for the years ended December 31, 2022 and 2023, respectively. In fiscal year 2024, the annual period and quarterly period ending January 3, 2025 are a 53-week fiscal year and a 14-week fiscal quarter, respectively; all other annual periods presented are 52-week fiscal years.

This discussion and analysis generally addresses 2023 and 2022 items and year-over-year comparisons between 2023 and 2022. Discussions of 2021 items and year-over-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 7, 2023.
Revenues
Revenues by category were as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2023	2022
Net product revenues	$1,628,879	$1,401,243	16%
License revenues	178,635	162,056	10%
Collaboration services revenues	22,694	47,763	-52%
Total revenues	$1,830,208	$1,611,062	14%
Net Product Revenues
Gross product revenues, discounts and allowances, and net product revenues were as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2023	2022
Gross product revenues	$2,272,533	$1,951,169	16%
Discounts and allowances	(643,654)	(549,926)	17%
Net product revenues	$1,628,879	$1,401,243	16%
Net product revenues by product were as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2023	2022
CABOMETYX	$1,614,942	$1,375,909	17%
COMETRIQ	13,937	25,334	-45%
Net product revenues	$1,628,879	$1,401,243	16%
The increase in net product revenues for the year ended December 31, 2023, as compared to 2022, was primarily related to a 9% increase in the number of CABOMETYX units sold as a result of the FDA’s approval of CABOMETYX in combination with nivolumab as a first-line treatment of patients with advanced RCC, and, to a lesser extent, a 7% increase in the average net selling price of CABOMETYX. The increase in sales volume is largely driven by refills due to the longer duration of therapy for this combination and an increase in related market share reflecting the continued evolution of the metastatic RCC, HCC and DTC treatment landscapes.
We project our net product revenues may increase in fiscal year 2024, as compared to 2023, for similar reasons noted above.
We recognize product revenues net of discounts and allowances that are described in “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K. Discounts and allowances as a percentage of gross revenues have generally increased over time as the number of patients participating in government programs has increased and as the discounts given and rebates paid to government payers have also increased. The increase in the amount of discounts and allowances for the year ended December 31, 2023, as compared to 2022, was primarily the result of an increase in the volume of units sold and higher utilization by covered entities in the 340B Drug Pricing Program.

We project our discounts and allowances as a percentage of gross revenues may increase during fiscal year 2024 for similar reasons noted above.
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
See “Note 3. Collaborations and Business Development Activities—Cabozantinib Commercial Collaborations—Performance Obligations and Transaction Prices for our Ipsen and Takeda Collaborations” in the “Notes to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K for a discussion on the allocation of transaction price which impacts the proportion of milestone revenues allocated to license revenues and collaboration services revenues.
Milestone revenues, which are allocated between license revenues and collaboration services revenues, were $15.0 million for the year ended December 31, 2023, as compared to $28.9 million for 2022. Milestone revenues by fiscal year included the following:
•For the year ended December 31, 2023, $10.0 million in revenues was recognized in connection with a commercial milestone of $11.0 million from Takeda upon their achievement of $150.0 million of cumulative net sales of cabozantinib in Japan.
•For the year ended December 31, 2022, $25.8 million in revenues was recognized in connection with two regulatory milestones totaling $27.0 million upon the approval by the EC and Health Canada of cabozantinib as a monotherapy for the treatment of adult patients with locally advanced or metastatic DTC, refractory or not eligible to RAI who have progressed during or after prior systemic therapy.
Due to uncertainties surrounding the timing and achievement of development, regulatory and commercial milestones, it is difficult to predict the timing of future milestones revenues; consequently, milestones may vary significantly from period to period.
Royalty revenues increased primarily as a result of an increase in Ipsen’s net sales of cabozantinib outside of the U.S. and Japan. Ipsen royalties were $135.8 million for the year ended December 31, 2023, as compared to $110.1 million for 2022. Ipsen’s net sales of cabozantinib have continued to grow since the first commercial sale of CABOMETYX in the Ipsen territories in 2016, primarily due to regulatory approvals in new territories, including regulatory approval in the EU for the combination therapy of CABOMETYX and nivolumab received in March 2021. Royalty revenues for the year ended December 31, 2023 also included $12.7 million, as compared to $11.3 million for 2022, related to Takeda’s net sales of cabozantinib, which have continued to grow since their first commercial sale of CABOMETYX in Japan in 2020. As of December 31, 2023, CABOMETYX is approved and commercially available in 69 countries outside of the U.S.
Our share of profits on the U.S. commercialization of COTELLIC under our collaboration agreement with Genentech was $13.0 million for the year ended December 31, 2023, as compared to $7.7 million for 2022. We also earned royalty revenues on ex-U.S. net sales of COTELLIC by Genentech of $3.9 million for the year ended December 31, 2023, as compared to $4.8 million for 2022.
We project our license revenues may remain flat in fiscal year 2024, as compared to 2023, as a result of the anticipated achievement of fewer milestones in 2024, partially offset by an increase in royalty revenues related to an increase in product sales by Ipsen and Takeda.
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
Development cost reimbursements were $35.6 million for the year ended December 31, 2023, as compared to $60.3 million for 2022. The decrease in development cost reimbursements was primarily attributable to decreases in spending on the CONTACT-02, COSMIC-312, COSMIC-311 and COSMIC-021 studies.

Collaboration services revenues were reduced by $19.2 million and $16.2 million for the years ended December 31, 2023 and 2022, respectively, as a result of the 3% royalty we are required to pay on the net sales by Ipsen and Takeda of any product containing cabozantinib. As royalty generating sales of cabozantinib by Ipsen and Takeda have increased as described above, our royalty payments have also increased.
We project our collaboration services revenues may decrease in fiscal year 2024, as compared to 2023, primarily as a result of a decrease in development cost reimbursement revenues and uncertainties regarding the timing and achievement of commercial milestone revenues.
Cost of Goods Sold
The cost of goods sold and our gross margins were as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2023	2022
Cost of goods sold	$72,547	$57,909	25%
Gross margin %	96%	96%
Cost of goods sold is related to our product revenues and consists of a 3% royalty payable on U.S. net sales of any product containing cabozantinib, as well as the cost of inventory sold, indirect labor costs, write-downs related to expiring, excess and obsolete inventory, and other third-party logistics costs. The increase in cost of goods sold for the year ended December 31, 2023, as compared to 2022, was primarily the result of increases in royalties from the increase in U.S. CABOMETYX sales and certain period costs. We project our gross margin in fiscal year 2024 will remain consistent with fiscal year 2023.
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

Research and development expenses by category were as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2023	2022
Development:
Clinical trial costs	$281,338	$253,519	11%
Personnel expenses	167,879	137,831	22%
License and other collaboration costs	80,036	49,500	62%
Consulting and outside services	43,586	35,651	22%
Other development costs	96,401	45,121	114%
Total development	669,240	521,622	28%
Drug discovery:
License and other collaboration costs	92,970	154,412	-40%
Other drug discovery costs	122,115	95,301	28%
Total drug discovery	215,085	249,713	-14%
Stock-based compensation	34,320	45,350	-24%
Other research and development	125,426	75,128	67%
Total research and development expenses	$1,044,071	$891,813	17%
The increase in research and development expenses for the year ended December 31, 2023, as compared to 2022, was primarily related to manufacturing costs to support Exelixis’ development candidates (presented as part of other development costs), personnel expenses, clinical trial costs and other research and development expenses, partially offset by decreases in license and other collaboration costs and stock-based compensation expense. Personnel expenses increased primarily due to an increase in headcount to support our discovery and development organization. Clinical trial costs, which include services performed by third-party contract research organizations and other vendors who support our clinical trials, increased primarily due to higher costs associated with studies evaluating zanzalintinib and XB002, partially offset by decreases in costs associated with cabozantinib studies. Other research and development costs increased primarily related to technology costs, including our investments in digital transformation initiatives to support productivity and efficiency in our organization, and an increase in facility expenses. License and other collaboration costs decreased primarily due to lower upfront payments from new in-licensing collaboration arrangements, partially offset by higher development milestone achievement. Stock-based compensation expense decreased primarily due to higher forfeitures.
In addition to reviewing the three categories of research and development expenses described above, we principally consider qualitative factors in making decisions regarding our research and development programs. These factors include enrollment in clinical trials for our product candidates, preliminary data and final results from clinical trials, the potential market indications and overall clinical and commercial potential for our product candidates, and competitive dynamics. We also make our research and development decisions in the context of our overall business strategy.
We project that clinical trial costs may continue to increase with higher costs associated with various studies evaluating zanzalintinib, XB002 and XL309, partially offset by decreases in costs associated with cabozantinib studies. We continue our development efforts with cabozantinib to maximize the therapeutic and commercial potential of this compound. Notable ongoing company-sponsored cabozantinib studies include: CONTACT-02, for which Roche is sharing the development costs and providing atezolizumab free of charge; and COSMIC-313, for which BMS is providing nivolumab and ipilimumab free of charge.
To continue growing our pipeline, we are prioritizing investment in new molecules that are clinically differentiated with the potential to improve the standard of care for our cancer patients, including current and planned clinical trial programs evaluating zanzalintinib, XB002 and XL309. We are also working to expand our oncology product pipeline through drug discovery efforts, which encompass our diverse biotherapeutics and small molecule programs exploring multiple modalities and mechanisms of action. As part of our strategy, our drug development activities have included and continue to include research collaborations, in-licensing arrangements and other strategic transactions that collectively incorporate a wide range of technology platforms and assets and increase our probability of success. We will continue to engage in pipeline expansion initiatives with the goal of acquiring and in-licensing promising oncology assets and then further characterize and develop them utilizing our established preclinical and clinical development infrastructure.

We project our research and development expenses may decrease in fiscal year 2024, as compared to 2023, primarily driven by decreases in license and collaboration expenses and personnel expenses that result from the implementation of a corporate restructuring plan announced in January 2024 to prioritize the advancement of clinical and near-clinical programs, partially offset by higher manufacturing costs to support development candidates and clinical trial costs, including the current and planned trials evaluating zanzalintinib, XB002 and XL309.
A discussion of the risks and uncertainties with respect to our research and development activities, and the consequences to our business, financial position, and growth prospects can be found in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2023	2022
Selling, general and administrative expenses (1)	$470,680	$397,632	18%
Stock-based compensation	72,025	62,224	16%
Total selling, general and administrative expenses	$542,705	$459,856	18%
____________________
(1)    Excludes stock-based compensation allocated to selling, general and administrative expenses.
Selling, general and administrative expenses consist primarily of personnel expenses, stock-based compensation, marketing costs and certain other administrative costs.
The increase in selling, general and administrative expenses for the year ended December 31, 2023, as compared to 2022, was primarily related to increases in personnel expenses, technology costs, facility expenses, legal and advisory fees related to litigation and the proxy contest, and stock-based compensation expense. Personnel expenses increased primarily due to increases in administrative headcount to support our commercial and research and development organizations. The increases in technology costs include our investments in business technology initiatives, including cybersecurity, to support productivity and efficiency in our organization. The increase in facility expenses was primarily due to the commencement of new leases in 2022 and 2023. Stock-based compensation expense increased primarily due to higher expense associated with the achievement of certain performance conditions for PSUs.
We project our selling, general and administrative expenses may decrease in fiscal year 2024, as compared to 2023, due to decreases in consulting and outside services and legal and advisory fees.
Non-Operating Income
Non-operating income was as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2023	2022
Interest income	$86,543	$33,065	162%
Other income (expense), net	93	(197)	n/a
Non-operating income	$86,636	$32,868	164%
The increase in non-operating income for the year ended December 31, 2023, as compared to 2022, was primarily the result of an increase in interest income due to higher interest rates.

Provision for Income Taxes
The provision for income taxes and the effective tax rates were as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2023	2022
Provision for income taxes	$49,756	$52,070	-4%
Effective tax rate	19.3%	22.2%	-13%
The decrease in provision for income taxes for the year ended December 31, 2023, as compared to 2022, was primarily due to an increase in the generation of federal tax credits and the non-deductible warrant purchase in 2022. The effective tax rate for the year ended December 31, 2023 differed from the U.S. federal statutory rate of 21% primarily due to the generation of federal tax credits, partially offset by non-deductible executive compensation. The effective tax rate for the year ended December 31, 2022 differed from the U.S. federal statutory rate of 21% primarily due to the change in valuation allowance and a non-deductible warrant purchase, partially offset by the generation of federal tax credits. We project that our effective tax rate may be between 20% and 22% in fiscal year 2024.
Impact of Duration of Fiscal Years
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. 2024 will be a 53-week fiscal year as compared to 52-week fiscal years for 2023, 2022 and 2021. Accordingly, the 53-week fiscal year in 2024 may result in a modest increase in revenues and expenses, as compared to 2023, 2022 and 2021.
Liquidity and Capital Resources
As of December 31, 2023, we had $1.7 billion in cash, cash equivalents and investments, as compared to $2.1 billion as of December 31, 2022. We anticipate that the aggregate of our current cash and cash equivalents, short-term investments available for operations, net product revenues and collaboration revenues will enable us to maintain our operations for at least 12 months and thereafter for the foreseeable future.
We project our cash requirements for operating activities may decrease in fiscal year 2024 as compared to 2023, in part due to the implementation of a corporate restructuring plan (the Plan) announced in January 2024 to reduce our workforce and rebalance the Company’s cost structure in alignment with strategic priorities. Our primary cash requirements for operating activities are employee related expenditures; payments related to our development programs; income tax payments; royalty payments on our net product sales; cash payments for inventory; rent payments for our leased facilities; contract manufacturing payments; and restructuring cash payments related to the Plan.
The Tax Cuts and Jobs Act, signed into law on December 22, 2017, modified the tax treatment of research and development expenditures beginning in fiscal year 2022. Research and development expenditures are no longer currently deductible but instead must be amortized ratably over five years for domestic expenditures or 15 years for foreign expenditures. As a result, we generated a higher federal income tax liability in fiscal year 2023, which required higher estimated federal tax payments by the end of 2023. We will realize a reduction of our federal income tax liability in future years as the capitalized research and development expenditures are amortized for tax purposes.
Our primary sources of operating cash are: cash collections from customers related to net product sales, which we project may increase in fiscal year 2024, as compared to 2023; cash collections related to milestones achieved and royalties earned from our commercial collaboration arrangements with Ipsen, Takeda and others; and cash collections for cost reimbursements under certain of our development programs with Ipsen and Takeda, which we project may decrease in fiscal year 2024, as compared to 2023.
The timing of cash generated from commercial collaborations and cash payments required for in-licensing collaborations relative to upfront license fee payments, research funding commitments, cost reimbursements, exercise of option payments and other contingent payments such as development milestone payments may vary from period to period.

We project that we may continue to spend significant amounts of cash to fund the development of product candidates in our pipeline, including zanzalintinib, XB002 and XL309, and the development and commercialization of cabozantinib. In addition, we may continue to expand our oncology product pipeline through additional research collaborations, in-licensing arrangements and other strategic transactions that align with our oncology drug development, regulatory and commercial expertise.
In January 2024, our Board of Directors authorized the repurchase of up to $450.0 million of our common stock before the end of 2024. The timing and amount of any stock repurchases under the stock repurchase program will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of Exelixis’ common stock and general market conditions.
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
Sources and Uses of Cash (dollars in thousands):

	Year Ended December 31,		Percent Change
	2023	2022
Working capital	$923,681	$1,294,403	-29%
Cash, cash equivalents and investments	$1,724,019	$2,066,681	-17%
Working capital: The decrease in working capital as of December 31, 2023, as compared to December 31, 2022, was primarily due to payments for repurchases of common stock, partially offset by the favorable impact to our net current assets resulting from our net income. In the future, our working capital may be impacted by one of these factors or other factors, the amounts and timing of which are variable.
Cash, cash equivalents and investments: Cash and cash equivalents primarily consist of deposits at major banks, money market funds, commercial paper and other securities with original maturities 90 days or less. Investments primarily consist of debt securities available-for-sale. For additional information regarding our cash, cash equivalents and investments, see “Note 4. Cash and Investments,” in our “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K. The decrease in cash, cash equivalents and investments at December 31, 2023, as compared to December 31, 2022, was primarily due to payments for repurchases of common stock, payments to support our development and discovery programs, including acquisition of acquired in-process research and development technology, tax payments and operating cash payments for employee-related expenditures, partially offset by cash inflows generated by our operations from sales of our products and our commercial collaboration arrangements.
Cash flow activities were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$333,324	$362,614
Net cash used in investing activities	$(26,955)	$(524,414)
Net cash provided by (used in) financing activities	$(546,052)	$586
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
Net cash provided by operating activities decreased for the year ended December 31, 2023, as compared to 2022, primarily due to an increase in cash paid for certain operating expenses, higher tax payments and the collection of a $100.0 million milestone payment from Ipsen in 2022, partially offset by an increase in cash received on sales of our products.

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
Net cash used in investing activities decreased for the year ended December 31, 2023, as compared to 2022, primarily due to a decrease in purchases of investments, partially offset by a decrease in cash proceeds from maturities and sales of investments, an increase in purchases of in-process research and development technology related to certain in-licensing collaboration arrangements and an increase in purchases of property and equipment.
Financing Activities
The changes in cash flows from financing activities primarily relate to payments for repurchases of common stock, proceeds from employee stock programs and taxes paid related to net share settlement of equity awards.
Net cash was used in financing activities for the year ended December 31, 2023, as compared to cash provided by financing activities in 2022. During the year ended December 31, 2023, cash used in financing activities was primarily related to payments for repurchases of common stock, which were $550.4 million. During the year ended December 31, 2022 cash provided by financing activities was related to proceeds from employee stock programs that were mostly offset by withholding taxes remitted to the government related to net share settlements of equity awards.
Contractual Obligations
As of December 31, 2023, we anticipate the aggregate of our cash, cash equivalents and short-term investments and cash generated from operations to be sufficient to fund our contractual obligations, as well as cash requirements to support our ongoing operations and capital expenditures. Our contractual obligations as of December 31, 2023 primarily consist of:
Operating leases: We have certain lease agreements related to our corporate campus facilities and laboratory facilities located in California and Pennsylvania, under which we are obligated to make lease payments. As of December 31, 2023, we had $26.3 million of lease payments due in one year and $289.3 million due over the remaining lease term.
Purchase obligations: Purchase obligations include firm purchase commitments related to manufacturing of inventory, software services and other facilities and equipment. As of December 31, 2023, we had $59.7 million total purchase obligations due within one year and $7.4 million due after one year.

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
As of December 31, 2023, we did not have any material off-balance-sheet arrangements, as defined by applicable SEC regulations.

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
We believe our critical accounting policies relating to revenue recognition, clinical trial and collaboration accruals, stock-based compensation and income taxes reflect the more significant estimates and assumptions used in the preparation of our Consolidated Financial Statements.
For a complete description of our significant accounting policies, see “Note 1. Organization and Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” contained in Part II, Item 8 of this Annual Report on Form 10-K.
Revenue Recognition
Net Product Revenues and Discounts and Allowances
We recognize revenues when our customers obtain control of promised goods or services, in an amount that reflects the consideration to which we are entitled to in exchange for those goods or services. We calculate gross product revenues based on the price that we charge to the specialty pharmacies and distributors in the U.S. We estimate our domestic net product revenues by deducting from our gross product revenues: (a) trade allowances, such as discounts for prompt payment; (b) estimated government rebates and chargebacks; (c) certain other fees paid to specialty pharmacies, distributors and commercial payors; and (d) returns. We record estimates for these deductions at the time we recognize the related gross product revenue. However, the actual rebate or chargeback on the sale of our product to a distributor is not invoiced to us until a future period, generally within three months from the date of sale. Due to this time lag, we must estimate the amount of rebates and chargebacks to accrue. We base our estimates for the expected utilization on customer and payer data received from the specialty pharmacies and distributors and historical utilization rates. We update our estimates every quarter to reflect actual claims and other current information. Actual rebates and chargebacks claimed for prior periods have varied from our estimates by less than 1% of the amount deducted from gross product revenues for the years ended December 31, 2023 and 2022. Our current estimates may differ significantly from actual results.
Collaboration Revenues
We enter into collaboration arrangements with third parties, under which we license certain rights to our intellectual property, and account for the arrangements as either license revenue or collaboration services revenue when the counterparty is a customer. The terms of these arrangements may include payments to us for one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; product supply services; development cost reimbursements; profit sharing arrangements; and royalties on net sales of licensed products.

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
Stock-based Compensation
Stock-based compensation expense requires us to estimate the fair value of performance-based restricted stock units (PSUs) and restricted stock units (RSUs) subject to market conditions, and estimate the number of shares subject to PSUs and RSUs with market conditions that will ultimately vest. To determine the fair value, we use models that require a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns and risk-free interest rates. Monte Carlo simulation models are used to determine grant date fair value of awards with market conditions. The assumptions used in calculating the fair value of market conditions awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates and foreign exchange rates. Our investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market risk-sensitive instruments are held for trading purposes.
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

Foreign Exchange Rate Risk
Fluctuations in the exchange rates of the U.S. dollar and foreign currencies may have the effect of increasing or decreasing our revenues and expenses and related financial assets, liabilities and cash flows. Royalty revenues and sales-based milestones we receive from our collaboration agreements with Ipsen, Takeda and Genentech are a percentage of the net sales made by those collaboration partners from sales made in countries outside the U.S. and are denominated in currencies in which the product is sold, which is predominantly the Euro or Japanese Yen. Research and development expenses include clinical trial and other services performed by third-party contract research organizations and other vendors located outside the U.S. that may bill us in currencies where their services are provided, which is predominantly the Euro. If the U.S. dollar strengthens against a foreign currency, then our royalty revenues will decrease for the same number of units sold in that foreign currency and the date we achieve certain sales-based milestones may also be delayed. Similarly, if the U.S. dollar weakens against a foreign currency, then our research and development expenses would increase. However, we believe that we are not subject to material risks arising from changes in foreign exchange rates and that a hypothetical 10% increase or decrease in foreign exchange rates would not have a material adverse impact on our financial condition, results of operations or cash flows. From time to time we have entered into forward foreign currency exchange contracts, that are not designated as hedges for accounting purposes, to hedge certain operational exposures for the changes in foreign currency exchange rates associated with assets or liabilities denominated in foreign currencies, primarily the Euro. Our strategy is to enter into foreign currency forward contracts for currencies in which we have an asset or liability exposure so that increases or decreases in the foreign currency exposure are offset by gains or losses on the foreign currency forward contracts, which mitigate the risks and volatility associated with certain foreign currency transactions. See “Note 5. Fair Value Measurements— Forward Foreign Currency Contracts” for additional information about our foreign currency forward contracts.
Item 8. Financial Statements and Supplementary Data.
EXELIXIS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Exelixis, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Exelixis, Inc. (the Company) as of December 29, 2023 and December 30, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2023, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2023 and December 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 6, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition - product sales and accounts receivable
Description of the Matter	During the year ended December 29, 2023, the Company’s gross product revenues were $2,272.5 million. As discussed in Note 1 of the financial statements, the Company sells its products principally to specialty distributors and specialty pharmacy providers, or collectively, Customers. These Customers subsequently resell the products to health care providers and patients. Revenues from product sales are recognized when control is transferred to the Customer.

Auditing the Company’s product sales was challenging, specifically related to the effort required to audit Customer sales activity to assess whether incentives were provided that resulted in orders in excess of demand and whether any such incentives and transactions were properly evaluated to meet the criteria for revenue recognition. This involved judgmentally assessing factors including market demand, Customer ordering patterns, Customer inventory levels, contractual terms and incentives offered.
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
Our audit procedures over the Company’s product sales included, among others, examination of inventory channel reports for unusual trends or transactions as well as performing analytical procedures to detect and investigate anomalies within the data. Procedures included those to detect sales of short-dated product near year end as well as testing the completeness and accuracy of the underlying data. We tested credit memos issued during the year and after year-end. We also examined the terms and conditions of selected new or amended contracts with Customers and its impact on the Company’s returns reserve. We also confirmed the terms and conditions of contracts directly with a selection of Customers, including whether there are side agreements and terms not formally included in the contract that may impact the Company’s returns reserve. In addition, we obtained written representations from members of the commercial function and the market access group regarding changes to Customer incentives and the completeness of the terms and conditions reported to the legal and accounting departments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

San Mateo, California
February 6, 2024

EXELIXIS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$262,994	$501,195
Short-term investments	732,308	807,273
Trade receivables, net	237,407	214,784
Inventory	17,323	33,299
Prepaid expenses and other current assets	67,926	62,211
Total current assets	1,317,958	1,618,762
Long-term investments	728,717	756,731
Property and equipment, net	128,731	110,624
Deferred tax assets, net	361,145	231,110
Goodwill	63,684	63,684
Right-of-use assets and other	342,122	290,578
Total assets	$2,942,357	$3,071,489
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,768	$32,667
Accrued compensation and benefits	93,325	77,158
Accrued clinical trial liabilities	71,615	65,072
Rebates and fees due to customers	59,619	50,350
Accrued collaboration liabilities	27,533	20,188
Other current liabilities	108,417	78,924
Total current liabilities	394,277	324,359
Long-term portion of operating lease liabilities	189,944	190,170
Other long-term liabilities	94,224	68,533
Total liabilities	678,445	583,062
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000 shares authorized; issued and outstanding: 302,793 and 323,951 at December 31, 2023 and 2022, respectively	303	324
Additional paid-in capital	2,440,710	2,536,849
Accumulated other comprehensive loss	(3,750)	(14,521)
Accumulated deficit	(173,351)	(34,225)
Total stockholders’ equity	2,263,912	2,488,427
Total liabilities and stockholders’ equity	$2,942,357	$3,071,489
The accompanying notes are an integral part of these Consolidated Financial Statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Net product revenues	$1,628,879	$1,401,243	$1,077,256
License revenues	178,635	162,056	249,956
Collaboration services revenues	22,694	47,763	107,758
Total revenues	1,830,208	1,611,062	1,434,970
Operating expenses:
Cost of goods sold	72,547	57,909	52,873
Research and development	1,044,071	891,813	693,716
Selling, general and administrative	542,705	459,856	401,715
Total operating expenses	1,659,323	1,409,578	1,148,304
Income from operations	170,885	201,484	286,666
Interest income	86,543	33,065	7,672
Other income (expense), net	93	(197)	(184)
Income before income taxes	257,521	234,352	294,154
Provision for income taxes	49,756	52,070	63,091
Net income	$207,765	$182,282	$231,063
Net income per share:
Basic	$0.65	$0.57	$0.73
Diluted	$0.65	$0.56	$0.72
Weighted-average common shares outstanding:
Basic	318,151	321,526	314,884
Diluted	321,464	324,556	322,359
The accompanying notes are an integral part of these Consolidated Financial Statements.
EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$207,765	$182,282	$231,063
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale debt securities, net of tax impact of $(3,174), $3,886 and $1,481, respectively	10,771	(13,763)	(5,234)
Comprehensive income	$218,536	$168,519	$225,829
The accompanying notes are an integral part of these Consolidated Financial Statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	311,627	$312	$2,321,895	$4,476	$(447,570)	$1,879,113
Net income	—	—	—	—	231,063	231,063
Other comprehensive loss	—	—	—	(5,234)	—	(5,234)
Issuance of common stock under equity incentive and stock purchase plans	7,215	7	24,360	—	—	24,367
Stock transactions associated with taxes withheld on equity awards	—	—	(39,142)	—	—	(39,142)
Stock-based compensation	—	—	120,448	—	—	120,448
Balance at December 31, 2021	318,842	319	2,427,561	(758)	(216,507)	2,210,615
Net income	—	—	—	—	182,282	182,282
Other comprehensive loss	—	—	—	(13,763)	—	(13,763)
Issuance of common stock under equity incentive and stock purchase plans	5,109	5	23,976	—	—	23,981
Stock transactions associated with taxes withheld on equity awards	—	—	(23,344)	—	—	(23,344)
Stock-based compensation	—	—	108,656	—	—	108,656
Balance at December 31, 2022	323,951	324	2,536,849	(14,521)	(34,225)	2,488,427
Net income	—	—	—	—	207,765	207,765
Other comprehensive income	—	—	—	10,771		10,771
Issuance of common stock under equity incentive and stock purchase plans	5,072	5	33,489	—	—	33,494
Stock transactions associated with taxes withheld on equity awards	—	—	(29,083)	—	—	(29,083)
Repurchase of common stock	(26,230)	(26)	(207,953)		(346,891)	(554,870)
Stock-based compensation	—	—	107,408	—	—	107,408
Balance at December 31, 2023	302,793	$303	$2,440,710	$(3,750)	$(173,351)	$2,263,912
The accompanying notes are an integral part of these Consolidated Financial Statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$207,765	$182,282	$231,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,717	20,875	13,630
Stock-based compensation	106,345	107,574	119,820
Non-cash lease expense	28,976	18,315	5,332
Deferred taxes	(133,209)	(60,358)	46,529
Acquired in-process research and development technology	128,500	107,250	14,000
Other, net	(16,797)	(525)	9,443
Changes in operating assets and liabilities:
Trade receivables, net	(22,623)	66,849	(122,324)
Inventory	(12,977)	(11,683)	(13,209)
Prepaid expenses and other assets	(29,824)	(28,259)	(39,875)
Deferred revenue	(3,140)	(2,483)	11,008
Accrued collaboration liabilities	1,345	(63,065)	70,297
Accounts payable and other liabilities	53,246	25,842	55,090
Net cash provided by operating activities	333,324	362,614	400,804
Cash flows from investing activities:
Purchases of property, equipment and other	(40,469)	(27,706)	(54,225)
Acquired in-process research and development technology	(122,500)	(110,750)	(10,000)
Purchases of investments	(902,468)	(1,450,716)	(1,357,168)
Proceeds from maturities and sales of investments	1,038,482	1,064,758	1,378,509
Net cash used in investing activities	(26,955)	(524,414)	(42,884)
Cash flows from financing activities:
Payments for repurchases of common stock	(550,378)	—	—
Proceeds from issuance of common stock under equity incentive and stock purchase plans	33,448	23,886	24,307
Taxes paid related to net share settlement of equity awards	(29,122)	(23,300)	(39,108)
Net cash provided by (used in) financing activities	(546,052)	586	(14,801)
Net increase (decrease) in cash and cash equivalents	(239,683)	(161,214)	343,119
Cash and cash equivalents at beginning of period	502,677	663,891	320,772
Cash and cash equivalents at end of period	$262,994	$502,677	$663,891
Supplemental cash flow disclosures:
Cash paid for taxes	$185,658	$127,870	$12,960
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$16,623	$155,935	$4,893

The accompanying notes are an integral part of these Consolidated Financial Statements.

EXELIXIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (Exelixis, we, our or us) is an oncology company innovating next-generation medicines and combination regimens at the forefront of cancer care. Through the commitment of our drug discovery, development and commercialization resources, we have produced four marketed pharmaceutical products, two of which are formulations of our flagship molecule, cabozantinib. We continue to evolve our product portfolio, leveraging our investments, expertise and strategic partnerships, to target an expanding range of tumor types and indications with our clinically differentiated pipeline of small molecules and biotherapeutics, including antibody-drug conjugates (ADCs).
Sales related to cabozantinib account for the majority of our revenues. Cabozantinib is an inhibitor of multiple tyrosine kinases including MET, AXL, VEGF receptors and RET and has been approved by the U.S. Food and Drug Administration (FDA) and in other countries: as CABOMETYX® (cabozantinib) tablets for advanced renal cell carcinoma (RCC) (both alone and in combination with Bristol-Myers Squibb Company’s (BMS) nivolumab), for previously treated hepatocellular carcinoma (HCC) and for previously treated, radioactive iodine (RAI)-refractory differentiated thyroid cancer (DTC); and as COMETRIQ® (cabozantinib) capsules for progressive, metastatic medullary thyroid cancer. For physicians treating these types of cancer, cabozantinib has become or is becoming an important medicine in their selection of effective therapies.
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
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2023, which was a 52-week fiscal year, ended December 29, 2023, fiscal year 2022, which was a 52-week fiscal year, ended on December 30, 2022 and fiscal year 2021, which was a 52-week fiscal year, ended December 31, 2021. For convenience, references in this report as of and for the fiscal years ended December 29, 2023 and December 30, 2022 are indicated as being as of and for the years ended December 31, 2023 and 2022, respectively.
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
Recently Adopted Accounting Pronouncements
There were no new accounting pronouncements adopted by us since our filing of the Annual Report on Form 10-K for the year ended December 31, 2022, which could have a significant effect on our Consolidated Financial Statements.
Cash, Cash Equivalents and Investments
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
Investment Impairment
Quarterly, we assess each of our investments in available-for-sale debt securities whose fair value is below its cost basis to determine if the investment’s impairment is due to credit-related factors or noncredit-related factors. Factors considered in determining whether an impairment is credit-related include the extent to which the investment’s fair value is less than its cost basis, declines in published credit ratings, issuer default on interest or principal payments, and declines in the financial condition and near-term prospects of the issuer. If we determine a credit-related impairment exists, we will measure the credit loss based on a discounted cash flows model. Credit-related impairments on available-for-sale debt securities are recognized as an allowance for credit losses with a corresponding adjustment to other income (expense), net in the accompanying Consolidated Statements of Income. The portion of the impairment that is not credit-related is recorded as a reduction of other comprehensive income (loss), net of applicable taxes.
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

Foreign Currency Remeasurement
Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured using exchange rates in effect at the end of the period and related gains or losses are recorded in other income (expense), net in the accompanying Consolidated Statements of Income. Net foreign currency gains or losses were immaterial for the years ended December 31, 2023, 2022 and 2021, respectively.
Accounts Receivable
Trade receivables, net, contain amounts billed to our customers for product sales, and amounts billed to our collaboration partners for development, regulatory and sales-based milestone payments, royalties on the sale of licensed products, profit-sharing arrangements, development cost reimbursements, and payments for product supply services. Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S., and collaboration partners that are located in Europe and Japan. We record trade receivables net of allowances for credit losses and chargebacks, and cash discounts for prompt payment. We apply an aging method to estimate credit losses and consider our historical loss information, adjusted to account for current economic conditions, and reasonable and supportable forecasts of future economic conditions affecting our customers. We write off trade receivables and related allowances for credit losses when it becomes probable we will not collect the amount receivable. Write-offs for the years ended December 31, 2023 and December 31, 2022 were immaterial.
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
Property and Equipment
We record property and equipment at cost, net of depreciation. We compute depreciation using the straight-line method based on estimated useful lives of the assets and depreciate leasehold improvements over the lesser of their estimated useful lives or the remainder of the lease term. We charge repairs and maintenance costs to expense as incurred. We periodically review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We did not recognize any material impairment charges in any of the periods presented.
Goodwill
We record goodwill amounts as the excess of purchase price over identifiable net assets acquired based on their estimated fair value. We review the carrying amount of goodwill for impairment annually and whenever events or changes in circumstance indicate that the carrying value may not be recoverable. We perform our annual assessment of the recoverability of our goodwill as of the first day of our fourth quarter. The assessment of recoverability may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. We perform a quantitative assessment if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded for the amount by which the carrying amount of a reporting unit exceeds its fair value, limited to the goodwill balance. We operate in one business segment, which is also considered to be our sole reporting unit and therefore, goodwill is tested for impairment at the enterprise level. We did not recognize any impairment charges in any of the periods presented.

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
Revenue
We account for revenues under the guidance of Topic 606, Revenues from Contracts with Customers (Topic 606). Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration to which the entity is entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of Topic 606, we perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.
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
Product Sales Discounts and Allowances
We record revenues from product sales at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established primarily from discounts, chargebacks, rebates, co-pay assistance, returns and other allowances that are offered within contracts between us and our Customers, health care providers, payors and other indirect customers relating to the sales of our products. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than a Customer). Where appropriate, these estimates take into consideration a range of possible outcomes for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted Customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of our contracts. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenues and earnings in the period such variances become known.
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
Allowances for rebates also include amounts related to the Medicare Part D Coverage Gap Discount Program. Our estimates for expected Medicare Part D coverage gap amounts are based on Customer and payer data received from specialty pharmacies and distributors and historical utilization rates. The coverage gap is invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s shipments to Customers, plus an accrual balance for prior quarters’ unpaid claims. If invoiced amounts vary from estimates, we may need to adjust our accruals, which would affect net product revenues in the period of adjustment.
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
Collaboration Revenues
We assess whether our collaboration agreements are subject to Topic 808, Collaborative Arrangements (Topic 808), based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. To the extent that the arrangement falls within the scope of Topic 808, we apply by analogy the unit of account guidance under Topic 606 to identify distinct performance obligations, and then determine whether a customer relationship exists for each distinct performance obligation. If we determine a performance obligation within the arrangement is with a customer, we apply the guidance in Topic 606. If a portion of a distinct bundle of goods or services within an arrangement is not with a customer, then the unit of account is not within the scope of Topic 606, and the recognition and measurement of that unit of account shall be based on analogy to authoritative accounting literature or, if there is no appropriate analogy, a reasonable, rational, and consistently applied accounting policy election.
We enter into collaboration arrangements, under which we license certain rights to our intellectual property to third parties. The terms of these arrangements may include payments to us for one or more of the following: nonrefundable up-front license fees; development, regulatory and sales-based milestone payments; product supply services; development cost reimbursements; profit-sharing arrangements; and royalties on net sales of licensed products. As part of the accounting for these arrangements, we develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. These key assumptions may include forecasted revenues, clinical development timelines and costs, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.
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
Cost of Goods Sold
Cost of goods sold is related to our product revenues and consists primarily of a 3% royalty we are required to pay on all net sales of any product containing cabozantinib, the cost of manufacturing, indirect labor costs, write-downs related to expiring and excess inventory, shipping and other third-party logistics and distribution costs for our product.
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
Leases
We determine if an arrangement includes a lease at the inception of the agreement. For each of our lease arrangements, we record a right-of-use asset representing our right to use an underlying asset for the lease term and a lease liability representing our obligation to make lease payments. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the net present value of lease payments over the lease term. In determining the discount rate used to calculate the net present value of lease payments, we use our incremental borrowing rate based on the information available at the lease commencement date. Our leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that we will exercise any such options. Lease expense for our operating leases is recognized on a straight-line basis over the lease term. We have elected not to apply the recognition requirements of Topic 842, Leases, for short-term leases.
Advertising
Advertising expenses were $40.0 million, $41.6 million and $31.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses are recorded in selling, general and administrative expenses.
Stock-Based Compensation
We account for stock-based payments to employees, including grants of service-based restricted stock units (RSUs), performance-based restricted stock units (PSUs), service-based stock options and purchases under our 2000 Employee Stock Purchase Plan (ESPP) in accordance with Topic 718, Compensation-Stock Compensation, which requires that stock-based payments (to the extent they are compensatory) be recognized in our Consolidated Statements of Income based on their fair values. We account for forfeitures of stock-based awards as they occur. The expense for stock-based compensation is based on the grant date fair value of the award. The grant date fair value of RSUs and PSUs are estimated as the value of the underlying shares of our common stock. The grant date fair values are estimated using a Monte Carlo simulation pricing model for certain PSUs and RSUs with market vesting conditions and a Black-Scholes Merton option pricing model for stock options. Both pricing models require the input of subjective assumptions. These variables include, but are not limited to, the expected volatility of our stock price and the expected term of the awards. We consider both implied and historical volatility when developing an estimate of expected volatility. We estimate the term using historical data. We recognize compensation expense over the requisite service period on an accelerated basis for awards with a market or performance condition and on a straight-line basis for service-based stock options and awards. Compensation expense related to PSUs is recognized when we determine that it is probable that the performance goals will be achieved, which we assess on a quarterly basis. Compensation expense related to RSUs with market vesting conditions is recognized regardless of the outcome of the market conditions.
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

We entered into an agreement with Cybrexa Therapeutics, LLC (Cybrexa) in November 2022 where we acquired a warrant entitling us to the right to acquire the Cybrexa affiliate that controls CBX-12 and related assets. We have determined our arrangement with Cybrexa constitutes a variable interest in the Cybrexa affiliate that controls CBX-12 and related assets, and that the Cybrexa affiliate is a VIE; however, we are not the primary beneficiary of the Cybrexa affiliate as we do not control the activities that are most significant to the Cybrexa affiliate.
Provision for Income Taxes
Our provision for income taxes is computed under the asset and liability method. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (temporary differences) at enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is established for deferred tax assets for which it is more likely than not that some portion or all of the deferred tax assets, including net operating losses and tax credits, will not be realized. We periodically re-assess the need for a valuation allowance against our deferred tax assets based on various factors including our historical earnings experience by taxing jurisdiction, and forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration. Significant judgment is required in making this assessment and, to the extent that a reversal of any portion of our valuation allowance against our deferred tax assets is deemed appropriate, a tax benefit will be recognized against our provision for income taxes in the period of such reversal. Based on our evaluation of various factors, including our achievement of a cumulative three-year income position as of December 31, 2023 and forecasts of future operating results, we do not have a valuation allowance against our deferred tax assets as described in “Note 9. Provision For Income Taxes”, below. We continue to maintain a valuation allowance against our California state deferred tax assets.
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in our annual and interim consolidated financial statements. ASU 2023-07 is effective for us in our annual reporting for fiscal 2024 and for interim period reporting beginning in fiscal 2025 on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of ASU 2023-07 on our Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the disclosures required for income taxes in our annual consolidated financial statements. ASU 2023-09 is effective for us in our annual reporting for fiscal 2025 on a prospective basis. Early adoption and retrospective reporting are permitted. We are currently evaluating the impact of ASU 2023-09 on our Consolidated Financial Statements.

NOTE 2. REVENUES
Revenues consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Product revenues:
Gross product revenues	$2,272,533	$1,951,169	$1,452,913
Discounts and allowances	(643,654)	(549,926)	(375,657)
Net product revenues	1,628,879	1,401,243	1,077,256
Collaboration revenues:
License revenues	178,635	162,056	249,956
Collaboration services revenues	22,694	47,763	107,758
Total collaboration revenues	201,329	209,819	357,714
Total revenues	$1,830,208	$1,611,062	$1,434,970
Net product revenues and license revenues are recorded in accordance with Topic 606. License revenues include the recognition of the portion of milestone payments allocated to the transfer of intellectual property licenses for which it had become probable in the current period that the milestone would be achieved and a significant reversal of revenues would not occur, as well as royalty revenues and our share of profits under our collaboration agreement with Genentech. Collaboration services revenues were recorded in accordance with Topic 808. Collaboration services revenues include the recognition of deferred revenues for the portion of upfront and milestone payments allocated to our research and development services performance obligations, development cost reimbursements earned under our collaboration agreements, product supply revenues, net of product supply costs and the royalties we paid on sales of products containing cabozantinib by our collaboration partners.
Net product revenues by product were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
CABOMETYX	$1,614,942	$1,375,909	$1,054,050
COMETRIQ	13,937	25,334	23,206
Net product revenues	$1,628,879	$1,401,243	$1,077,256
The percentage of total revenues by customer who individually accounted for 10% or more of our total revenues were as follows:

	Year Ended December 31,
	2023	2022	2021
Affiliates of AmerisourceBergen Corporation	17%	18%	14%
Affiliates of McKesson Corporation	17%	17%	14%
Affiliates of CVS Health Corporation	17%	17%	14%
Accredo Health, Incorporated	12%	10%	9%
Affiliates of Optum Specialty Pharmacy	10%	10%	8%
Ipsen Pharma SAS	8%	10%	21%

The percentage of trade receivables by customer who individually accounted for 10% or more of our trade receivables were as follows:

	December 31,
	2023	2022
Affiliates of McKesson Corporation	21%	22%
Affiliates of CVS Health Corporation	20%	18%
Ipsen Pharma SAS	19%	20%
Affiliates of AmerisourceBergen Corporation	17%	18%
Cardinal Health, Inc.	11%	11%
Total revenues by geographic region were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S.	$1,645,749	$1,413,743	$1,089,396
Europe	144,969	168,592	302,073
Japan	39,490	28,727	43,501
Total revenues	$1,830,208	$1,611,062	$1,434,970
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
Product Sales Discounts and Allowances
The activities and ending reserve balances for each significant category of discounts and allowances (which constitute variable consideration) were as follows (in thousands):

	Chargebacks, Discounts for Prompt Payment and Other	Other Customer Credits/Fees and Co-pay Assistance	Rebates	Total
Balance at December 31, 2021	$14,625	$8,875	$24,825	$48,325
Provision related to sales made in:
Current period	355,865	50,312	143,516	549,693
Prior periods	611	(169)	(209)	233
Payments and customer credits issued	(344,220)	(44,094)	(132,706)	(521,020)
Balance at December 31, 2022	26,881	14,924	35,426	77,231
Provision related to sales made in:
Current period	419,975	56,349	170,788	647,112
Prior periods	295	(1,222)	(2,531)	(3,458)
Payments and customer credits issued	(421,930)	(50,330)	(163,785)	(636,045)
Balance at December 31, 2023	$25,221	$19,721	$39,898	$84,840
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
Contract assets and liabilities were as follows (in thousands):

	December 31,
	2023	2022
Contract assets(1)	$1,321	$1,659

Contract liabilities:
Current portion(2)	$5,406	$7,488
Long-term portion(3)	5,524	6,582
Total contract liabilities	$10,930	$14,070
____________________
(1)    Presented in other long-term assets in the accompanying Consolidated Balance Sheets.
(2)    Presented in other current liabilities in the accompanying Consolidated Balance Sheets.
(3)    Presented in other long-term liabilities in the accompanying Consolidated Balance Sheets.
During the years ended December 31, 2023, 2022 and 2021, we recognized $6.9 million, $8.1 million and $8.5 million, respectively, in revenues that were included in the beginning deferred revenues balance for those years.
During the years ended December 31, 2023, 2022 and 2021, we recognized $179.7 million, $161.6 million and $148.7 million, respectively, in revenues for performance obligations satisfied in previous periods. Such revenues were primarily related to milestone and royalty payments allocated to our license performance obligations for our collaborations with Ipsen, Takeda, Daiichi Sankyo and Genentech.
As of December 31, 2023, $57.8 million of the combined transaction prices for our Ipsen and Takeda collaborations were allocated to performance obligations that had not yet been satisfied. See “Note 3. Collaboration Agreements— Cabozantinib Collaborations —Performance Obligations and Transaction Prices for our Ipsen and Takeda Collaborations” for additional information about the expected timing to satisfy these performance obligations.
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
Under these collaborations, we are generally entitled to receive milestone and royalty payments, and for certain collaborations, to receive payments for product supply services, development cost reimbursements, and/or profit-sharing payments. See “Note 2. Revenues” for additional information on revenues recognized under our collaboration agreements during the years ended December 31, 2023, 2022 and 2021.

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
During 2021, Ipsen opted into and is now co-funding the development costs for COSMIC-311, our phase 3 pivotal trial evaluating cabozantinib versus placebo in patients with RAI-refractory DTC who have progressed after up to two VEGF receptor-targeted therapies. Under the collaboration agreement, Ipsen is obligated to reimburse us for their share of COSMIC-311 global development costs, as well as an additional payment calculated as a percentage of such costs, triggered by the timing of the exercise of its option. We determined that the decision to opt in and co-fund the development costs for COSMIC-311 represented a contract modification for additional distinct services at their standalone selling price and therefore was treated as a separate contract under Topic 606. Accordingly, collaboration services revenues for the year ended December 31, 2021, includes a cumulative catch-up of $43.2 million for Ipsen’s share of global development costs incurred since the beginning of the study and through the opt-in date.
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
Consideration under the Collaboration
In consideration for the exclusive license and other rights contained in the collaboration agreement, including commercialization rights in Canada, we received aggregate upfront payments of $210.0 million from Ipsen in 2016. As of December 31, 2023, we have achieved aggregate milestones of $489.5 million related to regulatory, development and sales-based threshold by Ipsen since the inception of the collaboration agreement, including $27.0 million and $112.5 million in milestones achieved during the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2023, we are eligible to receive additional regulatory and development milestone payments from Ipsen totaling an aggregate of $19.5 million, as well as sales-based milestones, including milestone payments earned for the first commercial sale of a product, of up to $350.0 million and CAD$26.5 million. We excluded these milestones from the transaction price as of December 31, 2023 because we determined such payments to be fully constrained under Topic 606 due to the fact that it was not probable that a significant reversal of cumulative revenue would not occur, given the inherent uncertainty of success with these milestones. We will adjust the constraint applied to the variable consideration at each reporting period as uncertain events are resolved or other changes in circumstances occur. See “—Performance Obligations and Transaction Prices for our Ipsen and Takeda Collaborations”, below, for additional information related to the revenue recognition for this collaboration.

We also receive royalty revenues on the net sales of cabozantinib by Ipsen outside of the U.S. and Japan. During the year ended December 31, 2023 and going forward, we are entitled to receive a tiered royalty of 22% to 26% on annual net sales, with separate tiers for Canada; these royalty tiers reset each calendar year.
Any variable consideration related to royalties and sales-based milestones will be recognized when the related sales occur as these amounts have been determined to relate to the relevant transferred license and therefore are recognized as the related sales occur.
We are required to pay a 3% royalty on all net sales of any product containing cabozantinib, including net sales by Ipsen.
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
Revenues from the Collaboration
Revenues under the collaboration agreement with Ipsen were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
License revenues	$135,818	$133,732	$207,982
Collaboration services revenues	9,151	34,860	94,091
Total collaboration revenues	$144,969	$168,592	$302,073
As of December 31, 2023, $30.0 million of the transaction price was allocated to our research and development services performance obligation that has not yet been satisfied.
Takeda Collaboration
Description of the Collaboration
In January 2017, we entered into a collaboration and license agreement with Takeda, which was subsequently amended, to, among other things, modify the amount of reimbursements we receive, for costs associated with our required pharmacovigilance activities and milestones we are eligible to receive, as well as modify certain cost-sharing obligations related to the Japan-specific development costs associated with CONTACT-01 and CONTACT-02.
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
Consideration under the Collaboration
In consideration for the exclusive license and other rights contained in the collaboration agreement, we received an upfront payment of $50.0 million from Takeda in 2017. As of December 31, 2023, we have also achieved regulatory, development and commercial milestones in the aggregate of $138.0 million since the inception of the collaboration agreement, including $11.0 million and $35.0 million in milestones achieved during the years ended December 31, 2023 and 2021, respectively.
Under the collaboration agreement, as amended in 2021, we are eligible to receive additional regulatory and development milestone payments, without contractual limit, for additional potential future indications. We are further eligible to receive commercial milestones, including milestone payments earned for the first commercial sale of a product, of $108.0 million. We excluded these milestones from the transaction price as of December 31, 2023 because we determined such payments to be fully constrained under Topic 606 due to the fact that it was not probable that a significant reversal of cumulative revenue would not occur, given the inherent uncertainty of success with these milestones. We will adjust the constraint applied to the variable consideration at each reporting period as uncertain events are resolved or other changes in circumstances occur.
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
We are required to pay a 3% royalty on all net sales of any product containing cabozantinib, including net sales by Takeda.
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
Revenues from the Collaboration
Revenues under the collaboration agreement with Takeda were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
License revenues	$20,671	$11,335	$26,058
Collaboration services revenues	13,543	12,903	13,667
Total collaboration revenues	$34,214	$24,238	$39,725

During the year ended December 31, 2023, we recognized $10.0 million in revenues in connection with a commercial milestone of $11.0 million from Takeda upon their achievement of $150.0 million of cumulative net sales of cabozantinib in Japan.
As of December 31, 2023, $27.8 million of the transaction price was allocated to our research and development services performance obligations that have not yet been satisfied.
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
We adjust the constraint applied to the variable consideration for the collaboration agreements in each reporting period as uncertain events are resolved or other changes in circumstances occur and we allocate those changes in the transaction price between our performance obligations. During the years ended December 31, 2023, 2022 and 2021, the transaction price of the Ipsen and Takeda collaboration agreements increased as a result of the achievement of various milestones, and the reimbursements of research and development services related to committed and opt-in studies. We further updated the transaction price based upon the actual research and development services performed during the period and changes in our estimated reimbursements for our future research and development services. The portion of the increase in transaction price that was allocated to the previously satisfied performance obligations for the transfer of an intellectual property license was recognized during the period and the portion allocated to research and development services will be recognized in future periods as those services are delivered through early 2030. As of December 31, 2023, variable consideration related to the remaining unearned regulatory and development milestones for both agreements remained constrained due to the fact that it was not probable that a significant reversal of cumulative revenue would not occur.
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
Royalty Pharma
In October 2002, we established a product development and commercialization collaboration agreement with GlaxoSmithKline (GSK), that required us to pay a 3% royalty to GSK on the worldwide net sales of any product containing cabozantinib sold by us and our collaboration partners. Effective January 1, 2021, Royalty Pharma plc (Royalty Pharma) acquired from GSK all rights, title and interest in royalties on net product sales containing cabozantinib for non-U.S. markets for the full term of the royalty and for the U.S. market through September 2026, after which time U.S. royalties will revert back to GSK. Royalty fees earned by Royalty Pharma in connection with our sales of cabozantinib are included in cost of goods sold and as a reduction of collaboration services revenues for sales by our collaboration partners. Such royalty fees earned by Royalty Pharma were $68.0 million, $58.2 million and $46.6 million during the years ended December 31, 2023, 2022 and 2021, respectively.
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
During the years ended December 31, 2023, 2022 and 2021, we recognized $16.9 million, $12.5 million and $12.1 million, in revenues from profits and losses on U.S commercialization and royalties on ex-U.S. sales under the collaboration agreement with Genentech and are included within license revenues on our Consolidated Statements of Income.
Research Collaborations, In-Licensing Arrangements and Other Business Development Activities
We enter into collaborative arrangements with other pharmaceutical or biotechnology companies to develop and commercialize oncology assets or other intellectual property. Our research collaborations and in-licensing arrangements are intended to enhance our early-stage pipeline and expand our ability to discover, develop and commercialize novel therapies with the goal of providing new treatment options for cancer patients and their physicians. Our research collaborations, in-licensing arrangements and other strategic transactions generally include upfront payments for the purchase or in-licensing of intellectual property, development, regulatory and commercial milestone payments and royalty payments, in each case contingent upon the occurrence of certain future events linked to the success of the asset in development. Certain of our research collaborations provide us exclusive options that give us the right to license programs or acquire the intellectual property developed under the research collaborations for further discovery and development. When we decide to exercise the options, we are required to pay an exercise fee and then assume the responsibilities for all subsequent development, manufacturing and commercialization.
In September 2023, we entered into an exclusive global license agreement with Insilico Medicine US Inc. and its parent company, Insilico Medicine Hong Kong Limited, along with certain other affiliated entities (individually and collectively referred to as Insilico). Under the terms of the agreement, we made an upfront payment of $80.0 million to obtain an exclusive, worldwide license to develop and commercialize XL309 (formerly ISM3091) and other USP1-targeting compounds, which was recognized as research and development expenses as noted above given the intellectual property has not yet achieved technological feasibility. Insilico is eligible to receive up to $100.0 million upon achievement of potential future development milestones and up to $775.0 million upon achievement of commercial milestones, as well as tiered royalties on future net sales of products.

During the years ended December 31, 2023, 2022 and 2021, we recognized $173.0 million, $203.9 million and $176.1 million, respectively, within research and development expenses on the Consolidated Statements of Income, primarily related to upfront payments for the purchase or in-licensing of intellectual property, research and development funding and development milestone payments related to costs of intellectual property that have not yet reached technological feasibility and other fees.
As of December 31, 2023, in conjunction with these collaborative in-licensing arrangements and asset purchase agreements, we are subject to potential future development milestone payments of up to $774.1 million, regulatory milestone payments of up to $615.5 million and commercial milestone payments of up to $3,893.2 million, each in the aggregate per product or target, as well as royalties on future net sales of products.
NOTE 4. CASH AND INVESTMENTS
Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments consisted of the following (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$214,016	$—	$—	$214,016
Corporate bonds	870,870	1,652	(4,277)	868,245
U.S. Treasury and government-sponsored enterprises	409,157	414	(2,250)	407,321
Municipal bonds	7,880	10	(49)	7,841
Total debt securities available-for-sale	1,501,923	2,076	(6,576)	1,497,423
Money market funds	154,287	—	—	154,287
Certificates of deposit	72,309	—	—	72,309
Total cash, cash equivalents and investments	$1,728,519	$2,076	$(6,576)	$1,724,019

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$722,018	$—	$—	$722,018
Corporate bonds	810,439	541	(13,132)	797,848
U.S. Treasury and government-sponsored enterprises	338,218	48	(5,679)	332,587
Municipal bonds	16,385	—	(223)	16,162
Total debt securities available-for-sale	1,887,060	589	(19,034)	1,868,615
Cash	41	—	—	41
Money market funds	94,344	—	—	94,344
Certificates of deposit	103,681	—	—	103,681
Total cash, cash equivalents and investments	$2,085,126	$589	$(19,034)	$2,066,681
As of December 31, 2023, there are no restrictions on cash, cash equivalents or investments. As of December 31, 2022, $1.5 million in certificates of deposit were used to collateralize letters of credit agreements and were classified as other long-term assets based upon the remaining term of the underlying restriction.
Interest receivable was $13.1 million and $7.3 million as of December 31, 2023 and 2022, respectively, and is included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

Realized gains and losses on the sales of investments were immaterial during the years ended December 31, 2023, 2022 and 2021.
We manage credit risk associated with our investment portfolio through our investment policy, which limits purchases to high-quality issuers and the amount of our portfolio that can be invested in a single issuer. The fair value and gross unrealized losses on debt securities available-for-sale in an unrealized loss position were as follows (in thousands):

	December 31, 2023
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$255,958	$(847)	$281,837	$(3,430)	$537,795	$(4,277)
U.S. Treasury and government-sponsored enterprises	163,339	(406)	155,452	(1,844)	318,791	(2,250)
Municipal bonds	—	—	5,951	(49)	5,951	(49)
Total	$419,297	$(1,253)	$443,240	$(5,323)	$862,537	$(6,576)

	December 31, 2022
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$485,685	$(7,261)	$221,026	$(5,871)	$706,711	$(13,132)
U.S. Treasury and government-sponsored enterprises	298,414	(5,575)	9,893	(104)	308,307	(5,679)
Municipal bonds	9,091	(134)	6,701	(89)	15,792	(223)
Total	$793,190	$(12,970)	$237,620	$(6,064)	$1,030,810	$(19,034)
There were 230 and 285 debt securities available-for-sale in an unrealized loss position as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, we did not record an allowance for credit losses or other impairment charges on our investment securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk, but were primarily associated with changes in interest rates and market liquidity. Based on the scheduled maturities of our investments, we determined that it was more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The fair values of debt securities available-for-sale by contractual maturity were as follows (in thousands):

	December 31,
	2023	2022
Maturing in one year or less	$768,706	$1,114,884
Maturing after one year through five years	728,717	753,731
Total debt securities available-for-sale	$1,497,423	$1,868,615
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
The classifications within the fair value hierarchy of our financial assets that were measured and recorded at fair value on a recurring basis were as follows (in thousands):

	December 31, 2023
	Level 1	Level 2	Total
Commercial paper	$—	$214,016	$214,016
Corporate bonds	—	868,245	868,245
U.S. Treasury and government-sponsored enterprises	—	407,321	407,321
Municipal bonds	—	7,841	7,841
Total debt securities available-for-sale	—	1,497,423	1,497,423
Money market funds	154,287	—	154,287
Certificates of deposit	—	72,309	72,309
Total financial assets carried at fair value	$154,287	$1,569,732	$1,724,019

	December 31, 2022
	Level 1	Level 2	Total
Commercial paper	$—	$722,018	$722,018
Corporate bonds	—	797,848	797,848
U.S. Treasury and government-sponsored enterprises	—	332,587	332,587
Municipal bonds	—	16,162	16,162
Total debt securities available-for-sale	—	1,868,615	1,868,615
Money market funds	94,344	—	94,344
Certificates of deposit	—	103,681	103,681
Total financial assets carried at fair value	$94,344	$1,972,296	$2,066,640
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
Forward Foreign Currency Contracts
We have entered into forward foreign currency exchange contracts that are not designated as hedges for accounting purposes to hedge certain operational exposures for the changes in foreign currency exchange rates associated with assets or liabilities denominated in foreign currencies, primarily the Euro.
As of December 31, 2023, we had one forward contract outstanding to sell €4.0 million. The forward contract with a maturity of three months is recorded at fair value and is included in other current liabilities in the Consolidated Balance Sheets. The unrealized gain on the forward contract is immaterial as of December 31, 2023. The forward contract is considered a Level 2 in the fair value hierarchy of our fair value measurements. The net realized gains (losses) we recognized on the maturity of forward contracts were immaterial, $1.2 million and $0.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. Realized and unrealized gains and losses on our forward contracts are included in other income (expense), net on our Consolidated Statements of Income.

NOTE 6. INVENTORY
Inventory consisted of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$7,313	$8,077
Work in process	59,422	43,564
Finished goods	9,581	10,635
Total	$76,316	$62,276

Balance Sheet classification:
Current portion included in inventory	$17,323	$33,299
Long-term portion included in other long-term assets	58,993	28,977
Total	$76,316	$62,276
NOTE 7. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	Estimated Useful Lives	December 31,
		2023	2022
Leasehold improvements	up to 15 years	$89,038	$83,334
Computer equipment and software	up to 3 years	19,795	19,569
Furniture and fixtures	up to 7 years	24,919	24,054
Laboratory equipment	5 years	50,904	39,606
Construction in progress		24,465	4,933
Total property and equipment		209,121	171,496
Less: accumulated depreciation		(80,390)	(60,872)
Total property and equipment, net		$128,731	$110,624
Depreciation expense was $25.7 million, $20.9 million and $13.6 million during the years ended December 31, 2023, 2022 and 2021, respectively.
NOTE 8. STOCKHOLDERS’ EQUITY
Stock-based compensation
We allocated the stock-based compensation expense for our equity incentive plans and our ESPP as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$34,320	$45,350	$46,654
Selling, general and administrative	72,025	62,224	73,166
Total stock-based compensation expense	$106,345	$107,574	$119,820

	Year Ended December 31,
	2023	2022	2021
Stock options	$7,771	$12,790	$19,048
Restricted stock units	70,462	69,775	53,629
Performance stock units	23,938	21,616	43,428
ESPP	4,174	3,393	3,715
Total stock-based compensation expense	$106,345	$107,574	$119,820
We have several equity incentive plans under which we granted stock options and RSUs, including PSUs, to employees and directors. As of December 31, 2023, 27.9 million shares were available for grant under the 2017 Equity Incentive Plan (as amended and restated, the 2017 Plan). The share reserve is reduced by 1 share for each share issued pursuant to a stock option and 2 shares for full value awards, including RSUs.
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
We have adopted a Change in Control and Severance Benefit Plan for certain executive officers. Eligible Change in Control and Severance Benefit Plan participants include employees with the title of vice president and above. If a participant’s employment is terminated without cause during a period commencing three months before and ending fifteen months following a change in control, as defined in the plan document, then the Change in Control and Severance Benefit Plan participant is entitled to have the vesting of all their outstanding equity awards accelerated and the exercise period for their stock options extended to no more than one year.
We have an ESPP that allows for qualified employees (as defined in the ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each six-month purchase period. As of December 31, 2023, we had 1.7 million shares available for issuance under our ESPP. Pursuant to the ESPP, we issued 0.9 million, 0.6 million and 0.5 million shares of common stock at an average price per share of $14.56, $16.63 and $17.76 during the years ended December 31, 2023, 2022 and 2021, respectively. Cash received from purchases under the ESPP for the years ended December 31, 2023, 2022 and 2021 was $12.7 million, $10.1 million and $9.5 million, respectively.
We used a Black-Scholes Merton option pricing model to value stock options and ESPP purchases. The weighted average grant-date fair value per share of stock options and ESPP purchases were as follows:

	Year Ended December 31,
	2023	2022	2021
Stock options	$9.45	$8.36	$9.04
ESPP	$4.67	$5.80	$6.12

The grant-date fair value of stock option grants and ESPP purchases was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2023	2022	2021
Stock options:
Risk-free interest rate	4.14%	2.35%	0.74%
Dividend yield	—%	—%	—%
Volatility	44%	48%	51%
Expected life	5.6 years	4.6 years	4.6 years
ESPP:
Risk-free interest rate	5.07%	1.49%	0.08%
Dividend yield	—%	—%	—%
Volatility	40%	45%	47%
Expected life	6 months	6 months	6 months
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
The fair value of RSUs, including PSUs, was based on the closing price of the underlying common stock on the date of grant.
Activity for stock options during the year ended December 31, 2023 was as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2022	10,882	$19.49
Granted	357	$20.41
Exercised	(2,340)	$12.84
Cancelled	(691)	$21.66
Stock options outstanding at December 31, 2023	8,208	$21.24	2.7 years	$24,115
Stock options exercisable at December 31, 2023	6,981	$21.31	2.3 years	$20,207
As of December 31, 2023, there was $9.8 million of unrecognized compensation expense related to our unvested stock options. The compensation expense for the unvested stock options will be recognized over a weighted-average period of 1.9 years.
The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal year 2023 and the exercise prices, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock option holders exercised their stock options on December 31, 2023. The total intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $16.7 million, $36.5 million and $76.0 million, respectively. Cash received from stock option exercises during the years ended December 31, 2023, 2022 and 2021 was $20.8 million, $13.9 million and $14.8 million, respectively.

Activity for RSUs during the year ended December 31, 2023 was as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
RSUs outstanding at December 31, 2022	11,294	$21.83
Awarded	5,028	$21.65
Vested and released	(2,950)	$20.81
Forfeited	(1,498)	$21.81
RSUs outstanding at December 31, 2023	11,874	$22.72	1.7 years	$284,856
As of December 31, 2023, there was $172.7 million of unrecognized compensation expense related to our unvested RSUs which will be recognized over a weighted-average period of 2.5 years.
Activity for PSUs during the year ended December 31, 2023 was as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
PSUs outstanding at December 31, 2022	4,964	$23.26
Awarded	—	$—
Vested and released	(764)	$22.48
Forfeited	(309)	$24.57
PSUs outstanding at December 31, 2023	3,891	$23.60	1.3 years	$93,351
In April 2023, we awarded to certain employees an aggregate of 0.8 million RSUs (the target amount) that are subject to a total shareholder return (TSR) market condition (the 2023 TSR-based RSUs). The TSR market condition is based on our relative TSR percentile rank compared to companies in the Nasdaq Biotechnology Index during the performance period, which is December 31, 2022 through January 2, 2026. Depending on the results relative to the TSR market condition, the holders of the 2023 TSR-based RSUs may earn up to 175% of the target amount of shares. 50% of the shares earned pursuant to the 2023 TSR-based RSU awards will vest at the end of the performance period, and the remainder will vest approximately one year later, subject to an employee’s continuous service. These 2023 TSR-based RSUs will be forfeited if the market condition at or above a threshold level is not achieved at the end of the performance period on January 2, 2026.
In March 2022, we awarded to certain employees an aggregate of 1.0 million RSUs (the target amount) that are subject to a TSR market condition (the 2022 TSR-based RSUs). The TSR market condition is based on our relative TSR percentile rank compared to companies in the Nasdaq Biotechnology Index during the performance period, which is January 1, 2022 through January 3, 2025. Depending on the results relative to the TSR market condition, the holders of the 2022 TSR-based RSUs may earn up to 175% of the target amount of shares. 50% of the shares earned pursuant to the 2022 TSR-based RSU awards will vest at the end of the performance period, and the remainder will vest approximately one year later, subject to an employee’s continuous service. These 2022 TSR-based RSUs will be forfeited if the market condition at or above a threshold level is not achieved at the end of the performance period on January 3, 2025.

In March 2021, we awarded to certain employees an aggregate of 1.0 million PSUs (the 2021 target amount), subject to a performance and a market condition (the 2021 PSUs). Pursuant to the terms of 2021 PSUs, the holders of the awards may earn up to 200% of the 2021 target amount, or up to 2.1 million total shares, depending on the level of achievement of the performance condition related to certain net product revenues and a TSR market condition. The TSR market condition for the 2021 PSUs is based on our relative TSR percentile rank compared to companies in the Nasdaq Biotechnology Index during the performance period, which was from January 2, 2021 through December 29, 2023. The performance condition of net product revenues relative to the 2021 PSUs was achieved at target level in the first quarter of 2023, representing 100% of the 2021 PSUs target amount. As of December 29, 2023 (end of the performance period), the TSR market condition was achieved at 125% level, resulting in 1.0 million shares earned (125% of the 2021 target amount). 50% percent of the shares earned subject to the performance and market conditions vested following the end of the performance period, and the remainder will vest approximately one year later subject to an employee’s continuous service.
We used a Monte Carlo simulation model and the following assumptions to determine the grant date fair value of $26.05 per share for the 2023 TSR-based RSUs, $33.17 for 2022 TSR-based RSUs and $24.54 for the 2021 PSUs:

	2023 TSR-Based RSUs	2022 TSR-Based RSUs	2021 PSUs
Fair value of Exelixis common stock on grant date	$19.48	$20.70	$21.31
Expected volatility	40.26%	46.85%	49.21%
Risk-free interest rate	3.75%	1.59%	0.29%
Dividend yield	—%	—%	—%
The Monte Carlo simulation model assumed correlations of returns of the stock prices of Exelixis common stock and the common stock of a peer group of companies and historical stock price volatility of the peer group of companies. The valuation model also used terms based on the length of the performance period and compound annual growth rate goals for TSR based on the provisions of the awards.
During the year ended December 31, 2020, we awarded 2.3 million PSUs (the target amount) that will vest upon the achievement of performance targets related to (i) clinical trial positive top-line results and (ii) product approvals by the FDA (the 2020 PSUs). Pursuant to the terms of the 2020 PSUs, employees may earn up to 200% of the target amount, or 4.7 million total shares, depending on the volume and timing of achievement of the performance targets. The 2020 PSUs will be forfeited if the performance targets are not met by December 31, 2024. The performance condition for the achievement of a product approval by the FDA relative to the 2020 PSUs occurred in the third quarter of 2021, representing 25% of the target amount. In the third quarter of 2022, we achieved a performance condition for positive top-line results by the FDA relative to the 2020 PSUs, representing 25% of the target amount, and during the third quarter of 2023, we achieved additional performance conditions for positive top-line results relative to the 2020 PSUs, representing an additional 50% of the target amount.
Expense recognition for PSUs commences when it is determined that attainment of the performance target is probable. Of the outstanding PSUs as of December 31, 2023, 1.5 million relate to awards for which we achieved the performance target. As of December 31, 2023, the remaining unrecognized compensation expense for the PSUs achieved or deemed probable of achievement related to the PSUs was $6.0 million, which will be recognized over a weighted-average period of 1.3 years. The total unrecognized compensation expense for the PSUs for which we have not yet determined that attainment of the performance target is probable was $41.4 million as of December 31, 2023.
Exelixis, Inc. 401(k) Plan (the 401(k) Plan)
We sponsor the 401(k) Plan under which we make matching cash contributions to our employees’ 401(k) accounts. We recorded compensation expense of $13.9 million, $11.7 million and $9.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, for matching contributions.
Common Stock Repurchases
In March 2023, our Board of Directors authorized a stock repurchase program to acquire up to $550.0 million of our outstanding common stock before the end of 2023. As of December 31, 2023, we completed the repurchase of 26.2 million shares of common stock under our stock repurchase program for an aggregate purchase price of $550.0 million.

In January 2024, our Board of Directors authorized a share repurchase program to acquire up to $450.0 million of our outstanding stock before the end of 2024. Share repurchases under the 2024 program may be made from time to time through a variety of methods, which may include open market purchases, in block trades, 10b5-1 trading plans, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. The timing and amount of any share repurchases under the share repurchase program will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of our common stock and general market conditions.
NOTE 9. PROVISION FOR INCOME TAXES
Our income before income taxes is derived solely from within the U.S. Our provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$167,954	$100,525	$11,338
State	15,011	11,903	5,224
Total current tax expense	$182,965	$112,428	$16,562
Deferred:
Federal	$(123,486)	$(54,223)	$46,416
State	(9,723)	(6,135)	113
Total deferred tax (benefit) expense	(133,209)	(60,358)	46,529
Provision for income taxes	$49,756	$52,070	$63,091
The provision for income taxes for the years ended December 31, 2023, 2022 and 2021 primarily relates to the generation of federal tax attributes and state taxes in jurisdictions outside of California.
The reconciliation of the U.S. federal income tax provision at the statutory federal income tax rate of 21% for each of the years ended December 31, 2023, 2022 and 2021, respectively, to our provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S. federal income tax provision at statutory rate	$54,080	$49,213	$61,772
State tax (benefit) expense	(1,487)	(2,632)	1,336
Change in valuation allowance	5,770	7,162	2,883
Research credits	(23,714)	(14,130)	(6,263)
Stock-based compensation	1,066	(2,864)	(11,831)
Non-deductible executive compensation	7,019	4,549	11,182
Branded prescription drug fee	4,968	3,855	2,897
Non-deductible warrant purchase	—	6,300	—
Other	2,054	617	1,115
Provision for income taxes	$49,756	$52,070	$63,091
Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$29,512	$33,635
Tax credit carryforwards	39,640	40,217
Depreciation and amortization	313,679	176,208
Stock-based compensation	24,592	27,531
Lease liabilities	49,971	46,759
Accruals and reserves not currently deductible	30,068	22,418
Other assets	10,730	14,402
Total deferred tax assets	498,192	361,170
Valuation allowance	(83,001)	(77,230)
Net deferred tax assets	415,191	283,940
Deferred tax liabilities:
Lease right-of-use assets	(54,046)	(52,830)
Net deferred taxes	$361,145	$231,110
As of December 31, 2023, based on the evaluation and weighting of both positive and negative evidence, including our achievement of a cumulative three-year income position as of December 31, 2023 and forecasts of future operating results, as well as considering the utilization of net operating losses and tax credits prior to their expiration, management has continued to determine that there is sufficient positive evidence to conclude that it is more likely than not the deferred tax assets are realizable. As of December 31, 2023 and 2022, we continue to carry a valuation allowance of $83.0 million and $77.2 million, respectively, against our California state deferred tax assets. The valuation allowance increased by $5.8 million and $7.2 million during the years ended December 31, 2023 and 2022, respectively.
At December 31, 2023, we had state net operating loss carryforwards of approximately $367 million, which expire in the years 2025 through 2036, and California research and development tax credits of approximately $54 million, which do not expire.
Under the Internal Revenue Code and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization. We completed a Section 382 analysis through December 31, 2023, and concluded that an ownership change, as defined under Section 382, had not occurred.
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$87,706	$83,583	$80,941
Change relating to prior year provision	631	715	728
Change relating to current year provision	32,137	4,129	2,215
Reductions based on the lapse of the applicable statutes of limitations	(4,708)	(721)	(301)
Ending balance	$115,766	$87,706	$83,583
We do not anticipate that the amount of unrecognized tax benefits existing as of December 31, 2023 will significantly change over the next 12 months. As of December 31, 2023, we had $115.8 million in unrecognized tax benefits, of which $58.7 million would reduce our income tax provision and effective tax rate, if recognized. Interest and penalties were nominal or zero for all periods presented. We have elected to record interest and penalties in the accompanying Consolidated Statements of Income as a component of income taxes.

We file U.S. and state income tax returns in jurisdictions with varying statues of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The 2002 through 2023 tax years generally remain subject to examination by federal and most state tax authorities to the extent net operating losses and credits generated during these periods are being utilized in the open tax periods.
NOTE 10. NET INCOME PER SHARE
Net income per share - basic and diluted, were computed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income	$207,765	$182,282	$231,063
Denominator:
Weighted-average common shares outstanding - basic	318,151	321,526	314,884
Dilutive securities	3,313	3,030	7,475
Weighted-average common shares outstanding - diluted	321,464	324,556	322,359

Net income per share - basic	$0.65	$0.57	$0.73
Net income per share - diluted	$0.65	$0.56	$0.72
Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. The diluted net income per share is computed using the weighted-average number of shares and dilutive potential common shares outstanding during the period. Dilutive shares outstanding includes the dilutive effect of in-the-money options, unvested RSUs, and unvested PSUs when the performance condition is met. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Certain potential common shares were excluded from our calculation of weighted-average common shares outstanding - diluted because either they would have had an anti-dilutive effect on net income per share or they were related to shares from PSUs that were contingently issuable and the contingency had not been satisfied at the end of the reporting period. See “Note 8. Stockholders’ Equity” for a further description of our equity awards.
The weighted-average potential common shares excluded from our calculation were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Anti-dilutive securities and contingently issuable shares excluded	11,703	17,063	14,305
NOTE 11. COMMITMENTS AND CONTINGENCIES
Leases
We have operating leases for our corporate headquarters in California and in Pennsylvania which includes both office and laboratory space totaling approximately 674,000 square feet with lease terms ending in 2024 through 2037. In May 2023, an operating lease for additional laboratory facilities in Pennsylvania commenced and we recognized a right-of-use asset and an operating lease liability of $13.2 million. Certain of our leases include options to renew the lease or to early terminate the lease. As of December 31, 2023, we considered whether these options to renew or early terminate were reasonably certain of exercise in determining the related lease terms.

The balance sheet classification of our operating lease assets and liabilities were as follows (in thousands):

	December 31,
	2023	2022
Assets:
Right-of-use assets included in other long-term assets	$233,244	$234,811
Liabilities:
Current portion included in other current liabilities	$25,715	$17,659
Long-term portion of operating lease liabilities	189,944	190,170
Total operating lease liabilities	$215,659	$207,829
The components of operating lease costs were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$28,976	$18,315	$5,332
Variable lease cost	7,068	3,098	2,685
Total operating lease costs	$36,044	$21,413	$8,017
Cash paid for operating leases was $19.6 million, $11.4 million and $5.0 million for each of the years ended December 31, 2023, 2022 and 2021, respectively, and was included in net cash provided by operating activities in our Consolidated Statements of Cash Flows.
As of December 31, 2023, the maturities of our operating lease liabilities were as follows (in thousands):

Year Ended December 31,	Amount
2024	$26,341
2025	25,615
2026	26,187
2027	26,969
2028	29,123
Thereafter	181,362
Total lease payments	315,597
Less:
Imputed interest	(79,268)
Future tenant improvement reimbursements	(20,670)
Operating lease liabilities	$215,659
As of December 31, 2023, the weighted average discount rate used to determine the operating lease liability was 5.3% and the weighted average remaining lease term was 11.4 years.
Lease costs for leases with initial terms less than 1 year were immaterial for the years ended December 31, 2023, 2022 and 2021.

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
NOTE 12. SUBSEQUENT EVENTS
Restructuring
In January 2024, our Board of Directors authorized, and we implemented, a corporate restructuring plan intended to reduce our workforce and rebalance our cost structure in alignment with our strategic priorities, including reducing real estate commitments and costs, and terminating certain licensing partnerships. We are currently evaluating the accounting impact on our Consolidated Financial Statements.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
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
As of the end of our 2023 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the original Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2023 was effective. There were no material weaknesses in internal control over financial reporting identified by management.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Exelixis, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Exelixis, Inc.’s internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Exelixis, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2023 and December 30, 2022, the related consolidated statements of income, comprehensive income, stockholders‘ equity and cash flows for each of the three years in the period ended December 29, 2023, and the related notes and our report dated February 6, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California
February 6, 2024

Item 9B. Other Information.
Alan M. Garber, a member of our Board of Directors, entered into a pre-arranged stock trading plan on November 8, 2023. Dr. Garber’s trading plan provides for the sale of up to 23,491 shares of our common stock (including shares obtained from the exercise of vested stock options covered by the trading plan) between February 12, 2024 and May 16, 2024. This trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and Exelixis’ policies regarding transactions in Exelixis securities.
During the three months ended December 31, 2023, no other directors or Section 16 officers of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item relating to our directors and nominees, including information with respect to our audit committee, audit committee financial experts and procedures by which stockholders may recommend nominees to our Board of Directors, is incorporated by reference to the section entitled “Proposal 1 – Election of Directors” appearing in our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 29, 2023, which we refer to as our 2024 Proxy Statement. The information required by this item regarding our executive officers is incorporated by reference to the section entitled “Information about our Executive Officers” appearing in our 2024 Proxy Statement. The information, if any, required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the section entitled “Delinquent Section 16(a) Reports” appearing in our 2024 Proxy Statement.
Code of Ethics
We have adopted a Corporate Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Corporate Code of Conduct is posted on our website at www.exelixis.com under the caption “Investors & News—Corporate Governance.”
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the sections entitled “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” appearing in our 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item relating to security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in our 2024 Proxy Statement.

Equity Compensation Plan Information
The following table provides certain information about our common stock that may be issued upon the exercise of stock options and other rights under all of our existing equity compensation plans as of December 31, 2023, which consists of our 2000 Employee Stock Purchase Plan (the ESPP), our 2014 Equity Incentive Plan (the 2014 Plan), our 2016 Inducement Award Plan (the 2016 Plan) and our 2017 Equity Incentive Plan (as amended and restated, the 2017 Plan) (in thousands, except per share amounts):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by stockholders (1)	23,898	$7.23	(2)	29,581
Equity compensation plans not approved by stockholders (3)	75	$20.61		—
Total	23,973	$7.27		29,581
____________________
(1)    Equity plans approved by our stockholders include the 2014 Plan, the 2017 Plan and the ESPP. As of December 31, 2023, a total of 1.7 million shares of our common stock remained available for issuance under the ESPP, and up to a maximum of 1.6 million shares of our common stock may be purchased in the current purchase period. The shares issuable pursuant to our ESPP are not included in the number of shares to be issued pursuant to rights outstanding and the weighted-average exercise price of such rights as of December 31, 2023, as those numbers are not known.
(2)    The weighted-average exercise price takes into account the shares subject to outstanding restricted stock units (RSUs), including such awards with performance conditions, which have no exercise price. The weighted-average exercise price, excluding such outstanding RSUs, is $21.25.
(3)    Represents shares of our common stock issuable pursuant to the 2016 Plan. As of December 31, 2023, no shares of our common stock remained available for additional grants under the 2016 Plan. In November 2016, the Board of Directors adopted the 2016 Plan pursuant to which we reserved 1.5 million shares of our common stock for issuance under the 2016 Plan. The only persons eligible to receive grants of Awards under the 2016 Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1 - that is, generally, a person not previously an employee or director of Exelixis, or following a bona fide period of non-employment, as an inducement material to the individual's entering into employment with Exelixis. An “Award” is any right to receive Exelixis common stock pursuant to the 2016 Plan, consisting of non-statutory stock options, stock appreciation rights, RSUs, or any other stock award.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Proposal 1 – Election of Directors” appearing in our 2024 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the section entitled “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm” appearing in our 2024 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)The following documents are being filed as part of this report:
(1)     The following financial statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8:
(2)    All financial statement schedules are omitted because the information is inapplicable or presented in the Notes to Consolidated Financial Statements.
(3)    The following Exhibits are filed as part of this report.

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Restated Certificate of Incorporation of Exelixis, Inc.	10-Q	000-30235	3.1	8/5/2021
3.2	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/20/2023
4.1	Specimen Common Stock Certificate.	10-Q	000-30235	4.1	8/5/2021
4.2	Description of the Common Stock of Exelixis, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	10-K	000-30235	4.2	2/18/2022
10.1†	Form of Indemnification Agreement	10-K	000-30235	10.1	2/18/2022
10.2†	Exelixis, Inc. 2000 Employee Stock Purchase Plan	Schedule 14A	000-30235	A	4/13/2016
10.3†	Exelixis, Inc. 2014 Equity Incentive Plan	10-Q	000-30235	10.1	8/6/2020
10.4†	Form of Stock Option Agreement under the Exelixis, Inc. 2014 Equity Incentive Plan	10-Q	000-30235	10.2	7/31/2014
10.5†	Form of Stock Option Agreement (Non-Employee Director) under the Exelixis, Inc. 2014 Equity Incentive Plan	10-Q	000-30235	10.4	7/31/2014
10.6†	Form of Restricted Stock Unit Agreement under the Exelixis, Inc. 2014 Equity Incentive Plan	10-Q	000-30235	10.5	7/31/2014
10.7†	Exelixis, Inc. 2016 Inducement Award Plan	10-Q	000-30235	10.2	8/6/2020
10.8†	Form of Stock Option Agreement under the 2016 Inducement Award Plan	8-K	000-30235	10.2	11/22/2016

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.9†	Form of Restricted Stock Unit Agreement under the 2016 Inducement Award Plan	8-K	000-30235	10.2	11/22/2016
10.10†	Exelixis, Inc. 2017 Equity Incentive Plan	10-Q	000-30235	10.1	8/9/2022
10.11†	Form of Stock Option Agreement under the Exelixis, Inc. 2017 Equity Incentive Plan	10-K	000-30235	10.11	2/11/2021
10.12†	Form of Stock Option Agreement (Non-Employee Director) under the Exelixis, Inc. 2017 Equity Incentive Plan	10-K	000-30235	10.22	2/26/2018
10.13†	Form of Restricted Stock Unit Agreement under the Exelixis, Inc. 2017 Equity Incentive Plan	10-Q	000-30235	10.5	8/6/2020
10.14†	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the Exelixis, Inc. 2017 Equity Incentive Plan	10-Q	000-30235	10.6	8/6/2020
10.15†	Non-Employee Director Equity Compensation Policy	10-Q	000-30235	10.4	5/5/2020
10.16†	Offer Letter Agreement, dated February 3, 2000, between Exelixis, Inc. and Michael Morrissey, Ph.D.	10-Q	000-30235	10.43	8/5/2004
10.17†	Offer Letter Agreement, dated July 1, 2015, between Exelixis, Inc. and Christopher Senner	10-Q	000-30235	10.5	11/10/2015
10.18†	Offer Letter Agreement, dated August 27, 2023, between Exelixis, Inc. and Amy C. Peterson					X
10.19†	Offer Letter Agreement, dated February 10, 2014, between Exelixis, Inc. and Jeffrey J. Hessekiel.	10-Q	000-30235	10.4	5/1/2014
10.20†	Terms of Employment Offer, dated December 15, 2022, for Dana T. Aftab, Ph.D.	10-K	000-30235	10.20	2/7/2023
10.21†	Offer Letter Agreement, dated August 19, 2010, between Exelixis, Inc. and Patrick J. Haley	10-K	000-30235	10.26	2/27/2017
10.22†	Annual Cash Bonus Compensation Plan for Executives	8-K	000-30235	10.1	2/16/2018
10.23†	Cash Compensation Information for Non-Employee Directors.					X
10.24†	Exelixis, Inc. Change in Control and Severance Benefit Plan, as amended and restated.					X
10.25	Lease Agreement dated May 2, 2017, between Ascentris 105, LLC and Exelixis, Inc.	10-Q	000-30235	10.1	8/2/2017
10.26	First Amendment dated October 16, 2017, to Lease Agreement dated May 2, 2017, between Ascentris 105, LLC and Exelixis, Inc.	10-K	000-30235	10.39	2/26/2018

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.27	Second Amendment dated June 13, 2018, to Lease Agreement dated May 2, 2017, between Ascentris 105, LLC and Exelixis, Inc.	10-Q	000-30235	10.2	8/1/2018
10.28	Third Amendment dated April 1, 2019, to Lease Agreement dated May 2, 2017, between Ascentris 105, LLC and Exelixis, Inc.	8-K	000-30235	10.1	4/5/2019
10.29	Fourth Amendment dated August 30, 2019, to Lease Agreement dated May 2, 2017, between Hillwood Enterprises, L.P. (as successor in interest to Ascentris 105, LLC) and Exelixis, Inc.	10-Q	000-30235	10.3	10/30/2019
10.30	Fifth Amendment dated January 16, 2020, to Lease Agreement dated May 2, 2017, between Waterfront EDP, LLC (as successor in interest to Hillwood Enterprises, L.P.) and Exelixis, Inc.	10-K	000-30235	10.37	2/25/2020
10.31	Sixth Amendment dated December 11, 2020, to Lease Agreement dated May 2, 2017, between SCG Harbor Bay Parkway Phase I, LLC (as successor in interest to Waterfront EDP, LLC) and Exelixis, Inc.	10-K	000-30235	10.32	2/10/2021
10.32	Seventh Amendment dated May 16, 2022, to Lease Agreement dated May 2, 2017, between SCG Harbor Bay Parkway Phase I, LLC and Exelixis, Inc.	10-Q	000-30235	10.3	8/9/2022
10.33	Lease Agreement dated October 25, 2019, between Ernst Development Partners, Inc. and Exelixis, Inc.	10-Q	000-30235	10.2	10/30/2019
10.34	First Amendment dated January 16, 2020, to Lease Agreement dated October 25, 2019, between Alameda BTS EDP, LLC (as successor in interest to Ernst Development Partners, Inc.) and Exelixis, Inc.	10-K	000-30235	10.39	2/25/2020
10.35**	Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-Q	000-30235	10.1	5/6/2021
10.36**	First Amendment dated December 20, 2016, to the Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-Q	000-30235	10.2	5/6/2021
10.37**	Second Amendment dated September 14, 2017, to the Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-Q	000-30235	10.3	5/6/2021
10.38**	Third Amendment dated October 26, 2017, to the Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-Q	000-30235	10.4	5/6/2021

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
10.39**	Fourth Amendment dated October 11, 2022, to the Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-K	000-30235	10.40	2/7/2023
10.40**	Fifth Amendment dated August 24, 2023, to the Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-Q	000-30235	10.1	11/1/2023
10.41**	Supply Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-Q	000-30235	10.5	5/6/2021
10.42**	First Amendment dated October 26, 2017, to the Supply Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-Q	000-30235	10.6	5/6/2021
10.43**	Second Amendment dated May 17, 2019, to the Supply Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-Q	000-30235	10.2	7/31/2019
10.44**	Third Amendment dated December 10, 2021, to the Supply Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-K	000-30235	10.42	2/18/2022
10.45**	Collaboration and License Agreement dated January 30, 2017, by and between Exelixis, Inc. and Takeda Pharmaceutical Company Limited	10-Q	000-30235	10.1	5/10/2022
10.46*	First Amendment dated March 22, 2018, to the Collaboration and License Agreement dated January 30, 2017, by and between Exelixis, Inc. and Takeda Pharmaceutical Company Limited	10-Q	000-30235	10.1	8/1/2018
10.47**	Second Amendment dated May 7, 2019, to the Collaboration and License Agreement dated January 30, 2017, by and between Exelixis, Inc. and Takeda Pharmaceutical Company Limited	10-Q	000-30235	10.2	5/10/2022
10.48**	Third Amendment dated September 3, 2020, to the Collaboration and License Agreement dated January 30, 2017, by and between Exelixis, Inc. and Takeda Pharmaceutical Company Limited	10-Q	000-30235	10.1	11/5/2020
10.49**	Joint Clinical Research Agreement dated December 18, 2019, by and between Exelixis, Inc. and F. Hoffmann-La Roche Ltd	10-K	000-30235	10.62	2/25/2020
21.1	Subsidiaries of Exelixis, Inc.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained on signature page)					X

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350					X
97.1†	Exelixis, Inc. Policy for Recoupment of Variable Compensation, amended and restated					X
101.INS	XBRL Instance Document	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

†	Management contract or compensatory plan.
*	Confidential treatment granted for certain portions of this exhibit.
**	Portions of this exhibit have been omitted as being immaterial and would be competitively harmful if publicly disclosed.
‡	This certification accompanies this Annual Report on Form 10-K, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.
ITEM 16.    Form 10-K Summary.
 None provided.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

EXELIXIS, INC.

February 6, 2024	By:	/s/ MICHAEL M. MORRISSEY
Date		Michael M. Morrissey, Ph.D.
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

Signatures	Title	Date

/s/ MICHAEL M. MORRISSEY	Director, President and Chief Executive Officer	February 6, 2024
Michael M. Morrissey, Ph.D.	(Principal Executive Officer)

/s/ CHRISTOPHER J. SENNER	Executive Vice President and Chief Financial Officer	February 6, 2024
Christopher J. Senner	(Principal Financial and Accounting Officer)

/s/ STELIOS PAPADOPOULOS	Chairman of the Board	February 6, 2024
Stelios Papadopoulos, Ph.D.

/s/ MARY C. BECKERLE	Director	February 6, 2024
Mary C. Beckerle, Ph.D.

/s/ S. GAIL ECKHARDT	Director	February 6, 2024
S. Gail Eckhardt, M.D.

/s/ MARIA C. FREIRE	Director	February 6, 2024
Maria C. Freire, Ph.D.

/s/ ALAN M. GARBER	Director	February 6, 2024
Alan M. Garber, M.D., Ph.D.

Signatures	Title	Date

/s/ TOMAS J. HEYMAN	Director	February 6, 2024
Tomas J. Heyman

/s/ DAVID E. JOHNSON	Director	February 6, 2024
David E. Johnson

/s/ ROBERT L. OLIVER	Director	February 6, 2024
Robert L. Oliver, Jr.

/s/ GEORGE POSTE	Director	February 6, 2024
George Poste, DVM, Ph.D., FRS

/s/ JULIE A. SMITH	Director	February 6, 2024
Julie A. Smith

/s/ JACQUELINE WRIGHT	Director	February 6, 2024
Jacqueline Wright

/s/ JACK L. WYSZOMIERSKI	Director	February 6, 2024
Jack L. Wyszomierski