Form 10-Q
period 2024-06-28
EXELIXIS, INC.
filed 2024-08-06
CIK 939767

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2024, there were 285,251,725 shares of the registrant’s common stock outstanding.

Table of Content
EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

Table of Content
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$198,459	$262,994
Short-term investments	803,540	732,308
Trade receivables, net	396,584	237,407
Inventory	20,614	17,323
Prepaid expenses and other current assets	58,247	67,926
Total current assets	1,477,444	1,317,958
Long-term investments	432,305	728,717
Property and equipment, net	130,210	128,731
Deferred tax assets, net	361,561	361,145
Goodwill	63,684	63,684
Right-of-use assets and other non-current assets	307,917	342,122
Total assets	$2,773,121	$2,942,357
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,676	$33,768
Accrued compensation and benefits	71,806	93,325
Accrued clinical trial liabilities	64,829	71,615
Rebates and fees due to customers	58,468	59,619
Accrued collaboration liabilities	18,683	27,533
Other current liabilities	103,241	108,417
Total current liabilities	345,703	394,277
Long-term portion of operating lease liabilities	198,017	189,944
Other long-term liabilities	109,667	94,224
Total liabilities	653,387	678,445
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000 shares authorized; issued and outstanding: 285,222 and 302,793 at June 30, 2024, and December 31, 2023, respectively	285	303
Additional paid-in capital	2,324,570	2,440,710
Accumulated other comprehensive loss	(5,149)	(3,750)
Accumulated deficit	(199,972)	(173,351)
Total stockholders’ equity	2,119,734	2,263,912
Total liabilities and stockholders' equity	$2,773,121	$2,942,357
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Net product revenues	$437,581	$409,646	$816,104	$773,046
License revenues	194,986	52,747	239,662	91,039
Collaboration services revenues	4,611	7,455	6,638	14,551
Total revenues	637,178	469,848	1,062,404	878,636
Operating expenses:
Cost of goods sold	17,667	17,705	38,923	32,020
Research and development	211,147	232,570	438,836	466,816
Selling, general and administrative	132,015	141,723	245,999	273,120
Restructuring	475	—	33,310	—
Total operating expenses	361,304	391,998	757,068	771,956
Income from operations	275,874	77,850	305,336	106,680
Interest income	17,258	22,541	37,152	42,043
Other expense, net	(287)	(5)	(376)	(59)
Income before income taxes	292,845	100,386	342,112	148,664
Provision for income taxes	66,729	19,208	78,679	27,458
Net income	$226,116	$81,178	$263,433	$121,206
Net income per share:
Basic	$0.78	$0.25	$0.89	$0.37
Diluted	$0.77	$0.25	$0.88	$0.37
Weighted-average common shares outstanding:
Basic	289,216	324,205	294,986	324,312
Diluted	293,974	327,305	299,752	326,792
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$226,116	$81,178	$263,433	$121,206
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale debt securities, net of tax impact of $(17), $1,512, $416 and $5, respectively	55	(5,148)	(1,399)	84
Comprehensive income	$226,171	$76,030	$262,034	$121,290
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2024	295,032	$295	$2,391,865	$(5,204)	$(258,948)	$2,128,008
Net income	—	—	—	—	226,116	226,116
Other comprehensive income	—	—	—	55	—	55
Issuance of common stock under the equity incentive plan and stock purchase plan	1,852	1	14,658	—	—	14,659
Stock transactions associated with taxes withheld on equity awards	—	—	(13,015)	—	—	(13,015)
Repurchases of common stock	(11,662)	(11)	(94,533)	—	(167,140)	(261,684)
Stock-based compensation	—	—	25,595	—	—	25,595
Balance at June 30, 2024	285,222	$285	$2,324,570	$(5,149)	$(199,972)	$2,119,734

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2023	324,985	$325	$2,558,297	$(9,289)	$5,803	$2,555,136
Net income	—	—	—	—	81,178	81,178
Other comprehensive loss	—	—	—	(5,148)	—	(5,148)
Issuance of common stock under the equity incentive plan and stock purchase plan	1,876	2	10,245	—	—	10,247
Stock transactions associated with taxes withheld on equity awards	—	—	(10,822)	—	—	(10,822)
Repurchases of common stock	(6,608)	(7)	(52,012)	—	(75,795)	(127,814)
Stock-based compensation	—	—	25,161	—	—	25,161
Balance at June 30, 2023	320,253	$320	$2,530,869	$(14,437)	$11,186	$2,527,938
Continued on next page

Table of Content

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	302,793	$303	$2,440,710	$(3,750)	$(173,351)	$2,263,912
Net income	—	—	—	—	263,433	263,433
Other comprehensive loss	—	—	—	(1,399)	—	(1,399)
Issuance of common stock under the equity incentive plan and stock purchase plan	2,729	2	23,095	—	—	23,097
Stock transactions associated with taxes withheld on equity awards	—	—	(20,009)	—	—	(20,009)
Repurchases of common stock	(20,300)	(20)	(164,151)	—	(290,054)	(454,225)
Stock-based compensation	—	—	44,925	—	—	44,925
Balance at June 30, 2024	285,222	$285	$2,324,570	$(5,149)	$(199,972)	$2,119,734

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	323,951	$324	$2,536,849	$(14,521)	$(34,225)	$2,488,427
Net income	—	—	—	—	121,206	121,206
Other comprehensive income	—	—	—	84	—	84
Issuance of common stock under the equity incentive plan and stock purchase plan	2,910	3	17,324	—	—	17,327
Stock transactions associated with taxes withheld on equity awards	—	—	(13,345)	—	—	(13,345)
Repurchases of common stock	(6,608)	(7)	(52,012)	—	(75,795)	(127,814)
Stock-based compensation	—	—	42,053	—	—	42,053
Balance at June 30, 2023	320,253	$320	$2,530,869	$(14,437)	$11,186	$2,527,938
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Net income	$263,433	$121,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,707	12,895
Stock-based compensation	44,467	41,561
Non-cash lease expense	13,943	13,980
Acquired in-process research and development technology	20,250	37,500
Other, net	7,924	(8,176)
Changes in operating assets and liabilities:
Trade receivables, net	(159,217)	(18,317)
Inventory	3,075	(12,815)
Prepaid expenses and other assets	33,660	8,548
Accrued collaboration liabilities	(2,350)	3,272
Accounts payable and other liabilities	(50,522)	5,732
Net cash provided by operating activities	188,370	205,386
Cash flows from investing activities:
Purchases of property, equipment and other, net	(16,261)	(17,961)
Acquired in-process research and development technology	(26,750)	(38,000)
Purchases of investments	(247,154)	(641,328)
Proceeds from maturities and sales of investments	483,730	573,912
Net cash provided by (used in) investing activities	193,565	(123,377)
Cash flows from financing activities:
Payments for repurchases of common stock	(449,694)	(124,239)
Proceeds from issuance of common stock under the equity incentive plan and stock purchase plan	23,238	17,422
Taxes paid related to net share settlement of equity awards	(20,014)	(13,389)
Net cash used in financing activities	(446,470)	(120,206)
Net decrease in cash and cash equivalents	(64,535)	(38,197)
Cash and cash equivalents at beginning of period	262,994	502,677
Cash and cash equivalents at end of period	$198,459	$464,480
Supplemental cash flow disclosures:
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$15,313	$13,584
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Table of Content
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
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31. Fiscal year 2024, which is a 53-week fiscal year, will end on January 3, 2025 and fiscal year 2023, which was a 52-week fiscal year, ended on December 29, 2023. For convenience, references in this report as of and for the fiscal periods ended June 28, 2024, and as of and for the fiscal years ending January 3, 2025 and ended December 29, 2023 are indicated as being as of and for the periods ended June 30, 2024, and the years ending December 31, 2024 and ended December 31, 2023, respectively.
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial statements for the periods presented have been included. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any future period. The accompanying Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2023, included in Part II, Item 8 of our Annual Report on Form 10-K, filed with the SEC on February 6, 2024 (Fiscal 2023 Form 10-K).

Table of Content
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
Significant Accounting Policies
There have been no material changes to our significant accounting policies during the six months ended June 30, 2024, as compared to the significant accounting policies disclosed in “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2023 Form 10-K.
Recently Adopted Accounting Pronouncements
There were no new accounting pronouncements adopted by us since our filing of the Fiscal 2023 Form 10-K, which could have a significant effect on our Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which enhances the disclosures required for operating segments in our annual and interim consolidated financial statements. ASU 2023-07 is effective for us in our annual reporting for fiscal 2024 and for interim period reporting beginning in fiscal 2025 on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of ASU 2023-07 on our Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which enhances the disclosures required for income taxes in our annual consolidated financial statements. ASU 2023-09 is effective for us in our annual reporting for fiscal 2025 on a prospective basis. Early adoption and retrospective reporting are permitted. We are currently evaluating the impact of ASU 2023-09 on our Consolidated Financial Statements.

Table of Content
NOTE 2. REVENUES
Revenues consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product revenues:
Gross product revenues	$604,291	$563,173	$1,168,076	$1,084,495
Discounts and allowances	(166,710)	(153,527)	(351,972)	(311,449)
Net product revenues	437,581	409,646	816,104	773,046
Collaboration revenues:
License revenues	194,986	52,747	239,662	91,039
Collaboration services revenues	4,611	7,455	6,638	14,551
Total collaboration revenues	199,597	60,202	246,300	105,590
Total revenues	$637,178	$469,848	$1,062,404	$878,636
The percentage of total revenues by customer who individually accounted for 10% or more of our total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Ipsen Pharma SAS	30%	8%	21%	8%
Affiliates of Cencora, Inc. (formerly AmerisourceBergen Corporation)	14%	16%	16%	16%
Affiliates of McKesson Corporation	14%	16%	15%	16%
Affiliates of CVS Health Corporation	13%	17%	15%	17%
Accredo Health, Incorporated	9%	12%	10%	12%
The percentage of trade receivables by customer who individually accounted for 10% or more of our trade receivables were as follows:

	June 30, 2024	December 31, 2023
Ipsen Pharma SAS	50%	19%
Affiliates of Cencora, Inc. (formerly AmerisourceBergen Corporation)	14%	17%
Affiliates of McKesson Corporation	13%	21%
Affiliates of CVS Health Corporation	9%	20%
Cardinal Health, Inc.	7%	11%
Total revenues by geographic region were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
U.S.	$440,476	$416,043	$822,413	$783,484
Europe	190,559	36,731	226,262	70,265
Japan	6,143	17,074	13,729	24,887
Total revenues	$637,178	$469,848	$1,062,404	$878,636

Table of Content
Total revenues include net product revenues attributed to geographic regions based on the ship-to location and license and collaboration services revenues attributed to geographic regions based on the location of our collaboration partners’ headquarters.
Net product revenues and license revenues are recorded in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (Topic 606). License revenues include the recognition of the portion of milestone payments allocated to the transfer of intellectual property licenses for which it had become probable in the current period that the milestone would be achieved and a significant reversal of revenues would not occur, as well as royalty revenues and our share of profits under our collaboration agreement with Genentech. Collaboration services revenues are recorded in accordance with ASC Topic 808, Collaborative Arrangements. Collaboration services revenues include the recognition of deferred revenues for the portion of upfront and milestone payments allocated to our research and development services performance obligations, development cost reimbursements earned under our collaboration agreements, product supply revenues, net of product supply costs and the royalties we paid on sales of products containing cabozantinib by our collaboration partners.
Net product revenues by product were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
CABOMETYX	$433,341	$403,292	$809,758	$765,065
COMETRIQ	4,240	6,354	6,346	7,981
Net product revenues	$437,581	$409,646	$816,104	$773,046
Product Sales Discounts and Allowances
The activities and ending reserve balances for each significant category of discounts and allowances (which constitute variable consideration) were as follows (in thousands):

	Chargebacks, Discounts for Prompt Payment and Other	Other Customer Credits/Fees and Co-pay Assistance	Rebates	Total
Balance at December 31, 2023	$25,221	$19,721	$39,898	$84,840
Provision related to sales made in:
Current period	228,217	31,790	95,257	355,264
Prior periods	(1,088)	(2,043)	(161)	(3,292)
Payments and customer credits issued	(219,316)	(30,374)	(95,620)	(345,310)
Balance at June 30, 2024	$33,034	$19,094	$39,374	$91,502
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

Table of Content
Contract assets and liabilities were as follows (in thousands):

	June 30, 2024	December 31, 2023
Contract assets (1)	$1,469	$1,321

Contract liabilities:
Current portion (2)	$3,443	$5,406
Long-term portion (3)	4,420	5,524
Total contract liabilities	$7,863	$10,930
____________________
(1)     Presented in right-of-use assets and other non-current assets in the accompanying Condensed Consolidated Balance Sheets.
(2)     Presented in other current liabilities in the accompanying Condensed Consolidated Balance Sheets.
(3)     Presented in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.
During the six months ended June 30, 2024 and 2023, we recognized $3.0 million and $3.6 million, respectively, in revenues that were included in the beginning deferred revenues balance for those periods.
During the three and six months ended June 30, 2024 and 2023, we recognized $195.4 million and $241.3 million, respectively, in revenues for performance obligations satisfied in previous periods, as compared to $53.9 million and $91.9 million, respectively, for the corresponding prior year periods. Such revenues were primarily related to milestone and royalty payments allocated to our license performance obligations for our collaborations with Ipsen, Takeda, Daiichi Sankyo and Genentech.
As of June 30, 2024, $47.8 million of the combined transaction prices for our Ipsen and Takeda collaborations were allocated to research and development services performance obligations that had not yet been satisfied. See “Note 3. Collaboration Agreements and Business Development Activities” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2023 Form 10-K for additional information about the expected timing to satisfy these performance obligations.
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
During the second quarter of 2024, Ipsen opted into and is now co-funding the development costs for CABINET, a phase 3 pivotal study that evaluated cabozantinib versus placebo in patients with either advanced pancreatic neuroendocrine tumors (pNET) or advanced extra-pancreatic neuroendocrine tumors (epNET) who experienced progression after prior systemic therapy. Under the terms of the agreement, Ipsen is now obligated to reimburse us for its share of the

Table of Content
CABINET global development costs. We determined that Ipsen’s decision to opt into and co-fund the development costs for CABINET represented a contract modification for additional distinct services at its standalone selling price and therefore was treated as a separate contract under Topic 606. Accordingly, collaboration services revenues for the three and six months ended June 30, 2024 includes a cumulative catch-up for Ipsen’s share of global development costs incurred since the beginning of the study and through the end of the periods.
Revenues under the collaboration agreement with Ipsen were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
License revenues	$187,926	$34,018	$224,787	$63,830
Collaboration services revenues	2,633	2,713	1,475	6,435
Total collaboration revenues	$190,559	$36,731	$226,262	$70,265
During the three and six months ended June 30, 2024, we recognized $150.0 million in license revenues related to a commercial milestone from Ipsen upon its achievement of $600.0 million in cumulative net sales of cabozantinib over four consecutive quarters in its related Ipsen license territory.
As of June 30, 2024, $26.8 million of the transaction price for this collaboration agreement, as amended, was allocated to our research and development services performance obligation that has not yet been satisfied.
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
Revenues under the collaboration agreement with Takeda were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
License revenues	$3,294	$11,362	$6,004	$14,211
Collaboration services revenues	1,978	4,742	5,163	8,116
Total collaboration revenues	$5,272	$16,104	$11,167	$22,327
As of June 30, 2024, $21.0 million of the transaction price for this collaboration agreement, as amended, was allocated to our research and development services performance obligations that have not yet been satisfied.
Royalty Pharma
In October 2002, we established a product development and commercialization collaboration agreement with GlaxoSmithKline (now GSK plc, or GSK), that required us to pay a 3% royalty to GSK on the worldwide net sales of any product containing cabozantinib sold by us and our collaboration partners. Effective January 1, 2021, Royalty Pharma plc (Royalty Pharma) acquired from GSK all rights, title and interest in royalties on net product sales containing cabozantinib for non-U.S. markets for the full term of the royalty and for the U.S. market through September 2026, after which time U.S. royalties will revert back to GSK. Royalty fees earned by Royalty Pharma in connection with our sales of cabozantinib are included in cost of goods sold and as a reduction of collaboration services revenues for sales by our collaboration partners. Such royalty fees earned by Royalty Pharma were $18.4 million and $35.1 million during the three and six months ended June 30, 2024, respectively, as compared to $17.3 million and $32.6 million, respectively, for the corresponding prior year periods.

Table of Content
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
As part of the 2024 Restructuring Plan, we have terminated certain of our in-licensing collaboration arrangements, including Aurigene Oncology, Ltd., BioInvent International AB, Cybrexa Therapeutics LLC, NBE-Therapeutics AG and STORM Therapeutics LTD. The termination of these agreements was effective in April 2024. See “Note 11. Restructuring” for additional information.
During the three and six months ended June 30, 2024, we recognized $5.8 million and $28.6 million, respectively, within research and development expenses on the Condensed Consolidated Statements of Income, primarily related to development milestone payments and option exercise fee for the costs of intellectual property that have not yet achieved technological feasibility, research and development funding and other fees.
As of June 30, 2024, in conjunction with the active collaborative in-licensing arrangements and asset purchase agreements, we are subject to potential future development milestone payments of up to $509.6 million, regulatory milestone payments of up to $365.3 million and commercial milestone payments of up to $2.5 billion, each in the aggregate per product or target, as well as royalties on future net sales of products.
NOTE 4. CASH AND INVESTMENTS
Cash, Cash Equivalents and Investments
Cash, cash equivalents and investments consisted of the following (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$189,302	$—	$—	$189,302
Corporate bonds	766,321	362	(4,593)	762,090
U.S. Treasury and government-sponsored enterprises	319,939	1	(2,070)	317,870
Municipal bonds	7,880	—	(15)	7,865
Total debt securities available-for-sale	1,283,442	363	(6,678)	1,277,127
Money market funds	116,234	—	—	116,234
Certificates of deposit	40,943	—	—	40,943
Total cash, cash equivalents and investments	$1,440,619	$363	$(6,678)	$1,434,304

Table of Content

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$214,016	$—	$—	$214,016
Corporate bonds	870,870	1,652	(4,277)	868,245
U.S. Treasury and government-sponsored enterprises	409,157	414	(2,250)	407,321
Municipal bonds	7,880	10	(49)	7,841
Total debt securities available-for-sale	1,501,923	2,076	(6,576)	1,497,423
Money market funds	154,287	—	—	154,287
Certificates of deposit	72,309	—	—	72,309
Total cash, cash equivalents and investments	$1,728,519	$2,076	$(6,576)	$1,724,019
Interest receivable was $11.1 million and $13.1 million as of June 30, 2024 and December 31, 2023, respectively, and is included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Realized gains and losses on the sales of investments were immaterial during the three and six months ended June 30, 2024 and 2023.
We manage credit risk associated with our investment portfolio through our investment policy, which limits purchases to high-quality issuers and the amount of our portfolio that can be invested in a single issuer. The fair value and gross unrealized losses on debt securities available-for-sale in an unrealized loss position were as follows (in thousands):

	June 30, 2024
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$321,374	$(1,157)	$306,630	$(3,436)	$628,004	$(4,593)
U.S. Treasury and government-sponsored enterprises	136,614	(543)	178,290	(1,527)	314,904	(2,070)
Municipal bonds	1,869	(11)	5,996	(4)	7,865	(15)
Total	$459,857	$(1,711)	$490,916	$(4,967)	$950,773	$(6,678)

	December 31, 2023
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$255,958	$(847)	$281,837	$(3,430)	$537,795	$(4,277)
U.S. Treasury and government-sponsored enterprises	163,339	(406)	155,452	(1,844)	318,791	(2,250)
Municipal bonds	—	—	5,951	(49)	5,951	(49)
Total	$419,297	$(1,253)	$443,240	$(5,323)	$862,537	$(6,576)
There were 286 and 230 debt securities available-for-sale in an unrealized loss position as of June 30, 2024 and December 31, 2023, respectively. During the six months ended June 30, 2024, we did not record an allowance for credit losses or other impairment charges on our investment securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in

Table of Content
interest rates and market liquidity. Based on the scheduled maturities of our investments, we determined that it was more likely than not that we will hold these investments for a period of time sufficient for a recovery of our cost basis.
The fair values of debt securities available-for-sale by contractual maturity were as follows (in thousands):

	June 30, 2024	December 31, 2023
Maturing in one year or less	$844,822	$768,706
Maturing after one year through five years	432,305	728,717
Total debt securities available-for-sale	$1,277,127	$1,497,423
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
The classifications within the fair value hierarchy of our financial assets that were measured and recorded at fair value on a recurring basis were as follows (in thousands):

	June 30, 2024
	Level 1	Level 2	Total
Commercial paper	$—	$189,302	$189,302
Corporate bonds	—	762,090	762,090
U.S. Treasury and government-sponsored enterprises	—	317,870	317,870
Municipal bonds	—	7,865	7,865
Total debt securities available-for-sale	—	1,277,127	1,277,127
Money market funds	116,234	—	116,234
Certificates of deposit	—	40,943	40,943
Total financial assets carried at fair value	$116,234	$1,318,070	$1,434,304

	December 31, 2023
	Level 1	Level 2	Total
Commercial paper	$—	$214,016	$214,016
Corporate bonds	—	868,245	868,245
U.S. Treasury and government-sponsored enterprises	—	407,321	407,321
Municipal bonds	—	7,841	7,841
Total debt securities available-for-sale	—	1,497,423	1,497,423
Money market funds	154,287	—	154,287
Certificates of deposit	—	72,309	72,309
Total financial assets carried at fair value	$154,287	$1,569,732	$1,724,019
When available, we value investments based on quoted prices for those financial instruments, which is a Level 1 input. Our remaining investments are valued using third-party pricing sources, which use observable market prices, interest rates and yield curves observable at commonly quoted intervals for similar assets as observable inputs for pricing, which is a Level 2 input.

Table of Content
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
As of June 30, 2024, we had one forward contract outstanding to sell €1.8 million. The forward contract with a maturity of three months is recorded at fair value and is included in other current liabilities in the accompanying Condensed Consolidated Balance Sheets. The unrealized loss on the forward contract is immaterial as of June 30, 2024. The forward contract is considered a Level 2 in the fair value hierarchy of our fair value measurements. The net realized and unrealized gains (losses) we recognized on the maturity of forward contracts were immaterial for each of the three and six months ended June 30, 2024 and 2023 and are included in other expense, net on our Condensed Consolidated Statements of Income.
NOTE 6. INVENTORY
Inventory consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$2,912	$7,313
Work in process	58,468	59,422
Finished goods	12,319	9,581
Total	$73,699	$76,316

Balance Sheet classification:
Current portion included in inventory	$20,614	$17,323
Non-current portion included in other non-current assets	53,085	58,993
Total	$73,699	$76,316
NOTE 7. STOCKHOLDERS’ EQUITY
Stock-based Compensation
We have an equity incentive plan under which we granted stock options and restricted stock units (RSUs), including performance-based restricted stock units (PSUs), to employees and directors. As of June 30, 2024, 23.7 million shares were available for grant under the Exelixis, Inc. 2017 Equity Incentive Plan (as amended and restated, the 2017 Plan). The share reserve is reduced by 1 share for each share issued pursuant to a stock option and 2 shares for full value awards, including RSUs and PSUs.
On May 30, 2024, at the 2024 Annual Meeting of Stockholders, our stockholders approved the amendment and restatement of the Exelixis, Inc. 2000 Employee Stock Purchase Plan (as amended and restated, the Amended ESPP). The amendment and restatement increased the share reserve under the Amended ESPP by 6.0 million shares. As of June 30, 2024, 7.2 million shares were available for grant under the Amended ESPP.

Table of Content
We allocated the stock-based compensation expense for our equity incentive plans and our Amended ESPP as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$9,178	$9,589	$13,070	$12,841
Selling, general and administrative	16,176	15,311	31,397	28,720
Total stock-based compensation expense	$25,354	$24,900	$44,467	$41,561
Stock-based compensation expense for each type of award under our equity incentive plans and Amended ESPP were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$1,524	$1,877	$3,262	$4,084
Restricted stock units	22,164	19,757	37,598	32,364
Performance stock units	1,097	1,872	1,824	2,666
Employee stock purchase plan	569	1,394	1,783	2,447
Total stock-based compensation expense	$25,354	$24,900	$44,467	$41,561
During the six months ended June 30, 2024, we granted 0.1 million stock options with a weighted-average exercise price of $22.46 per share and a weighted-average grant date fair value of $9.79 per share. Stock options granted during the six months ended June 30, 2024 have vesting conditions and contractual lives of a similar nature to those described in “Note 8. Stockholders’ Equity” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2023 Form 10-K. As of June 30, 2024, there were 7.2 million stock options outstanding and $6.8 million of related unrecognized compensation expense.
In February 2024, we awarded to certain employees an aggregate of 1.3 million RSUs (the target number) that are subject to a total shareholder return (TSR) market condition (the 2024 TSR-based RSUs). The TSR market condition is based on our relative TSR percentile rank compared to companies in the Nasdaq Biotechnology Index during the performance period, which is December 30, 2023 through January 1, 2027. Depending on the results relative to the TSR market condition, the holders of the 2024 TSR-based RSUs may earn up to 175% of the target number of shares. 50% of the shares earned pursuant to the 2024 TSR-based RSU awards will vest shortly after the end of the performance period, and the remainder will vest approximately one year later, subject to an employee’s continuous service. These 2024 TSR-based RSUs will be forfeited if the market condition at or above a threshold level is not achieved at the end of the performance period on January 1, 2027.
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
During the six months ended June 30, 2024, we granted 3.2 million service-based RSUs with a weighted- average grant date fair value of $21.91 per share. As of June 30, 2024, there were 14.0 million RSUs outstanding, including RSUs that

Table of Content
are subject to a TSR market condition, and $203.1 million of related unrecognized compensation expense. Service-based RSUs granted to employees during the six months ended June 30, 2024 have vesting conditions and contractual lives of a similar nature to those described in “Note 8. Stockholders’ Equity” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2023 Form 10-K.
As of June 30, 2024, there were 2.5 million PSUs outstanding, of which 0.9 million PSUs relate to awards for which we either achieved the performance goal or determined that attainment of the performance goal was probable. Expense recognition for PSUs commences when it is determined that attainment of the performance goal is probable. As of June 30, 2024, the remaining unrecognized stock-based compensation expense for the PSUs that were either achieved or deemed probable of achievement was $2.3 million. The total unrecognized compensation expense for the PSUs for which we have not yet determined that attainment of the performance goal is probable was $37.7 million. For more information about our PSUs, see “Note 8. Stockholders’ Equity” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2023 Form 10-K.
Common Stock Repurchases
In January 2024, our Board of Directors authorized a stock repurchase program to acquire up to $450.0 million of our outstanding common stock before the end of 2024. As of June 30, 2024, we completed the repurchase of 20.3 million shares of common stock for an aggregate purchase price of $450.0 million pursuant to our stock repurchase program.
In August 2024, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock before the end of 2025. Stock repurchases under this program may be made from time to time through a variety of methods, which may include open market purchases, in block trades, 10b5-1 trading plans, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. The timing and amount of any stock repurchases under the stock repurchase program will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of our common stock and general market conditions. The program does not obligate us to acquire any particular amount of our common stock, and the stock repurchase program may be modified, suspended or discontinued at any time without prior notice.
NOTE 8. PROVISION FOR INCOME TAXES
The effective tax rates for the three and six months ended June 30, 2024, were 22.8% and 23.0%, respectively, as compared to 19.1% and 18.5%, respectively, for the corresponding periods in 2023. The effective tax rates for the three and six months ended June 30, 2024, differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes, offset by the generation of federal tax credits. The effective tax rates for the three and six months ended June 30, 2023, differed from the U.S. federal statutory tax rate of 21%, primarily due to the generation of federal tax credits, partially offset by state taxes.
NOTE 9. NET INCOME PER SHARE
Net income per share — basic and diluted, were computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$226,116	$81,178	$263,433	$121,206
Denominator:
Weighted-average common shares outstanding — basic	289,216	324,205	294,986	324,312
Dilutive securities	4,758	3,100	4,766	2,480
Weighted-average common shares outstanding — diluted	293,974	327,305	299,752	326,792

Net income per share — basic	$0.78	$0.25	$0.89	$0.37
Net income per share — diluted	$0.77	$0.25	$0.88	$0.37

Table of Content
Basic net income per share is computed using the weighted-average number of common shares outstanding during the periods. The diluted net income per share is computed using the weighted-average number of shares and dilutive potential common shares outstanding during the periods. Dilutive shares outstanding includes the dilutive effect of in-the-money options, unvested RSUs (including TSR-based RSUs), unvested PSUs when the performance condition is met and ESPP contributions. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method.
Certain potential common shares were excluded from our calculation of weighted-average common shares outstanding — diluted because either they would have had an anti-dilutive effect on net income per share or they were related to shares from PSUs that were contingently issuable and the contingency had not been satisfied at the end of the reporting period.
The weighted-average potential common shares excluded from our calculation were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Anti-dilutive securities and contingently issuable shares excluded	8,788	13,757	8,840	14,674
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
On October 1, 2021, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to U.S. Patents No. 7,579,473 and 8,497,284, if those claims are not found to be invalid, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s proposed ANDA product prior to the expiration of U.S. Patents No. 7,579,473 and 8,497,284 would also infringe certain claims of each patent, if those claims are not found to be invalid. Then, on October 12, 2021, pursuant to a separate stipulation between us and MSN, the Delaware District Court entered an order dismissing MSN’s counterclaims with respect to U.S. Patent No. 9,809,549. In our MSN I complaints, we

Table of Content
sought, among other relief, an order that the effective date of any FDA approval of MSN’s ANDA be a date no earlier than the expiration of all of U.S. Patents No. 7,579,473, 8,497,284 and 8,877,776, the latest of which expires on October 8, 2030, and equitable relief enjoining MSN from infringing these patents. In an effort to streamline the case, the parties narrowed their assertions. On April 8, 2022, MSN withdrew its validity challenge to U.S. Patent No. 8,877,776. On April 14, 2022, we agreed not to assert U.S. Patent No. 8,497,284 at trial and MSN, correspondingly, agreed to withdraw its validity challenges to U.S. Patent No. 8,497,284, as well as claims 1-4 and 6-7 of U.S. Patent No. 7,579,473. As a result of this narrowing, the trial addressed two issues: (1) infringement of claim 1 of the U.S. Patent No. 8,877,776; and (2) validity of claim 5 of the U.S. Patent No. 7,579,473. A bench trial for MSN I occurred in May 2022, and on January 19, 2023, the Delaware District Court issued a ruling rejecting MSN’s invalidity challenge to U.S. Patent No. 7,759,473. The Delaware District Court also ruled that MSN’s proposed ANDA product does not infringe U.S. Patent No. 8,877,776 and accordingly entered judgment that the effective date of any final FDA approval of MSN’s ANDA shall not be a date earlier than August 14, 2026, the expiration date of U.S. Patent No. 7,759,473. Final judgment was entered on January 30, 2023. This ruling in MSN I does not impact our separate and ongoing MSN II lawsuit (as defined below).
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
On June 21, 2022, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015, if those claims are not found to be invalid, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s proposed ANDA product prior to the expiration of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015 would also infringe certain claims of each patent, if those claims are not found to be invalid. In our MSN II complaints, we are seeking, among other relief, an order that the effective date of any FDA approval of MSN’s ANDA would be a date no earlier than the expiration of all of U.S. Patents No. 11,091,439, 11,091,440, 11,098,015 and 11,298,349, the latest of which expires on February 10, 2032, and equitable relief enjoining MSN from infringing these patents. On September 28, 2023, the Delaware District Court granted the parties’ stipulation of dismissal of MSN’s equitable defenses and counterclaims. A bench trial occurred in October 2023, and a judgment is expected during the second half of 2024.
Teva ANDA Litigation
In May 2021, we received notice letters regarding an ANDA Teva submitted to the FDA by Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals Development, Inc. and Teva Pharmaceuticals USA, Inc. (individually and collectively referred to as Teva), requesting approval to market a generic version of CABOMETYX tablets. Teva’s notice letters included a Paragraph IV certification with respect to our U.S. Patents No. 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Orange Book. Teva’s notice letters did not provide a Paragraph IV certification against any additional CABOMETYX patents. On June 17, 2021, we filed a complaint in the Delaware District Court for patent infringement against Teva asserting infringement of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 arising from Teva’s ANDA filing with the FDA. On August 27, 2021, Teva filed its

Table of Content
answer and counterclaims to the complaint, alleging that the asserted claims of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 are invalid and not infringed. On September 17, 2021, we filed an answer to Teva’s counterclaims. On July 29, 2022, we received notice from Teva that it had amended its ANDA to assert an additional Paragraph IV certification. As amended, Teva’s ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of a previously-unasserted CABOMETYX patent that is now listed in the Orange Book: U.S. Patent No. 11,298,349 (pharmaceutical composition). On September 2, 2022, we filed a complaint in the Delaware District Court for patent infringement against Teva, asserting infringement of U.S. Patent No. 11,298,349 arising from Teva’s amended ANDA filing with the FDA. We sought, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA be a date no earlier than the expiration of all of U.S. Patents No. 9,724,342, 10,034,873, 10,039,757 and 11,298,349, the latest of which expires on July 9, 2033, and equitable relief enjoining Teva from infringing these patents. On September 30, 2022, the parties filed a stipulation to consolidate the two lawsuits, numbered Civil Action Nos. 21-00871 and 22-01168, and to stay all proceedings, which was granted by the Delaware District Court on October 3, 2022. Following a similar order granted by the Delaware District Court on February 9, 2022 to stay all proceedings with respect to Civil Action No. 21-00871, this case remained administratively closed, and Civil Action No. 22-01168 was administratively closed on October 3, 2022. In July 2023, we entered into a settlement and license agreement (the Teva Settlement Agreement) with Teva to end these litigations. Pursuant to the terms of the Teva Settlement Agreement, we will grant Teva a license to market its generic version of CABOMETYX in the U.S. beginning on January 1, 2031, if approved by the FDA and subject to conditions and exceptions common to agreements of this type. On September 15, 2023, the parties filed a joint stipulation of dismissal with the Delaware District Court, and on September 19, 2023, the Delaware District Court granted the parties’ stipulation and dismissed the case without prejudice.
Cipla ANDA Litigation
On February 6, 2023, we received a notice letter regarding an ANDA submitted to the FDA by Cipla, Ltd. and Cipla USA, Inc. (individually and collectively referred to as Cipla), including a Paragraph IV certification with respect to our U.S. Patents No. 8,877,776 (salt and polymorphic forms), 9,724,342 (formulations), 10,039,757 (methods of treatment), 11,091,439 (crystalline salt forms), 11,091,440 (pharmaceutical composition), 11,098,015 (methods of treatment) and 11,298,349 (pharmaceutical composition). Cipla’s notice letter did not provide a Paragraph IV certification against any additional CABOMETYX patents. On March 16, 2023, we filed a complaint in the Delaware District Court for patent infringement against Cipla asserting infringement of U.S. Patents No. 8,877,776, 11,091,439, 11,091,440, 11,098,015 and 11,298,349 arising from Cipla’s ANDA filing with the FDA. Cipla’s ANDA requests approval to market a generic version of CABOMETYX tablets prior to the expiration of the aforementioned patents. We are seeking, among other relief, an order that the effective date of any FDA approval of Cipla’s ANDA would be a date no earlier than the expiration of all of U.S. Patents No. 8,877,776, 11,091,439, 11,091,440, 11,098,015 and 11,298,349, the latest of which expires on February 10, 2032, and equitable relief enjoining Cipla from infringing these patents. On May 4, 2023, we filed, under seal, a stipulation and proposed order to stay all proceedings, and the Delaware District Court, in a sealed order on the same day, granted the proposed order and administratively closed the case. On May 5, 2023, the Delaware District Court issued a redacted version of the May 4, 2023 stipulation and proposed order. On March 27, 2024, we received notice from Cipla that it had amended its ANDA to assert additional Paragraph IV certifications. The ANDA now requests approval to market generic versions of CABOMETYX tablets with 20 mg and 40 mg dosage strengths (in addition to the 60 mg dosage strength contemplated by Cipla’s original ANDA) prior to expiration of U.S. Patents No. 8,877,776, 9,724,342, 10,039,757, 11,091,439, 11,091,440, 11,098,015 and 11,298,349. In May 2024, we entered into a settlement and license agreement (the Cipla Settlement Agreement) with Cipla to end these litigations. Pursuant to the terms of the Cipla Settlement Agreement, we granted Cipla a license to market its generic version of CABOMETYX in the U.S. beginning on January 1, 2031, if approved by the FDA and subject to conditions and exceptions common to agreements of this type. On July 8, 2024, the parties filed a joint stipulation of dismissal with the Delaware District Court, and on July 9, 2024, the Delaware District Court granted the parties’ stipulation and dismissed the case without prejudice.
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

Table of Content
NOTE 11. RESTRUCTURING
Our Board of Directors authorized, and we implemented, a corporate restructuring plan (the 2024 Restructuring Plan) to reduce our workforce and rebalance our cost structure in alignment with our strategic priorities. Restructuring expenses expected to be incurred under the 2024 Restructuring Plan include: severance and employee-related costs; asset impairment; and contract termination and other exit costs. The total estimated restructuring costs associated with the 2024 Restructuring Plan are approximately $33.5 million and will be recorded to the restructuring expense line item within our Condensed Consolidated Statements of Income as they are incurred through the end of the plan. During the three and six months ended June 30, 2024, we recognized $0.5 million and $33.3 million, respectively, in expenses associated with the 2024 Restructuring Plan which are presented in restructuring in the accompanying Condensed Consolidated Statements of Income.
In connection with the 2024 Restructuring Plan, we exited two leases in the Greater Philadelphia area and the right-of-use assets, related leasehold improvements and certain other long-lived assets were remeasured and recorded at fair value, see “Note 5. Fair Value” for additional information.
We incurred the majority of the charges related to the 2024 Restructuring Plan during the first quarter of 2024 and substantially completed the 2024 Restructuring Plan as of the end of the second quarter of 2024. The expected pre-tax charges are estimates and are subject to a number of assumptions and actual results may vary from the estimates provided.
The restructuring activities and balances as of and for the six months ended June 30, 2024 were as follows (in thousands):

		Six Months Ended June 30, 2024
	Accrued at December 31, 2023	Initial Costs	Adj. to Costs(2)	Non-cash charges	Cash Payments	Accrued at June 30, 2024(3)	Total Costs Incurred to Date	Total Expected Plan Costs
Severance and employee-related costs	$—	$15,656	$69	$—	$(15,469)	$256	$15,725	$15,725
Contract termination and other exit costs(1)	—	5,010	(4)	—	(5,006)	—	5,006	5,242
Asset impairment	—	12,318	261	(12,579)	—	—	12,579	12,579
Total restructuring	$—	$32,984	$326	$(12,579)	$(20,475)	$256	$33,310	$33,546
__________________
(1)     Contract termination costs consist of accruals for costs to be incurred without future economic benefit, and other exit costs expensed as incurred.
(2)    Adjustments to costs consist of changes in estimates whereby increases and decreases in costs were recorded to operating expenses in the period of adjustments.
(3)     As of June 30, 2024, substantially all restructuring liabilities have been recorded in accrued compensation and benefits in the accompanying Condensed Consolidated Balance Sheets.

Table of Content
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
We plan to continue leveraging our operating cash flows to advance a broad array of diverse biotherapeutics and small molecule programs for the treatment of cancer, as well as to support ongoing company-sponsored and externally sponsored trials evaluating cabozantinib. The product candidates furthest along in our pipeline are: zanzalintinib, a novel, potent, third-generation oral tyrosine kinase inhibitor (TKI) that targets VEGF receptors, MET and the TAM kinases (TYRO3, AXL and MER); and XL309, a clinical-stage and potentially best-in-class small molecule inhibitor of USP1, which has emerged as a synthetic lethal target in the context of BRCA-mutated tumors. We complement our internal drug discovery and development efforts by in-licensing investigational oncology assets or obtaining options to acquire other investigational oncology assets from third parties if those oncology assets demonstrate evidence of clinical success. Examples of this approach include XL309 and ADU-1805, a clinical-stage and potentially best-in-class human monoclonal antibody (mAb) that targets SIRPα.
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

Table of Content
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
We are also pursuing other indications for cabozantinib that have the potential to increase the number of cancer patients who could potentially benefit from this medicine. In August 2023, we announced positive results from CABINET, a phase 3 pivotal study that evaluated cabozantinib versus placebo in patients who experienced progression after prior systemic therapy in two independently powered cohorts: one for patients with advanced pancreatic neuroendocrine tumors (pNET) and another for patients with extra-pancreatic neuroendocrine tumors (epNET). Data from CABINET demonstrated that cabozantinib substantially prolonged progression-free survival (PFS) in both pNET and epNET cohorts, and that the safety profile of cabozantinib observed in the trial was consistent with its known safety profile. In August 2024, we announced that the FDA had accepted our supplemental New Drug Application (sNDA) seeking approval for cabozantinib to treat adult patients with previously treated, locally advanced/unresectable or metastatic, well- or moderately differentiated pNET and epNET, granted standard review in the U.S. and assigned a Prescription Drug User Fee Act (PDUFA) target action date of April 3, 2025. The FDA also granted orphan drug designation to cabozantinib for the treatment of pNET. A detailed final analysis from CABINET will be presented during an oral session at the European Society for Medical Oncology Congress in September 2024. CABINET was conducted by the Alliance for Clinical Trials in Oncology through our Cooperative Research and Development Agreement with the National Cancer Institute’s Cancer Therapy Evaluation Program, which along with our investigator-sponsored trial program, provides an avenue for independent investigations of cabozantinib.
Building on preclinical and clinical observations that cabozantinib in combination with ICIs may promote a more immune-permissive tumor environment, we have initiated several pivotal studies to further explore these combination regimens, including collaborations with F. Hoffmann-La Roche Ltd. (Roche) and BMS. In August 2023, we announced positive top-line results from CONTACT-02, a phase 3 pivotal trial sponsored by us and co-funded by Roche, evaluating the combination of cabozantinib and Roche’s ICI, atezolizumab, versus a second novel hormonal therapy (NHT) in patients with metastatic castration-resistant prostate cancer and soft-tissue disease who have progressed after treatment with one prior NHT. The trial met one of two primary endpoints, demonstrating a statistically significant improvement in PFS (hazard ratio [HR]: 0.65; 95% confidence interval [CI]: 0.50-0.84, p=0.0007) in the predefined PFS intent-to-treat population (i.e., the first 400 randomized patients). The study also demonstrated a non-statistically significant improvement in overall survival (OS) (HR: 0.79; 95% CI: 0.58-1.07; p=0.13), the other primary endpoint, in the intent-to-treat population at the first interim analysis for OS, which was conducted at the same time as the PFS analysis. These mature PFS data and interim OS data were presented at the American Society of Clinical Oncology (ASCO) Genitourinary Cancers Symposium in January 2024, and the improvements in PFS and OS were observed across all patient subgroups, including those poor prognostic, pre-specified subgroups of patients with liver metastases, patients with bone metastases and patients who had previously received docetaxel to treat metastatic castration-sensitive prostate cancer. The final OS analysis for CONTACT-02 has been completed; while OS continued to favor the combination of cabozantinib and atezolizumab, it did not achieve statistical significance. The safety profile observed in the trial was reflective of the known safety profiles for each single agent, and was consistent with the known tolerability profile of approved ICI-TKI combinations in advanced solid tumors. We intend to submit an sNDA to the FDA this year and to present these final data and additional detailed findings at a future medical meeting.

Table of Content
In August 2024, we announced the final analysis for the secondary endpoint of OS for COSMIC-313, a phase 3 pivotal trial evaluating the combination of cabozantinib, nivolumab and ipilimumab versus the combination of nivolumab and ipilimumab in patients with previously untreated advanced intermediate- or poor-risk RCC. At the final analysis, the experimental arm did not demonstrate an OS benefit over the control arm. Based on these results and the evolution of the first-line RCC treatment landscape since this study was initiated in May 2019, Exelixis will not pursue a regulatory path for COSMIC-313. Detailed final results will be presented at a future medical meeting.
Pipeline Activities
Zanzalintinib
Zanzalintinib is a novel, potent, third-generation oral TKI that targets VEGF receptors, MET and the TAM kinases (TYRO3, AXL and MER) implicated in cancer’s growth and spread, and is our first in-house compound to enter the clinic following our re-initiation of drug discovery activities in 2017. We are evaluating zanzalintinib in a growing development program that builds on our prior experience with cabozantinib and targets indications with high unmet need. We have established collaborations and will continue to explore additional opportunities for novel combinations with zanzalintinib. To date, we have initiated two large phase 1b/2 clinical trials studying zanzalintinib as a monotherapy and in combination with ICIs (STELLAR-001 and STELLAR-002) and one targeted phase 1b/2 trial studying zanzalintinib in combination with AB521, an inhibitor of the transcription factor HIF-2a developed by Arcus Biosciences, Inc. (STELLAR-009). Patient enrollment into STELLAR-001 was completed in 2023, and enrollment into STELLAR-002 and STELLAR-009 is ongoing.
We have also initiated three pivotal trials evaluating zanzalintinib in combination with ICIs. Our first such trial, STELLAR-303, was initiated in June 2022 and is evaluating zanzalintinib in combination with atezolizumab versus regorafenib in patients with metastatic, refractory non-microsatellite instability-high or non-mismatch repair-deficient colorectal cancer; we announced completion of enrollment into STELLAR-303 in August 2024, and preliminary results are expected in 2025. The second pivotal trial, STELLAR-304, was initiated in December 2022 and is evaluating zanzalintinib in combination with nivolumab versus sunitinib in previously untreated patients with advanced non-clear cell RCC; we anticipate completing enrollment into STELLAR-304 by mid-2025. Most recently, in December 2023, we initiated STELLAR-305, a phase 2/3 pivotal trial evaluating zanzalintinib in combination with Merck & Co., Inc.’s pembrolizumab versus monotherapy pembrolizumab in patients with previously untreated PD-L1-positive recurrent or metastatic Squamous Cell Cancers of the head and neck. Beyond STELLAR-303, STELLAR-304 and STELLAR-305, we intend to initiate additional pivotal trials evaluating zanzalintinib across a broad array of future potential indications, including STELLAR-311, a planned phase 3 pivotal trial evaluating zanzalintinib versus everolimus as a first oral therapy in patients with pNET and epNET, which we anticipate initiating in the first half of 2025.
Biotherapeutics
Much of our drug discovery activity focuses on discovering and advancing various biotherapeutics that have the potential to become anti-cancer therapies, such as bispecific antibodies, ADCs and other innovative treatments. ADCs in particular present a unique opportunity for new cancer treatments, given their capabilities to target the delivery of anti-cancer drug payloads to specific cells expressing the target; this increased precision should minimize collateral impact on healthy tissues that do not express the target. This approach has been validated by multiple regulatory approvals of ADCs in the past several years. To facilitate the growth of our various biotherapeutics programs, we have established multiple research collaborations and in-licensing arrangements and have entered into other strategic transactions aimed at conserving capital and managing risks, collectively providing us access to antibodies, binders, payloads and conjugation technologies to generate next-generation ADCs or multispecific antibodies.
As part of our strategy to access clinical- or near-clinical-stage assets, we executed an exclusive option and license agreement and clinical development collaboration with Sairopa B.V. (Sairopa) to develop ADU-1805. ADU-1805 is currently being evaluated in a phase 1 clinical trial in patients with advanced or metastatic refractory solid tumors, and enrollment is ongoing. Future plans for ADU-1805 include investigating the compound’s potential in combination with approved ICIs. In addition to the option deal with Sairopa, some of our active research collaborations for biotherapeutics programs include collaborations with:
•Adagene Inc. (Adagene), which is focused on using Adagene’s SAFEbodyTM technology to develop novel masked ADCs or other innovative biotherapeutics with potential for improved therapeutic index;
•Catalent, Inc. (Catalent), which is focused on the discovery and development of multiple ADCs using Catalent’s proprietary SMARTag® site-specific bioconjugation technology; and

Table of Content
•Invenra, Inc. (Invenra), which is focused on the discovery and development of novel binders and multispecific antibodies for the treatment of cancer.
We have made significant progress under our research collaborations and in-licensing arrangements and believe we will continue to do so during the remainder of 2024 and in future years. For example, in August 2024, we announced the initiation of a phase 1 trial evaluating XB010, both as a monotherapy and in combination with pembrolizumab, in patients with advanced solid tumors, following the FDA’s earlier acceptance of our Investigational New Drug (IND) application. XB010 is our first ADC advanced internally, consisting of a monomethyl auristatin E payload conjugated to an mAb targeting the tumor antigen 5T4. XB010 was constructed using Catalent’s SMARTag site-specific bioconjugation platform, and its 5T4-targeting mAb was discovered in collaboration with Invenra. Over the next two years, we also intend to advance four additional biotherapeutic candidates toward potential IND filings, and each of these candidates was discovered, in part, in connection with our research collaborations and in-licensing arrangements, including: XB628, a bispecific antibody that targets both PD-L1 and NKG2A; XB371, a next-generation tissue-factor (TF)-targeting ADC that is differentiated from XB002 and consists of a topoisomerase inhibitor payload conjugated to a mAb targeting TF; XB064, a high-affinity mAb that targets ILT2, expression of which is associated with resistance to PD-1 pathway inhibitors; and XB033, an ADC targeting the tumor antigen IL13Ra2.
In August 2024, we announced that we will discontinue the development of XB002, our TF-targeting ADC, as part of our portfolio prioritization efforts. Based on available data, the compound is unlikely to improve upon tisotumab vedotin or other competitor TF-targeting ADCs currently in development. We plan to disclose data from the phase 1 JEWEL-101 study, evaluating XB002 in advance solid tumors, at a later date. We plan to reallocate resources to new pivotal trials with zanzalintinib, advancing XL309 and our growing pipeline.
Other Small Molecules
The knowledge and experience gained through our efforts to discover cabozantinib, cobimetinib and esaxerenone, each of which were approved by regulatory authorities and are commercially distributed, informs our current strategy for discovering and developing additional small molecules with the potential to treat cancer:
•XL309 is a potentially best-in-class small molecule inhibitor of USP1, a synthetic lethal target in the context of BRCA-mutated tumors. It is currently being evaluated in a phase 1 clinical trial as monotherapy and in combination with PARP1/2 inhibition in patients with advanced solid tumors; enrollment is ongoing. XL309 has potential in patients with tumors that have become refractory to PARP inhibitors (PARPi), including forms of ovarian, breast and prostate cancers, and in combination with PARPi agents, could potentially deepen the response seen to PARPi and broaden the activity beyond the current landscape for PARPi.
•XL495 is an inhibitor of PKMYT1 with best-in-class potential to treat solid tumors due to its improved selectivity and pharmacokinetic profiles with a potential IND filing in 2024.
Beyond these assets, we continue to make progress on multiple lead optimization programs for inhibitors of a variety of targets that we believe play significant roles in tumor growth, and we anticipate that some of these other programs could reach development candidate status in 2025 and beyond.
Future Expansion of our Pipeline
Increasing the number of novel anti-cancer agents in our pipeline is essential to our overall strategy and business goals. We are working to expand our oncology product pipeline through drug discovery efforts, which encompass our diverse biotherapeutics and small molecule programs exploring multiple modalities and mechanisms of action. This approach provides a high degree of flexibility with respect to target selection and modality of treatment and allows us to prioritize those targets that we believe have the greatest chance of becoming impactful therapeutics. As part of our strategy, our drug discovery activities have and will continue to include research collaborations, in-licensing arrangements and other strategic transactions that collectively leverage a wide range of technology platforms and assets and increase our probability of success. As of the date of this Quarterly Report on Form 10-Q, we expect to progress at least two new development candidates into preclinical development later in 2024. We will continue to engage in pipeline expansion initiatives with the goal of acquiring and in-licensing promising investigational oncology assets and then further characterize and develop them utilizing our established preclinical and clinical development infrastructure.

Table of Content
Second Quarter 2024 Business Updates and Financial Highlights
During the second quarter of 2024, we continued to execute on our business objectives, generating significant revenues from operations and enabling us to continue to seek to maximize the clinical and commercial potential of our products and expand our product pipeline. Significant business updates and financial highlights for the quarter and subsequent to quarter-end include:
Business Updates
•In May 2024, we announced entry into a settlement agreement with Cipla Ltd. and Cipla USA, Inc. (individually and collectively referred to as Cipla). This settlement resolves patent litigation we brought in response to Cipla’s Abbreviated New Drug Application (ANDA) seeking approval to market generic versions of CABOMETYX tablets (20 mg / 40 mg / 60 mg) prior to the expiration of our applicable patents. For a more detailed discussion of the Cipla matter, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.
•As of June 30, 2024, we have repurchased $450 million of our common stock at an average purchase price of $22.17 per share (excluding commission), completing the repurchase program we announced in January 2024. With the completion of this 2024 stock repurchase program, we have returned $1 billion to shareholders since our Board of Directors authorized the initial $550 million stock repurchase program in March 2023.
•In July 2024, Ipsen announced the expansion of our collaboration for the commercialization of cabozantinib to include pNET and epNET indications. Accordingly, Ipsen may seek marketing authorization for CABOMETYX in these indications outside of the U.S. and Japan, and in addition, Ipsen has opted into and is now co-funding the development costs for CABINET.
•In August 2024, we announced that the FDA had accepted our sNDA for CABOMETYX as a treatment for adult patients with previously treated, locally advanced/unresectable or metastatic, well- or moderately differentiated pNET and epNET, granted standard review and assigned a PDUFA target action date of April 3, 2025.
•In August 2024, we announced the initiation of a phase 1 clinical trial evaluating XB010, our first ADC advanced internally, following the FDA’s earlier acceptance of our IND filing.
•In August 2024, we announced the achievement of a $150.0 million commercial milestone, recognized as license revenues from Ipsen during the second quarter of 2024, following Ipsen’s achievement of $600.0 million in cumulative net sales of cabozantinib in its related license territory over four consecutive quarters. We expect to receive the milestone payment during the third quarter of 2024.
•In August 2024, we announced that our Board of Directors authorized the repurchase of up to $500 million of our common stock before the end of 2025.
Financial Highlights
•Net product revenues for the second quarter of 2024 were $437.6 million, as compared to $409.6 million for the second quarter of 2023.
•Total revenues for the second quarter of 2024 were $637.2 million, as compared to $469.8 million for the second quarter of 2023.
•Research and development expenses for the second quarter of 2024 were $211.1 million, as compared to $232.6 million for the second quarter of 2023.
•Selling, general and administrative expenses for the second quarter of 2024 were $132.0 million, as compared to $141.7 million for the second quarter of 2023.
•Provision for income taxes for the second quarter of 2024 was $66.7 million, as compared to $19.2 million for the second quarter of 2023.
•Net income for the second quarter of 2024 was $226.1 million, or $0.78 per share, basic and $0.77 per share, diluted, as compared to net income of $81.2 million, or $0.25 per share, basic and diluted, for the second quarter of 2023.
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

Table of Content
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
Even if the required regulatory approvals to market CABOMETYX for additional indications are achieved, we and our collaboration partners may not be able to commercialize CABOMETYX effectively and successfully in these additional indications. In addition, CABOMETYX will only continue to be commercially successful if private third-party and government payers continue to provide coverage and reimbursement. As is the case for all innovative pharmaceutical therapies, obtaining and maintaining coverage and reimbursement for CABOMETYX is becoming increasingly difficult, both within the U.S. and in foreign markets. In addition, healthcare policymakers in the U.S. continue to express concern over healthcare costs, and corresponding legislative and policy initiatives and activities have been launched aimed at increasing the healthcare cost burdens borne by pharmaceutical manufacturers, as well as expanding access to, and restricting the prices and growth in prices of, pharmaceuticals.
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
In the longer term, we may eventually face competition from potential manufacturers of generic versions of our marketed products, including the proposed generic versions of CABOMETYX tablets that are the subject of ANDAs submitted to the FDA by MSN, Teva (each as defined below) and Cipla. The approval of any of these ANDAs and subsequent launch of any generic version of CABOMETYX could significantly decrease our revenues derived from the U.S. sales of CABOMETYX and thereby materially harm our business, financial condition and results of operations.
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
Fiscal Year Convention
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31. Fiscal year 2024, which is a 53-week fiscal year, will end on January 3, 2025 and fiscal year 2023, which was a 52-week fiscal year, ended on December 29, 2023. For convenience, references in this report as of and for the fiscal periods ended June 28, 2024, and as of and for the fiscal years ending January 3, 2025 and ended December 29, 2023 are indicated as being as of and for the periods ended June 30, 2024, and the years ending December 31, 2024 and ended December 31, 2023, respectively.

Table of Content
Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Net product revenues	$437,581	$409,646	7%	$816,104	$773,046	6%
License revenues	194,986	52,747	270%	239,662	91,039	163%
Collaboration services revenues	4,611	7,455	-38%	6,638	14,551	-54%
Total revenues	$637,178	$469,848	36%	$1,062,404	$878,636	21%
Net Product Revenues
Gross product revenues, discounts and allowances and net product revenues were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Gross product revenues	$604,291	$563,173	7%	$1,168,076	$1,084,495	8%
Discounts and allowances	(166,710)	(153,527)	9%	(351,972)	(311,449)	13%
Net product revenues	$437,581	$409,646	7%	$816,104	$773,046	6%
Net product revenues by product were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
CABOMETYX	$433,341	$403,292	7%	$809,758	$765,065	6%
COMETRIQ	4,240	6,354	-33%	6,346	7,981	-20%
Net product revenues	$437,581	$409,646	7%	$816,104	$773,046	6%
The increases in net product revenues for the three and six months ended June 30, 2024, as compared to the corresponding prior year periods, were primarily related to increases of 5% for each period in the number of CABOMETYX units sold as a result of the FDA’s approval of CABOMETYX in combination with nivolumab as a first-line treatment of patients with advanced RCC and, to a lesser extent, increases of 3% and 1%, respectively, in the average net selling price of CABOMETYX. The increase in sales volume is largely driven by refills, reflecting the longer duration of therapy for this combination, and an increase in related market share reflecting the continued evolution of the metastatic RCC, HCC and DTC treatment landscapes.
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
Discounts and allowances as a percentage of gross revenues have generally increased over time as the number of patients participating in government programs has increased and as the discounts given and rebates paid to government payers have also increased. The increases in the amount of discounts and allowances for the three and six months ended June 30, 2024, as compared to the corresponding prior year periods, were primarily the result of increases in volume of

Table of Content
units sold, and the increase in utilization and dollar amount of chargebacks under the 340B Drug Pricing Program and the Federal Supply Schedule program.
We project our discounts and allowances as a percentage of gross revenues may increase for the remainder of 2024, as compared to the corresponding prior year periods, for similar reasons noted above.
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
Milestone revenues, which are allocated between license revenues and collaboration services revenues, were $151.5 million and $153.0 million for the three and six months ended June 30, 2024, respectively, as compared to $11.0 million and $12.3 million, respectively, for the corresponding prior year periods. Milestone revenues by period included the following:
•For the three and six months ended June 30, 2024, $150.0 million in revenues recognized in connection with a commercial milestone from Ipsen upon its achievement of $600.0 million in cumulative net sales of cabozantinib over four consecutive quarters in its related Ipsen license territory.
•For the three and six months ended June 30, 2023, $9.8 million in revenues recognized in connection with a commercial milestone of $11.0 million from Takeda upon its achievement of $150.0 million of cumulative net sales of cabozantinib in Japan.
Royalty revenues increased primarily as a result of an increase in Ipsen’s net sales of cabozantinib outside of the U.S. and Japan. Ipsen royalties were $37.9 million and $74.8 million for the three and six months ended June 30, 2024, respectively, as compared to $34.0 million and $63.8 million, respectively, for the corresponding prior year periods. Ipsen’s net sales of cabozantinib have continued to grow since the first commercial sale of CABOMETYX in the Ipsen territories in 2016, primarily due to regulatory approvals in new territories, including regulatory approval in the EU for the combination therapy of CABOMETYX and nivolumab received in March 2021. Royalty revenues for the three and six months ended June 30, 2024 also included $3.3 million and $6.0 million, respectively, related to Takeda’s net sales of cabozantinib, as compared to $3.4 million and $6.2 million, respectively, for the corresponding prior year periods. Takeda’s net sales of cabozantinib have continued to grow since Takeda’s first commercial sale of CABOMETYX in Japan in 2020; however, royalty revenues during the three and six months ended June 30, 2024 were unfavorably impacted by foreign currency rate fluctuations, as compared to the corresponding prior year periods. CABOMETYX is approved and is commercially available in 68 countries outside the U.S.
Our share of profits on the U.S. commercialization of COTELLIC under our collaboration agreement with Genentech were $2.1 million and $4.7 million for the three and six months ended June 30, 2024, respectively, as compared to $5.5 million and $8.4 million, respectively, for the corresponding prior year periods. We also earned royalties on ex-U.S. net sales of COTELLIC by Genentech of $0.8 million and $1.6 million for the three and six months ended June 30, 2024, respectively, as compared to $0.9 million and $2.0 million, respectively, for the corresponding prior year periods.
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
Development cost reimbursements were $8.6 million and $14.9 million for the three and six months ended June 30, 2024, respectively, as compared to $9.7 million and $20.2 million, respectively, for the corresponding prior year periods. The decreases in development cost reimbursements during the three and six months ended June 30, 2024 were primarily attributable to decreases in spending on the CONTACT-02, CheckMate -9ER and COSMIC-021 studies, partially offset by Ipsen’s decision to opt-in and co-fund CABINET development costs in the second quarter of 2024, which includes a

Table of Content
cumulative catch-up for Ipsen’s share of global development costs incurred since the beginning of the study and through the end of the period.
Collaboration services revenues were reduced by $5.3 million and $10.7 million for the three and six months ended June 30, 2024, respectively, as compared to $5.0 million and $9.5 million, respectively, for the corresponding prior year periods, to account for the 3% royalty we are required to pay on the net sales by Ipsen and Takeda of any product containing cabozantinib. As royalty generating sales of cabozantinib by Ipsen have increased as described above, our royalty payments have also increased.
We project our collaboration services revenues may decrease for the remainder of 2024, as compared to the corresponding prior year period, primarily as a result of a decrease in development cost reimbursement revenues and uncertainties regarding the timing and achievement of milestone revenues.
Cost of Goods Sold
The cost of goods sold and our gross margins were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Cost of goods sold	$17,667	$17,705	0%	$38,923	$32,020	22%
Gross margin %	96%	96%		95%	96%
Cost of goods sold is related to our product revenues and consists of a 3% royalty payable on U.S. net sales of any product containing cabozantinib, as well as the cost of inventory sold, indirect labor costs, write-downs related to expiring, excess and obsolete inventory and other third-party logistics costs. Cost of goods sold for the three months ended June 30, 2024, as compared to the corresponding prior year period was flat, as the increase in royalties as a result of increased U.S. CABOMETYX sales was offset by a decrease in certain period costs. The increase in cost of goods sold for the six months ended June 30, 2024, as compared to the corresponding prior year period, was primarily due to an increase in certain period costs, including an increase in write-downs for excess inventory. We project our gross margin will not change significantly during the remainder of 2024.
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
Development expenses include license and other collaboration costs, primarily comprised of upfront license fees, development milestones and other payments associated with our clinical-stage in-licensing collaboration programs, clinical trial costs, personnel expenses, consulting and outside services and other development costs, including manufacturing costs of our drug development candidates. Our drug discovery group utilizes a variety of technologies, including in-licensed technologies, to enable the rapid discovery, optimization and extensive characterization of lead compounds and biotherapeutics such that we are able to select development candidates with the best potential for further evaluation and advancement into clinical development. Drug discovery expenses include license and other collaboration costs primarily comprised of upfront license fees, research funding commitments, option exercise fees, development milestones and other payments associated with our in-licensing collaboration programs in preclinical development stage. Other drug discovery costs include personnel expenses, consulting and outside services and laboratory supplies. Other research and development expenses include the allocation of general corporate costs to research and development services and development cost reimbursements in connection with certain of our collaboration arrangements.

Table of Content
Research and development expenses by category were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Development:
Clinical trial costs	$59,215	$64,309	-8%	$133,933	$120,802	11%
Personnel expenses	47,294	42,362	12%	92,810	84,060	10%
License and other collaboration costs	—	—	n/a	17,500	—	n/a
Consulting and outside services	12,907	11,487	12%	24,033	20,968	15%
Other development costs	26,818	22,055	22%	50,845	40,873	24%
Total development	146,234	140,213	4%	319,121	266,703	20%
Drug discovery:
License and other collaboration costs	5,768	16,841	-66%	11,063	61,577	-82%
Other drug discovery costs	19,328	31,708	-39%	36,523	62,068	-41%
Total drug discovery	25,096	48,549	-48%	47,586	123,645	-62%
Stock-based compensation	9,178	9,589	-4%	13,070	12,841	2%
Other research and development	30,639	34,219	-10%	59,059	63,627	-7%
Total research and development expenses	$211,147	$232,570	-9%	$438,836	$466,816	-6%
In addition, we track our external clinical trial costs by product and product candidate and by scientific modalities, which are categorized as small molecule and biotherapeutics programs. Small molecule clinical development for the reported periods was primarily composed of cabozantinib and zanzalintinib. Biotherapeutics clinical development for the reported periods was composed of XB002.
Clinical trial costs by scientific modalities, by product and by product candidate were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Small molecules:
Zanzalintinib	$31,093	$29,978	4%	$71,101	$49,429	44%
Cabozantinib	16,399	27,685	-41%	34,725	57,189	-39%
Other small molecules	3,490	2,590	35%	7,579	5,293	43%
Total small molecules	50,982	60,253	-15%	113,405	111,911	1%
Biotherapeutics	8,233	4,056	103%	20,528	8,891	131%
Total clinical trial costs	$59,215	$64,309	-8%	$133,933	$120,802	11%
The decreases in research and development expenses for the three and six months ended June 30, 2024, as compared to the corresponding prior year periods, were primarily related to decreases in license and other collaboration costs, other drug discovery costs, and other research and development, partially offset by an increase in manufacturing costs to support Exelixis’ development candidates (presented as part of other development costs) and clinical trial costs.
Drug discovery-related license and other collaboration costs decreased for the three and six months ended June 30, 2024, as compared to the corresponding prior year periods, primarily due to lower development milestone achievement. Development-related license and other collaboration costs increased for the six months ended June 30, 2024, as compared to the corresponding prior year period, due to milestone achievement in our clinical-stage in-licensing collaboration programs. Other drug discovery costs decreased for the three and six months ended June 30, 2024, as compared to the corresponding prior year periods, primarily due to decreases in laboratory supplies and consulting and outside services. Other research and development costs decreased for the three and six months ended June 30, 2024, as

Table of Content
compared to the corresponding prior year periods, primarily due to lower technology costs, including our investments in business technology initiatives.
Clinical trial costs, which include services performed by third-party contract research organizations and other vendors who support our clinical trials, decreased for the three months ended June 30, 2024, as compared to the corresponding prior year period, primarily due to lower costs associated with cabozantinib studies, partially offset by higher costs associated with studies evaluating XB002 and zanzalintinib. Clinical trial costs increased for the six months ended June 30, 2024, as compared to the corresponding prior year period, primarily due to higher costs associated with studies evaluating zanzalintinib and XB002, partially offset by lower costs associated with cabozantinib studies.
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
We project that clinical trial costs may increase for the remainder of 2024, as compared to the corresponding prior year period, primarily driven by higher costs associated with various studies evaluating zanzalintinib, XL309 and XB010, partially offset by lower costs associated with cabozantinib studies. We continue our development efforts with cabozantinib to maximize the therapeutic and commercial potential of this compound.
To continue growing our pipeline, we are prioritizing investment in new molecules that are clinically differentiated with the potential to improve the standard of care for our cancer patients, including current and planned clinical trial programs evaluating zanzalintinib, XL309 and XB010. We are working to expand our oncology product pipeline through drug discovery efforts, which encompass our diverse biotherapeutics and small molecule programs exploring multiple modalities and mechanisms of action. This approach provides a high degree of flexibility with respect to target selection and allows us to prioritize those targets that we believe have the greatest chance of yielding impactful therapeutics. As part of our strategy, our drug discovery activities have included and continue to include research collaborations, in-licensing arrangements and other strategic transactions that collectively incorporate a wide range of technology platforms and assets and increase our probability of success. As of the date of this Quarterly Report on Form 10-Q, we expect to progress at least two new development candidates into preclinical development later in 2024. We will continue to engage in pipeline expansion initiatives with the goal of acquiring and in-licensing promising investigational oncology assets and then further characterize and develop them utilizing our established preclinical and clinical development infrastructure.
We project our research and development expenses may decrease for the remainder of 2024, as compared to the corresponding prior year period, primarily driven by decreases in license and collaboration expenses and consulting and outside services that result from the implementation of the 2024 Restructuring Plan to prioritize the advancement of clinical and near-clinical programs, partially offset by higher manufacturing costs to support development candidates and clinical trial costs, including the current and planned trials evaluating zanzalintinib, XL309 and XB010.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Selling, general and administrative expenses(1)	$115,839	$126,412	-8%	$214,602	$244,400	-12%
Stock-based compensation	16,176	15,311	6%	31,397	28,720	9%
Total selling, general and administrative expenses	$132,015	$141,723	-7%	$245,999	$273,120	-10%
__________________
(1) Excludes stock-based compensation allocated to selling, general and administrative expenses.
Selling, general and administrative expenses consist primarily of personnel expenses, stock-based compensation, marketing costs and certain other administrative costs.

Table of Content
The decreases in selling, general and administrative expenses for the three and six months ended June 30, 2024, as compared to the corresponding prior year periods, were primarily due to decreases in legal and advisory fees related to the 2023 proxy contest and a reduction in activities related to litigation. The decrease in selling, general and administrative expenses for the six months ended June 30, 2024 also includes decreases in corporate giving and in the Branded Prescription Drug Fee.
We project our selling, general and administrative expenses may decrease for the remainder of 2024, as compared to the corresponding prior year period, primarily driven by our cost-saving initiatives, including the impact of the 2024 Restructuring Plan, and similar reasons noted above.
Restructuring Expenses
Restructuring expenses resulted from the execution of the 2024 Restructuring Plan to reduce our workforce and rebalance our cost structure in alignment with our strategic priorities. Restructuring expenses consist of severance and employee-related costs, asset impairment, and contract termination costs. We incurred the majority of the charges related to the 2024 Restructuring Plan during the first quarter of 2024 and have substantially completed the 2024 Restructuring Plan as of the end of the second quarter of 2024. See “Note 11. Restructuring” of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Restructuring expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Restructuring expenses	$475	$—	n/a	$33,310	$—	n/a
Non-Operating Income
Non-operating income was as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Interest income	$17,258	$22,541	-23%	$37,152	$42,043	-12%
Other expense, net	(287)	(5)	n/a	(376)	(59)	537%
Non-operating income	$16,971	$22,536	-25%	$36,776	$41,984	-12%
The decreases in non-operating income for the three and six months ended June 30, 2024, as compared to the corresponding prior year periods, were primarily the result of decreases in interest income due to lower average interest-bearing investment balances, partially offset by higher average interest rates.
Provision for Income Taxes
The provision for income taxes and the effective tax rates were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023		2024	2023
Provision for income taxes	$66,729	$19,208	247%	$78,679	$27,458	187%
Effective tax rate	22.8%	19.1%		23.0%	18.5%
The effective tax rate for the three and six months ended June 30, 2024, differed from the U.S. federal statutory tax rate of 21%, primarily due to state taxes, offset by the generation of federal tax credits. The effective tax rate for the three and six months ended June 30, 2023, differed from the U.S. federal statutory tax rate of 21%, primarily due to the generation of federal tax credits, partially offset by state taxes.

Table of Content
Liquidity and Capital Resources
As of June 30, 2024, we had $1.4 billion in cash, cash equivalents and investments, as compared to $1.7 billion as of December 31, 2023. We anticipate that the aggregate of our current cash and cash equivalents, short-term investments available for operations, net product revenues and collaboration revenues will enable us to maintain our operations for at least 12 months and thereafter for the foreseeable future.
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
We project that we may continue to spend significant amounts of cash to fund the development of product candidates in our pipeline, including zanzalintinib and XL309, and the development and commercialization of cabozantinib. In addition, we may continue to expand our oncology product pipeline through additional research collaborations, in-licensing arrangements and other strategic transactions that align with our oncology drug development, regulatory and commercial expertise.
In January 2024, our Board of Directors authorized the repurchase of up to $450.0 million of our common stock before the end of 2024. As of June 30, 2024, we completed the repurchase of 20.3 million shares of common stock for an aggregate purchase price of $450.0 million pursuant to our stock repurchase program. In August 2024, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock before the end of 2025. Stock repurchases under this newly authorized program may be made from time to time through a variety of methods, which may include open market purchases, in block trades, 10b5-1 trading plans, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. The timing and amount of any stock repurchases under the stock repurchase program will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of Exelixis’ common stock and general market conditions.
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

Table of Content
Sources and Uses of Cash (dollars in thousands):

	June 30, 2024	December 31, 2023	Percent Change
Working capital	$1,131,741	$923,681	23%
Cash, cash equivalents and investments	$1,434,304	$1,724,019	-17%
Working Capital
The increase in working capital as of June 30, 2024, as compared to December 31, 2023, was primarily due to the favorable impact to our net current assets resulting from our increase in net product revenues and collaboration revenues, including a $150.0 million milestone from Ipsen, partially offset by repurchases of our common stock. In the future, our working capital may be impacted by one of these factors or other factors, the amounts and timing of which are variable.
Cash, Cash Equivalents and Investments
Cash and cash equivalents primarily consist of deposits at major banks, money market funds, commercial paper and other securities with original maturities 90 days or less. Investments primarily consist of debt securities available-for-sale. For additional information regarding our cash, cash equivalents and investments, see “Note 4. Cash and Investments,” of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The decrease in cash, cash equivalents and investments as of June 30, 2024, as compared to December 31, 2023, was primarily due to cash payments to repurchase our common stock, payments to support our development and discovery programs, cash payments for employee-related expenditures and restructuring, partially offset by cash inflows generated by our operations from sales of our products and our commercial collaboration arrangements.
Cash flow activities were as follows (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$188,370	$205,386
Net cash provided by (used in) investing activities	$193,565	$(123,377)
Net cash used in financing activities	$(446,470)	$(120,206)
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
Net cash provided by operating activities for the six months ended June 30, 2024 decreased, as compared to the corresponding prior year period, primarily due to an increase in cash paid for certain operating expenses, including cash payments related to the 2024 Restructuring Plan, partially offset by an increase in cash received on sales of our products.
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
Net cash was provided by investing activities for the six months ended June 30, 2024, as compared to net cash used in investing activities in the corresponding prior year period. The increase in cash provided by investing activities was primarily due to a decrease in purchases of investments and purchases of in-process research and development technology related to certain in-licensing collaboration arrangements, partially offset by a decrease in cash proceeds from maturities and sales of investments.

Table of Content
Financing Activities
The changes in cash flows from financing activities primarily relate to payments for repurchases of common stock, proceeds from employee stock programs and taxes paid related to net share settlement of equity awards.
Net cash used in financing activities for the six months ended June 30, 2024 increased, as compared to the corresponding prior year period, primarily due to an increase in payments for repurchases of common stock.
Contractual Obligations
The 2024 Restructuring Plan was initiated in the first quarter of 2024 and was substantially completed as of the end of the second quarter of 2024. As part of our 2024 Restructuring Plan, we have terminated certain in-licensing collaboration arrangements, and as a result our contingent payments for potential future development, regulatory and commercial milestones have decreased. See “Note 3. Collaboration Agreements and Business Development Activities” of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item I of this Quarterly Report on Form 10-Q. For more information about the 2024 Restructuring Plan impact to our leases and other contractual obligations, see “Note 11. Restructuring” of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item I of this Quarterly Report on Form 10-Q.
There were no other material changes outside of the ordinary course of business in our contractual obligations as of June 30, 2024 from those disclosed in our Fiscal 2023 Form 10-K. For more information about our leases and our other contractual obligations, see “Note 11. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2023 Form 10-K.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2024, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Fiscal 2023 Form 10-K.
Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Table of Content
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our market risks as of June 30, 2024 have not changed significantly from those described in Part II, Item 7A of our Fiscal 2023 Form 10-K.
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

Table of Content
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
On October 1, 2021, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to U.S. Patents No. 7,579,473 and 8,497,284, if those claims are not found to be invalid, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s proposed ANDA product prior to the expiration of U.S. Patents No. 7,579,473 and 8,497,284 would also infringe certain claims of each patent, if those claims are not found to be invalid. Then, on October 12, 2021, pursuant to a separate stipulation between us and MSN, the Delaware District Court entered an order dismissing MSN’s counterclaims with respect to U.S. Patent No. 9,809,549. In our MSN I complaints, we sought, among other relief, an order that the effective date of any FDA approval of MSN’s ANDA be a date no earlier than the expiration of all of U.S. Patents No. 7,579,473, 8,497,284 and 8,877,776, the latest of which expires on October 8, 2030, and equitable relief enjoining MSN from infringing these patents. In an effort to streamline the case, the parties narrowed their assertions. On April 8, 2022, MSN withdrew its validity challenge to U.S. Patent No. 8,877,776. On April 14, 2022, we agreed not to assert U.S. Patent No. 8,497,284 at trial and MSN, correspondingly, agreed to withdraw its validity challenges to U.S. Patent No. 8,497,284, as well as claims 1-4 and 6-7 of U.S. Patent No. 7,579,473. As a result of this narrowing, the trial addressed two issues: (1) infringement of claim 1 of the U.S. Patent No. 8,877,776; and (2) validity of claim 5 of the U.S. Patent No. 7,579,473. A bench trial for MSN I occurred in May 2022, and on January 19, 2023, the Delaware District Court issued a ruling rejecting MSN’s invalidity challenge to U.S. Patent No. 7,759,473. The Delaware District Court also ruled that MSN’s proposed ANDA product does not infringe U.S. Patent No. 8,877,776 and accordingly entered judgment that the effective date of any final FDA approval of MSN’s ANDA shall not be a date earlier than August 14, 2026, the expiration date of U.S. Patent No. 7,759,473. Final judgment was entered on January 30, 2023. This ruling in MSN I does not impact our separate and ongoing MSN II lawsuit.

Table of Content
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
On June 21, 2022, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015, if those claims are not found to be invalid, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s proposed ANDA product prior to the expiration of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015 would also infringe certain claims of each patent, if those claims are not found to be invalid. In our MSN II complaints, we are seeking, among other relief, an order that the effective date of any FDA approval of MSN’s ANDA would be a date no earlier than the expiration of all of U.S. Patents No. 11,091,439, 11,091,440, 11,098,015 and 11,298,349, the latest of which expires on February 10, 2032, and equitable relief enjoining MSN from infringing these patents. On September 28, 2023, the Delaware District Court granted the parties’ stipulation of dismissal of MSN’s equitable defenses and counterclaims. A bench trial occurred in October 2023, and a judgment is expected during the second half of 2024.
Teva ANDA Litigation
In May 2021, we received notice letters regarding an ANDA submitted to the FDA by Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals Development, Inc. and Teva Pharmaceuticals USA, Inc. (individually and collectively referred to as Teva), requesting approval to market a generic version of CABOMETYX tablets. Teva’s notice letters included a Paragraph IV certification with respect to our U.S. Patents No. 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Orange Book. Teva’s notice letters did not provide a Paragraph IV certification against any additional CABOMETYX patents. On June 17, 2021, we filed a complaint in the Delaware District Court for patent infringement against Teva, asserting infringement of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 arising from Teva’s ANDA filing with the FDA. On August 27, 2021, Teva filed its answer and counterclaims to the complaint, alleging that the asserted claims of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 are invalid and not infringed. On September 17, 2021, we filed an answer to Teva’s counterclaims. On July 29, 2022, we received notice from Teva that it had amended its ANDA to assert an additional Paragraph IV certification. As amended, Teva’s ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of a previously-unasserted CABOMETYX patent that is now listed in the Orange Book: U.S. Patent No. 11,298,349 (pharmaceutical composition). On September 2, 2022, we filed a complaint in the Delaware District Court for patent infringement against Teva, asserting infringement of U.S. Patent No. 11,298,349 arising from Teva’s amended ANDA filing with the FDA. We sought, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA be a date no earlier than the expiration of all of U.S. Patents No. 9,724,342, 10,034,873, 10,039,757 and 11,298,349, the latest of which expires on July 9, 2033, and equitable relief enjoining Teva from infringing these patents. On September 30, 2022, the parties filed a stipulation to consolidate the two lawsuits, numbered Civil Action Nos. 21-00871 and 22-01168, and to stay all proceedings, which was granted by the Delaware District Court on October 3, 2022. Following a similar order granted by the Delaware District Court on February 9, 2022 to stay all proceedings with respect to Civil Action No. 21-00871, this case remained administratively closed, and Civil Action No. 22-01168 was administratively closed on October 3, 2022. In July 2023, we entered into the Teva Settlement Agreement to end these litigations. Pursuant to the terms of the Teva

Table of Content
Settlement Agreement, we will grant Teva a license to market its generic version of CABOMETYX in the U.S. beginning on January 1, 2031, if approved by the FDA and subject to conditions and exceptions common to agreements of this type. On September 15, 2023, the parties filed a joint stipulation of dismissal with the Delaware District Court, and on September 19, 2023, the Delaware District Court granted the parties’ stipulation and dismissed the case without prejudice.
Cipla ANDA Litigation
On February 6, 2023, we received a notice letter regarding an ANDA submitted to the FDA by Cipla, including a Paragraph IV certification with respect to our U.S. Patents No. 8,877,776 (salt and polymorphic forms), 9,724,342 (formulations), 10,039,757 (methods of treatment), 11,091,439 (crystalline salt forms), 11,091,440 (pharmaceutical composition), 11,098,015 (methods of treatment), and 11,298,349 (pharmaceutical composition). Cipla’s notice letter did not provide a Paragraph IV certification against any additional CABOMETYX patents. On March 16, 2023, we filed a complaint in the Delaware District Court for patent infringement against Cipla asserting infringement of U.S. Patents No. 8,877,776, 11,091,439, 11,091,440, 11,098,015 and 11,298,349 arising from Cipla’s ANDA filing with the FDA. Cipla’s ANDA requests approval to market a generic version of CABOMETYX tablets prior to the expiration of the aforementioned patents. We are seeking, among other relief, an order that the effective date of any FDA approval of Cipla’s ANDA would be a date no earlier than the expiration of all of U.S. Patents No. 8,877,776, 11,091,439, 11,091,440, 11,098,015 and 11,298,349, the latest of which expires on February 10, 2032, and equitable relief enjoining Cipla from infringing these patents. On May 4, 2023, we filed, under seal, a stipulation and proposed order to stay all proceedings, and the Delaware District Court, in a sealed order on the same day, granted the proposed order and administratively closed the case. On May 5, 2023, the Delaware District Court issued a redacted version of the May 4, 2023 stipulation and proposed order. On March 27, 2024, we received notice from Cipla that it had amended its ANDA to assert additional Paragraph IV certifications. The ANDA now requests approval to market generic versions of CABOMETYX tablets with 20 mg and 40 mg dosage strengths (in addition to the 60 mg dosage strength contemplated by Cipla’s original ANDA) prior to expiration of U.S. Patents No. 8,877,776, 9,724,342, 10,039,757, 11,091,439, 11,091,440, 11,098,015 and 11,298,349. In May 2024, we entered into a settlement and license agreement (the Cipla Settlement Agreement) with Cipla to end these litigations. Pursuant to the terms of the Cipla Settlement Agreement, we granted Cipla a license to market its generic version of CABOMETYX in the U.S. beginning on January 1, 2031, if approved by the FDA and subject to conditions and exceptions common to agreements of this type. On July 8, 2024, the parties filed a joint stipulation of dismissal with the Delaware District Court, and on July 9, 2024, the Delaware District Court granted the parties’ stipulation and dismissed the case without prejudice.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In January 2024, our Board of Directors authorized a stock repurchase program to acquire up to $450 million of our outstanding common stock before the end of 2024. As of June 30, 2024, we completed the repurchase of 20.3 million shares of common stock for an aggregate of $450 million pursuant to our stock repurchase program.

Table of Content
The following table summarizes the stock repurchase activity for the three months ended June 30, 2024 and the approximate dollar value of shares pursuant to our stock repurchase program (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
March 30, 2024 - April 26, 2024	4,706	$23.22	4,706	$150,000
April 27, 2024 - May 24, 2024	4,187	$21.50	4,187	$60,000
May 25, 2024 - June 28, 2024	2,769	$21.67	2,769	$—
Total	11,662		11,662
In August 2024, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock before the end of 2025. Stock repurchases under the program may be made from time to time through a variety of methods, which may include open market purchases, in block trades, 10b5-1 trading plans, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. The timing and amount of any stock repurchases under the stock repurchase program will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of our common stock and general market conditions. The program does not obligate us to acquire any particular amount of our common stock, and the stock repurchase program may be modified, suspended or discontinued at any time without prior notice.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2024, no directors or Section 16 officers of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Table of Content
Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Restated Certificate of Incorporation of Exelixis, Inc.	10-Q	000-30235	3.1	8/5/2021
3.2	Certificate of Change of Registered Agent and/or Registered Office of Exelixis, Inc.	10-Q	000-30235	3.2	4/30/2024
3.3	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/20/2023
10.1	Exelixis, Inc. 2000 Employee Stock Purchase Plan					X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
‡	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIXIS, INC.

August 6, 2024	By:	/s/ Christopher J. Senner
Date		Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)