Form 10-Q
period 2024-09-27
EXELIXIS, INC.
filed 2024-10-29
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 21, 2024, there were 285,579,020 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$258,346	$262,994
Marketable securities	930,815	732,308
Trade receivables, net	269,706	237,407
Inventory	21,013	17,323
Prepaid expenses and other current assets	69,838	67,926
Total current assets	1,549,718	1,317,958
Non-current marketable securities	523,421	728,717
Property and equipment, net	124,414	128,731
Deferred tax assets, net	358,869	361,145
Goodwill	63,684	63,684
Right-of-use assets and other non-current assets	340,170	342,122
Total assets	$2,960,276	$2,942,357
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,309	$33,768
Accrued compensation and benefits	90,605	93,325
Accrued clinical trial liabilities	56,184	71,615
Rebates and fees due to customers	62,495	59,619
Accrued collaboration liabilities	30,030	27,533
Other current liabilities	95,723	108,417
Total current liabilities	394,346	394,277
Non-current portion of operating lease liabilities	194,445	189,944
Other non-current liabilities	96,066	94,224
Total liabilities	684,857	678,445
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000 shares authorized; issued and outstanding: 285,780 and 302,793 at September 30, 2024, and December 31, 2023, respectively	286	303
Additional paid-in capital	2,361,470	2,440,710
Accumulated other comprehensive income (loss)	3,956	(3,750)
Accumulated deficit	(90,293)	(173,351)
Total stockholders’ equity	2,275,419	2,263,912
Total liabilities and stockholders' equity	$2,960,276	$2,942,357
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Net product revenues	$478,059	$426,497	$1,294,163	$1,199,543
License revenues	60,239	42,367	299,901	133,406
Collaboration services revenues	1,244	3,056	7,882	17,607
Total revenues	539,542	471,920	1,601,946	1,350,556
Operating expenses:
Cost of goods sold	17,328	18,774	56,251	50,794
Research and development	222,570	332,585	661,406	799,401
Selling, general and administrative	111,801	138,144	357,800	411,264
Impairment of long-lived assets	51,672	—	51,672	—
Restructuring	96	—	33,406	—
Total operating expenses	403,467	489,503	1,160,535	1,261,459
Income (loss) from operations	136,075	(17,583)	441,411	89,097
Interest income	18,709	23,112	55,861	65,155
Other income (expense), net	(29)	289	(405)	230
Income before income taxes	154,755	5,818	496,867	154,482
Provision for income taxes	36,782	4,777	115,461	32,235
Net income	$117,973	$1,041	$381,406	$122,247
Net income per share:
Basic	$0.41	$0.00	$1.31	$0.38
Diluted	$0.40	$0.00	$1.28	$0.38
Weighted-average common shares outstanding:
Basic	285,622	315,496	291,865	321,373
Diluted	291,478	319,247	296,994	324,277
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$117,973	$1,041	$381,406	$122,247
Other comprehensive income:
Net unrealized gains on available-for-sale debt securities, net of tax impact of $(2,692), $(126), $(2,276) and $(121), respectively	9,105	425	7,706	509
Comprehensive income	$127,078	$1,466	$389,112	$122,756
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2024	285,222	$285	$2,324,570	$(5,149)	$(199,972)	$2,119,734
Net income	—	—	—	—	117,973	117,973
Other comprehensive income	—	—	—	9,105	—	9,105
Issuance of common stock under the equity incentive plan	1,041	2	19,787	—	—	19,789
Stock transactions associated with taxes withheld on equity awards	—	—	(2,166)	—	—	(2,166)
Repurchases of common stock	(483)	(1)	(3,939)	—	(8,294)	(12,234)
Stock-based compensation	—	—	23,218	—	—	23,218
Balance at September 30, 2024	285,780	$286	$2,361,470	$3,956	$(90,293)	$2,275,419

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2023	320,253	$320	$2,530,869	$(14,437)	$11,186	$2,527,938
Net income	—	—	—	—	1,041	1,041
Other comprehensive income	—	—	—	425	—	425
Issuance of common stock under the equity incentive plan	1,052	1	7,089	—	—	7,090
Stock transactions associated with taxes withheld on equity awards	—	—	(9,751)	—	—	(9,751)
Repurchases of common stock	(10,335)	(10)	(81,666)	—	(138,276)	(219,952)
Stock-based compensation	—	—	40,829	—	—	40,829
Balance at September 30, 2023	310,970	$311	$2,487,370	$(14,012)	$(126,049)	$2,347,620
Continued on next page

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	302,793	$303	$2,440,710	$(3,750)	$(173,351)	$2,263,912
Net income	—	—	—	—	381,406	381,406
Other comprehensive income	—	—	—	7,706	—	7,706
Issuance of common stock under the equity incentive plan and stock purchase plan	3,770	4	42,882	—	—	42,886
Stock transactions associated with taxes withheld on equity awards	—	—	(22,175)	—	—	(22,175)
Repurchases of common stock	(20,783)	(21)	(168,090)	—	(298,348)	(466,459)
Stock-based compensation	—	—	68,143	—	—	68,143
Balance at September 30, 2024	285,780	$286	$2,361,470	$3,956	$(90,293)	$2,275,419

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	323,951	$324	$2,536,849	$(14,521)	$(34,225)	$2,488,427
Net income	—	—	—	—	122,247	122,247
Other comprehensive income	—	—	—	509	—	509
Issuance of common stock under the equity incentive plan and stock purchase plan	3,962	4	24,413	—	—	24,417
Stock transactions associated with taxes withheld on equity awards	—	—	(23,096)	—	—	(23,096)
Repurchases of common stock	(16,943)	(17)	(133,678)	—	(214,071)	(347,766)
Stock-based compensation	—	—	82,882	—	—	82,882
Balance at September 30, 2023	310,970	$311	$2,487,370	$(14,012)	$(126,049)	$2,347,620
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Net income	$381,406	$122,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,161	19,191
Impairment of long-lived assets	64,238	—
Stock-based compensation	67,490	82,039
Non-cash lease expense	21,111	21,475
Acquired in-process research and development technology	31,250	128,500
Other, net	(9,247)	(12,372)
Changes in operating assets and liabilities:
Trade receivables, net	(32,192)	(33,804)
Inventory	2,691	(14,503)
Prepaid expenses and other assets	(63,068)	2,430
Accrued collaboration liabilities	(1,003)	1,081
Accounts payable and other liabilities	(24,129)	6,469
Net cash provided by operating activities	459,708	322,753
Cash flows from investing activities:
Purchases of marketable securities	(622,522)	(823,847)
Proceeds from maturities and sales of marketable securities	651,148	884,989
Purchases of property, equipment and other, net	(24,458)	(27,334)
Acquired in-process research and development technology	(27,750)	(122,500)
Net cash used in investing activities	(23,582)	(88,692)
Cash flows from financing activities:
Payments for repurchases of common stock	(461,621)	(341,082)
Proceeds from issuance of common stock under the equity incentive plan and stock purchase plan	43,027	24,339
Taxes paid related to net share settlement of equity awards	(22,180)	(23,136)
Net cash used in financing activities	(440,774)	(339,879)
Net decrease in cash and cash equivalents	(4,648)	(105,818)
Cash and cash equivalents at beginning of period	262,994	502,677
Cash and cash equivalents at end of period	$258,346	$396,859
Supplemental cash flow disclosures:
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$15,313	$13,612
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (Exelixis, we, our or us) is an oncology company innovating next-generation medicines and combination regimens at the forefront of cancer care. We have produced four marketed pharmaceutical products, two of which are formulations of our flagship molecule, cabozantinib, and we are steadily advancing and evolving our product pipeline portfolio, including our lead asset zanzalintinib, currently the focus of an extensive phase 3 clinical development program. With a rational and disciplined approach to investment, we are leveraging our internal experience and expertise, and the strength of strategic partnerships, to identify and pursue opportunities across the landscape of scientific modalities, including small molecules, biotherapeutics and antibody-drug conjugates (ADCs).
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
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31. Fiscal year 2024, which is a 53-week fiscal year, will end on January 3, 2025 and fiscal year 2023, which was a 52-week fiscal year, ended on December 29, 2023. For convenience, references in this report as of and for the fiscal periods ended September 27, 2024, June 28, 2024, and September 29, 2023, and as of and for the fiscal years ending January 3, 2025 and ended December 29, 2023 and December 30, 2022 are indicated as being as of and for the periods ended September 30, 2024, June 30, 2024, and September 30, 2023, and the years ending December 31, 2024 and ended December 31, 2023, and December 31, 2022, respectively.
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial statements for the periods presented have been included. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any future period. The accompanying Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2023, included in Part II, Item 8 of our Annual Report on Form 10-K, filed with the SEC on February 6, 2024 (Fiscal 2023 Form 10-K).

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
Significant Accounting Policies
There have been no material changes to our significant accounting policies during the nine months ended September 30, 2024, as compared to the significant accounting policies disclosed in “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2023 Form 10-K.
Recently Adopted Accounting Pronouncements
There were no new accounting pronouncements adopted by us since our filing of the Fiscal 2023 Form 10-K, which could have a significant effect on our Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires all public entities, including public entities with a single reportable segment, to provide in our annual and interim consolidated financial statements, one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. ASU 2023-07 is effective for us in our annual reporting for fiscal 2024 and for interim period reporting beginning in fiscal 2025 on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of ASU 2023-07 on our Consolidated Financial Statements.
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

NOTE 2. REVENUES
Revenues consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product revenues:
Gross product revenues	$646,419	$590,442	$1,814,495	$1,674,937
Discounts and allowances	(168,360)	(163,945)	(520,332)	(475,394)
Net product revenues	478,059	426,497	1,294,163	1,199,543
Collaboration revenues:
License revenues	60,239	42,367	299,901	133,406
Collaboration services revenues	1,244	3,056	7,882	17,607
Total collaboration revenues	61,483	45,423	307,783	151,013
Total revenues	$539,542	$471,920	$1,601,946	$1,350,556
The percentage of total revenues by customer who individually accounted for 10% or more of our total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Affiliates of Cencora, Inc. (formerly AmerisourceBergen Corporation)	20%	18%	17%	17%
Affiliates of McKesson Corporation	18%	18%	16%	17%
Affiliates of CVS Health Corporation	17%	17%	16%	17%
Accredo Health, Incorporated	11%	12%	10%	12%
Affiliates of Optum Specialty Pharmacy	10%	10%	9%	10%
The percentage of trade receivables by customer who individually accounted for 10% or more of our trade receivables were as follows:

	September 30, 2024	December 31, 2023
Ipsen Pharma SAS	23%	19%
Affiliates of Cencora, Inc. (formerly AmerisourceBergen Corporation)	22%	17%
Affiliates of McKesson Corporation	21%	21%
Affiliates of CVS Health Corporation	14%	20%
Cardinal Health, Inc.	9%	11%
Total revenues by geographic region were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
U.S.	$481,461	$429,605	$1,303,874	$1,213,089
Europe	51,081	36,021	277,343	106,286
Japan	7,000	6,294	20,729	31,181
Total revenues	$539,542	$471,920	$1,601,946	$1,350,556
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
Net product revenues by product were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
CABOMETYX	$475,665	$422,155	$1,285,423	$1,187,220
COMETRIQ	2,394	4,342	8,740	12,323
Net product revenues	$478,059	$426,497	$1,294,163	$1,199,543
Product Sales Discounts and Allowances
The activities and ending reserve balances for each significant category of discounts and allowances (which constitute variable consideration) were as follows (in thousands):

	Chargebacks, Discounts for Prompt Payment and Other	Other Customer Credits/Fees and Co-pay Assistance	Rebates	Total
Balance at December 31, 2023	$25,221	$19,721	$39,898	$84,840
Provision related to sales made in:
Current period	343,999	45,277	134,806	524,082
Prior periods	(891)	(2,043)	(816)	(3,750)
Payments and customer credits issued	(338,676)	(43,324)	(131,024)	(513,024)
Balance at September 30, 2024	$29,653	$19,631	$42,864	$92,148
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

Contract assets and liabilities were as follows (in thousands):

	September 30, 2024	December 31, 2023
Contract assets(1)	$275	$1,321

Contract liabilities:
Current portion(2)	$3,251	$5,406
Non-current portion(3)	3,951	5,524
Total contract liabilities	$7,202	$10,930
____________________
(1) Presented in right-of-use assets and other non-current assets in the accompanying Condensed Consolidated Balance Sheets.
(2) Presented in other current liabilities in the accompanying Condensed Consolidated Balance Sheets.
(3) Presented in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
During the nine months ended September 30, 2024 and 2023, we recognized $4.3 million and $4.9 million, respectively, in revenues that were included in the beginning deferred revenues balance for those periods.
During the three and nine months ended September 30, 2024 and 2023, we recognized $60.7 million and $302.0 million, respectively, in revenues for performance obligations satisfied in previous periods, as compared to $41.1 million and $133.0 million, respectively, for the corresponding prior year periods. Such revenues were primarily related to the recognition of license revenues for the achievement of milestones during the second and third quarters of 2024 and royalty payments allocated to our license performance obligations for our collaborations with Ipsen, Takeda, Daiichi Sankyo and Genentech.
As of September 30, 2024, $45.9 million of the combined transaction prices for our Ipsen and Takeda collaborations were allocated to research and development services performance obligations that had not yet been satisfied. See “Note 3. Collaboration Agreements and Business Development Activities” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2023 Form 10-K for additional information about the expected timing to satisfy these performance obligations.
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

During the second quarter of 2024, Ipsen opted into and is now co-funding the development costs for CABINET, a phase 3 pivotal study that evaluated cabozantinib versus placebo in patients with either advanced pancreatic neuroendocrine tumors (pNET) or advanced extra-pancreatic neuroendocrine tumors (epNET) who experienced progression after prior systemic therapy. Under the terms of the agreement, Ipsen is now obligated to reimburse us for its share of the CABINET global development costs. We determined that Ipsen’s decision to opt into and co-fund the development costs for CABINET represented a contract modification for additional distinct services at its standalone selling price and therefore was treated as a separate contract under Topic 606. Accordingly, collaboration services revenues for the nine months ended September 30, 2024 includes a cumulative catch-up for Ipsen’s share of global development costs incurred since the beginning of the study and through the opt-in date.
Revenues under the collaboration agreement with Ipsen were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
License revenues	$51,275	$34,777	$276,062	$98,607
Collaboration services revenues	(194)	1,244	1,281	7,679
Total collaboration revenues	$51,081	$36,021	$277,343	$106,286
During the three and nine months ended September 30, 2024, we recognized $10.8 million in license revenues and $0.5 million in collaboration services revenues, in connection with a $12.5 million regulatory milestone upon submission of a variation application to the European Medicines Agency for evaluating cabozantinib versus placebo in patients with either advanced pNET or advanced epNET who experienced progression after prior systemic therapy. In addition, we recognized $2.2 million in license revenues for a commercial milestone from Ipsen upon its achievement of CAD$30.0 million in cumulative net sales of cabozantinib over four consecutive quarters in Canada. License revenues for the nine months ended September 30, 2024 also included $150.0 million related to a commercial milestone from Ipsen upon its achievement of $600.0 million in cumulative net sales of cabozantinib over four consecutive quarters in its related Ipsen license territory.
As of September 30, 2024, $27.4 million of the transaction price for this collaboration agreement, as amended, was allocated to our research and development services performance obligation that has not yet been satisfied.
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
Revenues under the collaboration agreement with Takeda were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
License revenues	$3,524	$2,974	$9,528	$17,185
Collaboration services revenues	1,438	1,812	6,601	9,928
Total collaboration revenues	$4,962	$4,786	$16,129	$27,113
As of September 30, 2024, $18.5 million of the transaction price for this collaboration agreement, as amended, was allocated to our research and development services performance obligations that have not yet been satisfied.
Royalty Pharma
In October 2002, we established a product development and commercialization collaboration agreement with GlaxoSmithKline (now GSK plc, or GSK), that required us to pay a 3% royalty to GSK on the worldwide net sales of any product containing cabozantinib sold by us and our collaboration partners. Effective January 1, 2021, Royalty Pharma plc (Royalty Pharma) acquired from GSK all rights, title and interest in royalties on net product sales containing cabozantinib for

non-U.S. markets for the full term of the royalty and for the U.S. market through September 2026, after which time U.S. royalties will revert back to GSK. Royalty fees earned by Royalty Pharma in connection with our sales of cabozantinib are included in cost of goods sold and as a reduction of collaboration services revenues for sales by our collaboration partners. Such royalty fees earned by Royalty Pharma were $19.7 million and $54.8 million during the three and nine months ended September 30, 2024, respectively, as compared to $17.5 million and $50.2 million, respectively, for the corresponding prior year periods.
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
As part of the 2024 Restructuring Plan (as defined below), we have terminated certain of our in-licensing collaboration arrangements, including Aurigene Oncology, Ltd., BioInvent International AB, Cybrexa Therapeutics LLC, NBE-Therapeutics AG and STORM Therapeutics LTD. The termination of these agreements was effective in April 2024. See “Note 11. Restructuring” for additional information.
During the three and nine months ended September 30, 2024, we recognized $18.7 million and $47.2 million, respectively, within research and development expenses on the Condensed Consolidated Statements of Income, primarily related to development milestone payments and option exercise fees for the costs of intellectual property that have not yet achieved technological feasibility, research and development funding and other fees.
As of September 30, 2024, in conjunction with the active collaborative in-licensing arrangements and asset purchase agreements, we are subject to potential future development milestone payments of up to $509.6 million, regulatory milestone payments of up to $365.3 million and commercial milestone payments of up to $2.5 billion, each in the aggregate per product or target, as well as royalties on future net sales of products.
NOTE 4. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$201,849	$—	$(2)	$201,847
Corporate bonds	975,118	5,667	(717)	980,068
U.S. Treasury and government-sponsored enterprises	304,139	916	(430)	304,625
Municipal bonds	2,990	48	—	3,038
Total debt securities available-for-sale	1,484,096	6,631	(1,149)	1,489,578
Money market funds	179,467	—	—	179,467
Certificates of deposit	43,537	—	—	43,537
Total cash, cash equivalents and marketable securities	$1,707,100	$6,631	$(1,149)	$1,712,582

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$214,016	$—	$—	$214,016
Corporate bonds	870,870	1,652	(4,277)	868,245
U.S. Treasury and government-sponsored enterprises	409,157	414	(2,250)	407,321
Municipal bonds	7,880	10	(49)	7,841
Total debt securities available-for-sale	1,501,923	2,076	(6,576)	1,497,423
Money market funds	154,287	—	—	154,287
Certificates of deposit	72,309	—	—	72,309
Total cash, cash equivalents and marketable securities	$1,728,519	$2,076	$(6,576)	$1,724,019
Interest receivable was $13.0 million and $13.1 million as of September 30, 2024 and December 31, 2023, respectively, and is included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Realized gains and losses on the sales of marketable securities were immaterial during the three and nine months ended September 30, 2024 and 2023.
We manage credit risk associated with our marketable securities portfolio through our investment policy, which limits purchases to high-quality issuers and the amount of our portfolio that can be invested in a single issuer. The fair value and gross unrealized losses on debt securities available-for-sale in an unrealized loss position were as follows (in thousands):

	September 30, 2024
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial paper	$13,735	$(2)	$—	$—	$13,735	$(2)
Corporate bonds	37,447	(10)	214,727	(707)	252,174	(717)
U.S. Treasury and government-sponsored enterprises	40,743	(30)	101,284	(400)	142,027	(430)
Total	$91,925	$(42)	$316,011	$(1,107)	$407,936	$(1,149)

	December 31, 2023
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$255,958	$(847)	$281,837	$(3,430)	$537,795	$(4,277)
U.S. Treasury and government-sponsored enterprises	163,339	(406)	155,452	(1,844)	318,791	(2,250)
Municipal bonds	—	—	5,951	(49)	5,951	(49)
Total	$419,297	$(1,253)	$443,240	$(5,323)	$862,537	$(6,576)

There were 108 and 230 debt securities available-for-sale in an unrealized loss position as of September 30, 2024 and December 31, 2023, respectively. During the nine months ended September 30, 2024, we did not record an allowance for credit losses or other impairment charges on our marketable securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. Based on the scheduled maturities of our marketable securities, we determined that it was more likely than not that we will hold these marketable securities for a period of time sufficient for a recovery of our cost basis.
The fair values of debt securities available-for-sale by contractual maturity were as follows (in thousands):

	September 30, 2024	December 31, 2023
Maturing in one year or less	$966,157	$768,706
Maturing after one year through five years	523,421	728,717
Total debt securities available-for-sale	$1,489,578	$1,497,423
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
The classifications within the fair value hierarchy of our financial assets that were measured and recorded at fair value on a recurring basis were as follows (in thousands):

	September 30, 2024
	Level 1	Level 2	Total
Commercial paper	$—	$201,847	$201,847
Corporate bonds	—	980,068	980,068
U.S. Treasury and government-sponsored enterprises	—	304,625	304,625
Municipal bonds	—	3,038	3,038
Total debt securities available-for-sale	—	1,489,578	1,489,578
Money market funds	179,467	—	179,467
Certificates of deposit	—	43,537	43,537
Total financial assets carried at fair value	$179,467	$1,533,115	$1,712,582

	December 31, 2023
	Level 1	Level 2	Total
Commercial paper	$—	$214,016	$214,016
Corporate bonds	—	868,245	868,245
U.S. Treasury and government-sponsored enterprises	—	407,321	407,321
Municipal bonds	—	7,841	7,841
Total debt securities available-for-sale	—	1,497,423	1,497,423
Money market funds	154,287	—	154,287
Certificates of deposit	—	72,309	72,309
Total financial assets carried at fair value	$154,287	$1,569,732	$1,724,019

When available, we value marketable securities based on quoted prices for those financial instruments, which is a Level 1 input. Our remaining marketable securities are valued using third-party pricing sources, which use observable market prices, interest rates and yield curves observable at commonly quoted intervals for similar assets as observable inputs for pricing, which is a Level 2 input.
Impairment of Long-Lived Assets
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
During the third quarter of fiscal 2024, we evaluated our plans for the Alameda leased facilities and listed certain buildings for sublease. As a result, we determined the related right-of-use assets and leasehold improvements should be evaluated for impairment as separate asset groups. We concluded that the asset groups were not recoverable as of September 30, 2024 and recognized a $51.7 million non-cash impairment charge. The estimated fair value was determined using an income approach comprised of projected discounted cash flows that included certain Level 3 inputs, such as sublease income and discount rates. The assumptions associated with sublease income and discount rates are subject to risks and uncertainties and could materially differ from our estimates. The impairment charge is presented in impairment of long-lived assets in the accompanying Condensed Consolidated Statements of Income.
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
As of September 30, 2024, we had one forward contract outstanding to sell €3.5 million. The forward contract with a maturity of three months is recorded at fair value and is included in other current liabilities in the accompanying Condensed Consolidated Balance Sheets. The unrealized loss on the forward contract is immaterial as of September 30, 2024. The forward contract is considered a Level 2 in the fair value hierarchy of our fair value measurements. The net realized and unrealized gains (losses) we recognized on the maturity of forward contracts were immaterial for each of the three and nine months ended September 30, 2024 and 2023 and are included in other income (expense), net in the accompanying Condensed Consolidated Statements of Income.
NOTE 6. INVENTORY
Inventory consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$2,631	$7,313
Work in process	60,422	59,422
Finished goods	11,225	9,581
Total	$74,278	$76,316

Balance Sheet classification:
Current portion included in inventory	$21,013	$17,323
Non-current portion included in other non-current assets	53,265	58,993
Total	$74,278	$76,316

NOTE 7. STOCKHOLDERS’ EQUITY
Stock-based Compensation
We have an equity incentive plan under which we granted stock options and restricted stock units (RSUs), including performance-based restricted stock units (PSUs), to employees and directors. As of September 30, 2024, 24.7 million shares were available for grant under the Exelixis, Inc. 2017 Equity Incentive Plan (as amended and restated, the 2017 Plan). The share reserve is reduced by 1 share for each share issued pursuant to a stock option and 2 shares for full value awards, including RSUs and PSUs.
On May 30, 2024, at the 2024 Annual Meeting of Stockholders, our stockholders approved the amendment and restatement of the Exelixis, Inc. 2000 Employee Stock Purchase Plan (as amended and restated, the Amended ESPP). The amendment and restatement increased the share reserve under the Amended ESPP by 6.0 million shares. As of September 30, 2024, 7.2 million shares were available for grant under the Amended ESPP.
We allocated the stock-based compensation expense for our equity incentive plan and our Amended ESPP as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$8,764	$12,438	$21,834	$25,279
Selling, general and administrative	14,259	28,040	45,656	56,760
Total stock-based compensation expense	$23,023	$40,478	$67,490	$82,039
Stock-based compensation expense for each type of award under our equity incentive plan and Amended ESPP were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$1,397	$1,882	$4,659	$5,966
Restricted stock units	20,626	18,440	58,224	50,804
Performance stock units	370	19,463	2,194	22,129
Employee stock purchase plan	630	693	2,413	3,140
Total stock-based compensation expense	$23,023	$40,478	$67,490	$82,039
During the nine months ended September 30, 2024, we granted 0.1 million stock options with a weighted-average exercise price of $22.46 per share and a weighted-average grant date fair value of $9.79 per share. Stock options granted during the nine months ended September 30, 2024 have vesting conditions and contractual lives of a similar nature to those described in “Note 8. Stockholders’ Equity” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2023 Form 10-K. As of September 30, 2024, there were 6.2 million stock options outstanding and $5.3 million of related unrecognized compensation expense.
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
During the nine months ended September 30, 2024, we granted 3.4 million service-based RSUs with a weighted- average grant date fair value of $22.00 per share. As of September 30, 2024, there were 13.5 million RSUs outstanding, including RSUs that are subject to a TSR market condition, and $178.7 million of related unrecognized compensation expense. Service-based RSUs granted to employees during the nine months ended September 30, 2024 have vesting conditions and contractual lives of a similar nature to those described in “Note 8. Stockholders’ Equity” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2023 Form 10-K.
As of September 30, 2024, there were 2.4 million PSUs outstanding, of which 0.8 million PSUs relate to awards for which we either achieved the performance goal or determined that attainment of the performance goal was probable. Expense recognition for PSUs commences when it is determined that attainment of the performance goal is probable. As of September 30, 2024, the remaining unrecognized stock-based compensation expense for the PSUs that were either achieved or deemed probable of achievement was $1.2 million. The total unrecognized compensation expense for the PSUs for which we have not yet determined that attainment of the performance goal is probable was $35.9 million. For more information about our PSUs, see “Note 8. Stockholders’ Equity” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2023 Form 10-K.
Common Stock Repurchases
In January 2024, our Board of Directors authorized a stock repurchase program to acquire up to $450.0 million of our outstanding common stock before the end of 2024. As of June 30, 2024, we completed the repurchase of 20.3 million shares of common stock for an aggregate purchase price of $450.0 million pursuant to our stock repurchase program. In August 2024, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock before the end of 2025. Under this program, during the third quarter of 2024, we repurchased 0.5 million shares of common stock for an aggregate purchase price of $12.4 million. As of September 30, 2024, approximately $487.6 million remained available for future stock repurchases before the end of 2025.
Stock repurchases under this program may be made from time to time through a variety of methods, which may include open market purchases, in block trades, Rule 10b5-1 trading plans, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. The timing and amount of any stock repurchases under the stock repurchase program will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of our common stock and general market conditions. The program does not obligate us to acquire any particular amount of our common stock, and the stock repurchase program may be modified, suspended or discontinued at any time without prior notice.
NOTE 8. PROVISION FOR INCOME TAXES
The effective tax rates for the three and nine months ended September 30, 2024, were 23.8% and 23.2%, respectively, as compared to 82.1% and 20.9%, respectively, for the corresponding periods in 2023. The effective tax rates for the three and nine months ended September 30, 2024, differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes, partially offset by the generation of federal tax credits. The effective tax rates for the three months ended September 30, 2023, differed from the U.S. federal statutory tax rate of 21%, primarily due to non-deductible executive compensation and the branded prescription drug fee, partially offset by the generation of federal tax credits. The effective tax rate for the nine months ended September 30, 2023, differed from the U.S. federal statutory tax rate of 21% primarily due to the generation of federal tax credits, partially offset by non-deductible executive compensation and state taxes.

NOTE 9. NET INCOME PER SHARE
Net income per share — basic and diluted, were computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$117,973	$1,041	$381,406	$122,247
Denominator:
Weighted-average common shares outstanding — basic	285,622	315,496	291,865	321,373
Dilutive securities	5,856	3,751	5,129	2,904
Weighted-average common shares outstanding — diluted	291,478	319,247	296,994	324,277

Net income per share — basic	$0.41	$0.00	$1.31	$0.38
Net income per share — diluted	$0.40	$0.00	$1.28	$0.38
Basic net income per share is computed using the weighted-average number of common shares outstanding during the periods. The diluted net income per share is computed using the weighted-average number of common shares outstanding and dilutive potential common shares outstanding during the periods. Dilutive common shares outstanding includes the dilutive effect of in-the-money options, unvested RSUs (including TSR-based RSUs), unvested PSUs when the performance condition is met and ESPP contributions. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method.
Certain potential common shares were excluded from our calculation of weighted-average common shares outstanding — diluted because either they would have had an anti-dilutive effect on net income per share or they were related to shares from PSUs that were contingently issuable and the contingency had not been satisfied at the end of the reporting period.
The weighted-average potential common shares excluded from our calculation were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Anti-dilutive securities and contingently issuable shares excluded	4,040	10,144	7,241	13,164
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
On October 1, 2021, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to U.S. Patents No. 7,579,473 and 8,497,284, if those claims are not found to be invalid, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s proposed ANDA product prior to the expiration of U.S. Patents No. 7,579,473 and 8,497,284 would also infringe certain claims of each patent, if those claims are not found to be invalid. Then, on October 12, 2021, pursuant to a separate stipulation between us and MSN, the Delaware District Court entered an order dismissing MSN’s counterclaims with respect to U.S. Patent No. 9,809,549. In our MSN I complaints, we sought, among other relief, an order that the effective date of any FDA approval of MSN’s ANDA be a date no earlier than the expiration of all of U.S. Patents No. 7,579,473, 8,497,284 and 8,877,776, the latest of which expires on October 8, 2030, and equitable relief enjoining MSN from infringing these patents. In an effort to streamline the case, the parties narrowed their assertions. On April 8, 2022, MSN withdrew its validity challenge to U.S. Patent No. 8,877,776. On April 14, 2022, we agreed not to assert U.S. Patent No. 8,497,284 at trial and MSN, correspondingly, agreed to withdraw its validity challenges to U.S. Patent No. 8,497,284, as well as claims 1-4 and 6-7 of U.S. Patent No. 7,579,473. As a result of this narrowing, the trial addressed two issues: (1) infringement of claim 1 of the U.S. Patent No. 8,877,776; and (2) validity of claim 5 of the U.S. Patent No. 7,579,473. A bench trial for MSN I occurred in May 2022, and on January 19, 2023, the Delaware District Court issued a ruling rejecting MSN’s invalidity challenge to U.S. Patent No. 7,759,473. The Delaware District Court also ruled that MSN’s proposed ANDA product does not infringe U.S. Patent No. 8,877,776. In accordance with these rulings, the Delaware District Court entered judgment that the effective date of any final FDA approval of MSN’s ANDA shall not be a date earlier than August 14, 2026, the expiration date of U.S. Patent No. 7,759,473. Final judgment was entered on January 30, 2023. This ruling in MSN I did not impact our separate MSN II lawsuit (as defined below).
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
On June 21, 2022, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to U.S. Patents No. 11,091,439,

11,091,440 and 11,098,015, if those claims are not found to be invalid, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s proposed ANDA product prior to the expiration of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015 would also infringe certain claims of each patent, if those claims are not found to be invalid. In our MSN II complaints, we sought, among other relief, an order that the effective date of any FDA approval of MSN’s ANDA would be a date no earlier than the expiration of all of U.S. Patents No. 11,091,439, 11,091,440, 11,098,015 and 11,298,349, the latest of which expires on February 10, 2032, and equitable relief enjoining MSN from infringing these patents. On September 28, 2023, the Delaware District Court granted the parties’ stipulation of dismissal of MSN’s equitable defenses and counterclaims. A bench trial occurred in October 2023, and on October 15, 2024, the Delaware District Court issued a ruling rejecting MSN’s invalidity challenge to each of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015. The Delaware District Court also ruled that our U.S. Patent No. 11,298,349 is not invalid and that MSN’s proposed ANDA product does not infringe this patent. In accordance with these rulings, the Delaware District Court entered final judgment on October 23, 2024, that, should the FDA ultimately approve MSN’s ANDA, the effective date of any such approval of MSN’s ANDA shall not be a date earlier than January 15, 2030, the expiration date of each of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015, subject to our potential additional regulatory exclusivity. The Delaware District Court’s judgment is also subject to appeal by either party. We are currently evaluating next steps with respect to this litigation.
Teva ANDA Litigation
In May 2021, we received notice letters regarding an ANDA submitted to the FDA by Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals Development, Inc. and Teva Pharmaceuticals USA, Inc. (individually and collectively referred to as Teva), requesting approval to market a generic version of CABOMETYX tablets. Teva’s notice letters included a Paragraph IV certification with respect to our U.S. Patents No. 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Orange Book. Teva’s notice letters did not provide a Paragraph IV certification against any additional CABOMETYX patents. On June 17, 2021, we filed a complaint in the Delaware District Court for patent infringement against Teva asserting infringement of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 arising from Teva’s ANDA filing with the FDA. On August 27, 2021, Teva filed its answer and counterclaims to the complaint, alleging that the asserted claims of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 are invalid and not infringed. On September 17, 2021, we filed an answer to Teva’s counterclaims. On July 29, 2022, we received notice from Teva that it had amended its ANDA to assert an additional Paragraph IV certification. As amended, Teva’s ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of a previously-unasserted CABOMETYX patent that is now listed in the Orange Book: U.S. Patent No. 11,298,349 (pharmaceutical composition). On September 2, 2022, we filed a complaint in the Delaware District Court for patent infringement against Teva, asserting infringement of U.S. Patent No. 11,298,349 arising from Teva’s amended ANDA filing with the FDA. We sought, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA be a date no earlier than the expiration of all of U.S. Patents No. 9,724,342, 10,034,873, 10,039,757 and 11,298,349, the latest of which expires on July 9, 2033, and equitable relief enjoining Teva from infringing these patents. On September 30, 2022, the parties filed a stipulation to consolidate the two lawsuits, numbered Civil Action Nos. 21-00871 and 22-01168, and to stay all proceedings, which was granted by the Delaware District Court on October 3, 2022. Following a similar order granted by the Delaware District Court on February 9, 2022 to stay all proceedings with respect to Civil Action No. 21-00871, this case remained administratively closed, and Civil Action No. 22-01168 was administratively closed on October 3, 2022. In July 2023, we entered into a settlement and license agreement with Teva (the Teva Settlement Agreement) to end these litigations. Pursuant to the terms of the Teva Settlement Agreement, we will grant Teva a license to market its generic version of CABOMETYX in the U.S. beginning on January 1, 2031, if approved by the FDA and subject to conditions and exceptions common to agreements of this type. On September 15, 2023, the parties filed a joint stipulation of dismissal with the Delaware District Court, and on September 19, 2023, the Delaware District Court granted the parties’ stipulation and dismissed the case without prejudice.
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
Other
On September 17, 2024, we received a notice letter regarding an ANDA submitted to the FDA by Sun Pharmaceutical Industries Ltd. (Sun), including a Paragraph IV certification with respect to our U.S. Patents No. 8,877,776 (salt and polymorphic forms), 9,724,342 (formulations), 10,034,873 (methods of treatment), 10,039,757 (methods of treatment), 11,091,439 (crystalline salt forms), 11,091,440 (pharmaceutical composition), 11,098,015 (methods of treatment) and 11,298,349 (pharmaceutical composition), the latest of which expires on February 10, 2032. Sun’s ANDA requests approval to market a generic version of CABOMETYX tablets prior to the expiration of the aforementioned patents. We have not yet responded to this Paragraph IV certification notice but are evaluating it.
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
NOTE 11. RESTRUCTURING
Our Board of Directors authorized, and we implemented, a corporate restructuring plan (the 2024 Restructuring Plan) to reduce our workforce and rebalance our cost structure in alignment with our strategic priorities. Restructuring expenses expected to be incurred under the 2024 Restructuring Plan include: severance and employee-related costs; asset impairment; and contract termination and other exit costs. The total estimated restructuring costs associated with the 2024 Restructuring Plan are approximately $33.5 million and will be recorded to the restructuring expense line item within our Condensed Consolidated Statements of Income as they are incurred through the end of the plan. During the three and nine months ended September 30, 2024, we recognized $0.1 million and $33.4 million, respectively, in expenses associated with the 2024 Restructuring Plan, which are presented in restructuring in the accompanying Condensed Consolidated Statements of Income.
In connection with the 2024 Restructuring Plan, we exited two leases in the Greater Philadelphia area and the right-of-use assets, related leasehold improvements and certain other long-lived assets were remeasured and recorded at fair value, see “Note 5. Fair Value Measurements” for additional information.
We incurred the majority of the charges related to the 2024 Restructuring Plan during the first quarter of 2024 and substantially completed the 2024 Restructuring Plan as of the end of the second quarter of 2024. The expected pre-tax charges are estimates and are subject to a number of assumptions and actual results may vary from the estimates provided.

The restructuring activities and balances as of and for the nine months ended September 30, 2024 were as follows (in thousands):

		Nine Months Ended September 30, 2024
	Accrued at December 31, 2023	Initial Costs	Adj. to Costs(2)	Non-cash charges	Cash Payments	Accrued at September 30, 2024(3)	Total Costs Incurred to Date	Total Expected Plan Costs
Severance and employee-related costs	$—	$15,656	$69	$—	$(15,469)	$256	$15,725	$15,725
Contract termination and other exit costs(1)	—	5,119	(4)	—	(5,115)	—	5,115	5,201
Asset impairment	—	12,318	248	(12,566)	—	—	12,566	12,566
Total restructuring	$—	$33,093	$313	$(12,566)	$(20,584)	$256	$33,406	$33,492
__________________
(1) Contract termination costs consist of accruals for costs to be incurred without future economic benefit, and other exit costs expensed as incurred.
(2) Adjustments to costs consist of changes in estimates whereby increases and decreases in costs were recorded to operating expenses in the period of adjustments.
(3) As of September 30, 2024, all restructuring liabilities have been recorded in accrued compensation and benefits in the accompanying Condensed Consolidated Balance Sheets.
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
Overview
We are an oncology company innovating next-generation medicines and combination regimens at the forefront of cancer care. We have produced four marketed pharmaceutical products, two of which are formulations of our flagship molecule, cabozantinib, and we are steadily advancing and evolving our product pipeline portfolio, including our lead asset zanzalintinib, currently the focus of an extensive phase 3 clinical development program. With a rational and disciplined approach to investment, we are leveraging our internal experience and expertise, and the strength of strategic partnerships, to identify and pursue opportunities across the landscape of scientific modalities, including small molecules, biotherapeutics and antibody-drug conjugates (ADCs).
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
We plan to continue leveraging our operating cash flows to advance a broad array of diverse biotherapeutics and small molecule programs for the treatment of cancer, as well as to support ongoing company-sponsored and externally sponsored trials evaluating cabozantinib. Furthest along in our pipeline is zanzalintinib, a novel, potent, third-generation oral tyrosine kinase inhibitor (TKI) that targets VEGF receptors, MET and the TAM kinases (TYRO3, AXL and MER). Our zanzalintinib program includes a series of ongoing and planned pivotal trials to explore its therapeutic potential in colorectal cancer (CRC), RCC, squamous cell cancers of the head and neck (SCCHN) and neuroendocrine tumors (NET), as well as earlier-stage trials. Our other pipeline programs in phase 1 development each have best-in-class potential and include: XL309, a small molecule inhibitor of USP1, which has emerged as a synthetic lethal target in the context of BRCA-mutated tumors; XB010, an ADC consisting of a monomethyl auristatin E (MMAE) payload conjugated to a human monoclonal antibody (mAb) targeting the tumor antigen 5T4; and XL495, a small molecule inhibitor of PKMYT1. We complement our internal drug discovery and development efforts by in-licensing investigational oncology assets or obtaining options to acquire other investigational oncology assets from third parties if those oncology assets demonstrate evidence of clinical success. Examples of this approach include XL309 and ADU-1805, a clinical-stage and potentially best-in-class human mAb that targets SIRPα.
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
The Inflation Reduction Act of 2022 (IRA) introduced numerous substantial changes to drug pricing, reimbursement and access support in the U.S., including enabling the Centers for Medicare & Medicaid Services (CMS) to assert control over the prices of certain single-source drugs and biotherapeutics reimbursed under Medicare Part B and Part D (the Medicare Drug Price Negotiation Program). The IRA contains a limited exception for small biotech drug manufacturers, which applies on a drug-specific basis, and qualifying drugs will be exempt from possible pricing negotiation through 2028 and eligible for a lower limit (i.e., a price floor) on the potential maximum fair price in 2029 and 2030, if the manufacturers of those drugs continue to qualify each year (small biotech exception). As of the date of this Quarterly Report on Form 10-Q, CMS has informed us that we have qualified for the small biotech exception with respect to our cabozantinib franchise products through 2026 and we intend to apply to CMS to maintain the small biotech exception each year through 2030. Separately, in November 2023, CMS released final guidance on another program, the Medicare Part D Manufacturer Discount Program (Part D Discount Program), which will require manufacturers to take on more of the beneficiary cost previously subsidized by the federal government through the application of increased drug discounts. We have since received notice from CMS that we qualify for the "specified small manufacturer” designation and are thereby eligible for a phase-in of the increased manufacturer discounts under the Part D Discount Program, from 2025 to 2031. We expect the increase in manufacturer discount will be 1% in 2025 and will further increase according to a schedule set by CMS until we are required to pay the full 20% discount paid by other manufacturers in 2031.
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
We are also pursuing other indications for cabozantinib that have the potential to increase the number of cancer patients who could potentially benefit from this medicine. In August 2023, we announced positive results from CABINET, a phase 3 pivotal study that evaluated cabozantinib versus placebo in patients with NET who experienced progression after prior systemic therapy in two independently powered cohorts: one for patients with advanced pancreatic NET (pNET) and another for patients with advanced extra-pancreatic NET (epNET). The trial was unblinded and stopped early due to the dramatic improvement in efficacy with respect to the primary endpoint of progression-free survival (PFS) observed at interim analysis. Data from CABINET demonstrated that cabozantinib substantially prolonged PFS as assessed by blinded independent central review in both pNET and epNET cohorts, and that the safety profile of cabozantinib observed in the trial was consistent with its known safety profile. In August 2024, we announced that the FDA had accepted our supplemental New Drug Application (sNDA) seeking approval for cabozantinib to treat adult patients with previously treated, locally advanced/unresectable or metastatic, well- or moderately differentiated pNET or epNET, granted standard review in the U.S., and assigned a Prescription Drug User Fee Act (PDUFA) target action date of April 3, 2025. The FDA also granted orphan drug designation to cabozantinib for the treatment of pNET. Detailed final results from CABINET were presented during the NETs and Endocrine Tumours Proffered Paper Session at the European Society for Medical Oncology Congress in September 2024 (ESMO 2024) and were concurrently published in The New England Journal of Medicine (NEJM). CABINET was conducted by the Alliance for Clinical Trials in Oncology through our Cooperative Research and Development Agreement with the National Cancer Institute’s Cancer Therapy Evaluation Program, which along with our investigator-sponsored trial program, provides an avenue for independent investigations of cabozantinib.
Building on preclinical and clinical observations that cabozantinib in combination with ICIs may promote a more immune-permissive tumor environment, we have initiated several pivotal studies to further explore these combination regimens, including collaborations with F. Hoffmann-La Roche Ltd. (Roche) and BMS. In August 2023, we announced positive top-line results from CONTACT-02, a phase 3 pivotal trial sponsored by us and co-funded by Roche, evaluating the combination of cabozantinib and Roche’s ICI, atezolizumab, versus a second novel hormonal therapy (NHT) in patients with measurable, extra-pelvic metastatic castration-resistant prostate cancer (mCRPC) who have progressed after treatment with one prior NHT. The trial met one of two primary endpoints, demonstrating a statistically significant improvement in PFS in the predefined PFS intent-to-treat population (i.e., the first 400 randomized patients), and these data were presented at the American Society of Clinical Oncology Genitourinary Cancers Symposium in January 2024. For the second primary endpoint of overall survival (OS), the final analysis for CONTACT-02, which was presented during the GU Tumours Proffered Paper Session at ESMO 2024, showed a trend that favored the combination of cabozantinib and atezolizumab but was not statistically significant. Of note, the trend in OS benefit was consistently observed in key subgroups, including in patients with liver metastases—a subgroup of mCRPC patients with the poorest prognosis in need of new treatment options, and one we anticipate will grow in the coming years. The safety profile observed in the trial was reflective of the known safety profiles for each single agent, and was consistent with the known tolerability profile of approved ICI-TKI combinations in advanced solid tumors. We intend to submit an sNDA to the FDA during the fourth quarter of 2024.
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
Pipeline Activities
Zanzalintinib
Zanzalintinib is a novel, potent, third-generation oral TKI that targets VEGF receptors, MET and the TAM kinases (TYRO3, AXL and MER) implicated in cancer’s growth and spread, and is our first in-house compound to enter the clinic following our re-initiation of drug discovery activities in 2017. We are evaluating zanzalintinib in a growing development program that builds on our prior experience with cabozantinib and targets indications with high unmet need. We have established collaborations and will continue to explore additional opportunities for novel combinations with zanzalintinib. To date, we have initiated two large phase 1b/2 clinical trials studying zanzalintinib as a monotherapy and in combination with ICIs (STELLAR-001 and STELLAR-002). Patient enrollment into STELLAR-001 was completed in 2023, and enrollment into STELLAR-002 is ongoing. In addition, in December 2023, we initiated a targeted phase 1b/2 trial (STELLAR-009) studying zanzalintinib in combination with AB521, an inhibitor of hypoxia-inducible factor-2 alpha (HIF-2α) developed by Arcus Biosciences, Inc. (Arcus); however, enrollment into STELLAR-009 was halted as of September 2024 following the joint decision between us and Arcus to wind down the study and end our clinical collaboration given the two companies’ differing strategies with respect to potential TKI-HIF combination regimens to treat RCC.
We have also initiated three pivotal trials evaluating zanzalintinib in combination with ICIs. Our first such trial, STELLAR-303, was initiated in June 2022 and is evaluating zanzalintinib in combination with atezolizumab versus regorafenib in patients with metastatic, refractory non-microsatellite instability-high or non-mismatch repair-deficient CRC; we announced completion of enrollment into STELLAR-303 in August 2024, and preliminary results are expected in 2025. The second pivotal trial, STELLAR-304, was initiated in December 2022 and is evaluating zanzalintinib in combination with nivolumab versus sunitinib in previously untreated patients with advanced non-clear cell RCC; we anticipate completing enrollment into STELLAR-304 by mid-2025. In December 2023, we initiated STELLAR-305, a phase 2/3 pivotal trial evaluating zanzalintinib in combination with pembrolizumab, an anti-PD-1 ICI developed by Merck & Co., Inc. (collectively with its affiliates and subsidiaries, Merck), versus monotherapy pembrolizumab in patients with previously untreated PD-L1-positive recurrent or metastatic SCCHN; enrollment into STELLAR-305 is ongoing. We intend to initiate additional pivotal trials evaluating zanzalintinib across a broad array of future potential indications, including in STELLAR-311, a planned phase 3 pivotal trial evaluating zanzalintinib versus everolimus as a first oral therapy in patients with advanced NET, regardless of site of origin, which we anticipate initiating in the first half of 2025.
To further expand our exploration of the clinical potential of zanzalintinib, we entered into a clinical development collaboration with Merck to evaluate zanzalintinib in combination with KEYTRUDA® (pembrolizumab) in SCCHN and in combination with WELIREG® (belzutifan), Merck's oral HIF-2α inhibitor, in RCC. Under the collaboration, Merck US will supply KEYTRUDA for our ongoing phase 3 STELLAR-305 trial in SCCHN. In addition, Merck will sponsor a phase 1/2 trial and two phase 3 pivotal trials in RCC; Merck will fund one of these phase 3 studies, and we will co-fund the phase 1/2 study and the other phase 3 study, as well as supply zanzalintinib and cabozantinib. We maintain all global commercial and marketing rights to zanzalintinib.
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
As part of our strategy to access clinical- or near-clinical-stage assets, we executed an exclusive option and license agreement and clinical development collaboration with Sairopa B.V. (Sairopa) to develop ADU-1805. ADU-1805 is currently being evaluated in a phase 1 clinical trial in patients with advanced or metastatic refractory solid tumors, and enrollment is ongoing. Future plans for ADU-1805 include investigating the compound’s potential in combination with approved ICIs, including pembrolizumab. In addition to the option deal with Sairopa, some of our active research collaborations for biotherapeutics programs are with:
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
We have made significant progress under our research collaborations and in-licensing arrangements and believe we will continue to do so during the remainder of 2024 and in future years. For example, in August 2024, we announced the initiation of a phase 1 clinical trial evaluating XB010, both as a monotherapy and in combination with pembrolizumab, in patients with advanced solid tumors, following the FDA’s acceptance of our Investigational New Drug (IND) application, and enrollment is ongoing. XB010 is our first ADC advanced internally and consists of an MMAE payload conjugated to a mAb targeting the tumor antigen 5T4. XB010 was constructed using Catalent’s SMARTag site-specific bioconjugation platform, and its 5T4-targeting mAb was discovered in collaboration with Invenra. Over the next two years, we also intend to advance four additional biotherapeutic candidates toward potential IND filings, and each of these candidates was discovered, in part, in connection with our research collaborations and in-licensing arrangements, including: XB628, a bispecific antibody that targets both PD-L1 and NKG2A; XB371, a next-generation tissue-factor (TF)-targeting ADC that consists of a topoisomerase inhibitor payload conjugated to a mAb targeting TF; XB064, a high-affinity mAb that targets ILT2; and XB033, an ADC targeting the tumor antigen IL13Rα2.
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
Other Small Molecules
The knowledge and experience gained through our efforts to discover cabozantinib, cobimetinib and esaxerenone, each of which were approved by regulatory authorities and are commercially distributed, informs our current strategy for discovering and developing additional small molecules with the potential to treat cancer:
•XL309 is a potentially best-in-class small molecule inhibitor of USP1, a synthetic lethal target in the context of BRCA-mutated tumors. It is currently being evaluated in a phase 1 clinical trial as monotherapy and in combination with PARP1/2 inhibition in patients with advanced solid tumors; enrollment is ongoing. XL309 has potential in patients whose tumors are no longer responsive to PARP inhibitors (PARPi), including ovarian, breast and prostate cancers. XL309 also has potential in combination with PARPi agents to deepen and prolong the response seen to PARPi, as well as to broaden the activity beyond that observed in patients with tumors that harbor a BRCA1/2 mutation.
•XL495 is an inhibitor of PKMYT1 with best-in-class potential to treat solid tumors due to its improved selectivity and pharmacokinetic profiles. In October 2024, we announced the initiation of a phase 1 clinical trial evaluating XL495, both as a monotherapy and in combination with select cytotoxic agents, in patients with advanced solid tumors, following the FDA’s acceptance of our IND application.
Beyond these assets, we continue to make progress on multiple lead optimization programs for inhibitors of a variety of targets that we believe play significant roles in tumor growth, and we anticipate that some of these other programs could reach development candidate status before the end of 2024 or in 2025 and beyond.
Future Expansion of our Pipeline
Increasing the number of novel anti-cancer agents in our pipeline is essential to our overall strategy and business goals. We are working to expand our oncology product pipeline through drug discovery efforts, which encompass our diverse biotherapeutics and small molecule programs exploring multiple modalities and mechanisms of action. This approach provides a high degree of flexibility with respect to target selection and modality of treatment and allows us to prioritize those targets that we believe have the greatest chance of becoming impactful therapeutics. As part of our strategy, our drug discovery activities have and will continue to include internal research, as well as external research collaborations, in-licensing arrangements and other strategic transactions that collectively leverage a wide range of technology platforms and assets and increase our probability of success. As of the date of this Quarterly Report on Form 10-Q, we expect to progress up to two new development candidates into preclinical development later in 2024. We will continue to engage in pipeline expansion initiatives with the goal of discovering, acquiring and/or in-licensing promising investigational oncology assets and then further characterize and develop them utilizing our established preclinical and clinical development infrastructure.

Third Quarter 2024 Business Updates and Financial Highlights
During the third quarter of 2024, we continued to execute on our business objectives, generating significant revenues from operations and enabling us to continue to seek to maximize the clinical and commercial potential of our products and expand our product pipeline. Significant business updates and financial highlights for the quarter and subsequent to quarter-end include:
Business Updates
•In July 2024, Ipsen announced the expansion of our collaboration for the commercialization of cabozantinib to include pNET and epNET indications. Accordingly, Ipsen has sought marketing authorizations for CABOMETYX in these indications in certain territories outside of the U.S. and Japan, and in addition, Ipsen has opted into and is now co-funding the development costs for CABINET.
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
•In August 2024, we announced the achievement of a $150.0 million commercial milestone, recognized as license revenues from Ipsen during the second quarter of 2024, following Ipsen’s achievement of $600.0 million in cumulative net sales of cabozantinib in its related license territory over four consecutive quarters. We received the milestone payment during the third quarter of 2024.
•In August 2024, our Board of Directors authorized the repurchase of up to $500 million of our common stock before the end of 2025. As of September 30, 2024, we have repurchased $12.4 million of our common stock under this program.
•In September 2024, final data from CABINET were presented during the NETs and Endocrine Tumours Proffered Paper Session at ESMO 2024 and concurrently published in NEJM. In addition, we presented detailed final OS results from CONTACT-02 during the GU Tumours Proffered Paper Session at ESMO 2024.
•In September 2024, we received a notice letter regarding an Abbreviated New Drug Application (ANDA) submitted to the FDA by Sun Pharmaceutical Industries Ltd. (Sun), including a Paragraph IV certification with respect to our U.S. Patent Nos. 8,877,776 (salt and polymorphic forms), 9,724,342 (formulations), 10,034,873 (methods of treatment), 10,039,757 (methods of treatment), 11,091,439 (crystalline salt forms), 11,091,440 (pharmaceutical composition), 11,098,015 (methods of treatment) and 11,298,349 (pharmaceutical composition), the latest of which expires on February 10, 2032. Sun’s ANDA requests approval to market a generic version of CABOMETYX tablets prior to the expiration of the aforementioned patents. We have not yet responded to this Paragraph IV certification notice but are evaluating it consistent with our intention to vigorously defend our intellectual property rights.
•In October 2024, we announced a clinical development collaboration with Merck US to support the evaluation of the combination of zanzalintinib and KEYTRUDA in SCCHN through our ongoing STELLAR-305 phase 3 pivotal trial, as well as future evaluations of the combination of zanzalintinib and WELIREG in RCC, including a phase 1/2 trial and two phase 3 pivotal trials to be sponsored by Merck US.
•In October 2024, the United States District Court for the District of Delaware (the Delaware District Court) issued a ruling in our two consolidated patent lawsuits against MSN Pharmaceuticals, Inc. (individually and collectively with certain of its affiliates, including MSN Laboratories Private Limited, referred to as MSN, and such lawsuits collectively referred to as MSN II), rejecting MSN’s invalidity challenge to each of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015, which expire January 15, 2030. The Delaware District Court had previously entered a stipulation that MSN’s proposed ANDA product infringes these patents. The Delaware District Court also ruled that our U.S. Patent No. 11,298,349 is not invalid and that MSN’s proposed ANDA product does not infringe this patent, which expires February 10, 2032. In accordance with these rulings, the Delaware District Court entered final judgment on October 23, 2024, that, should the FDA ultimately approve MSN’s ANDA, the effective date of any such approval shall not be a date earlier than January 15, 2030, the expiration date of each of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015, subject to our potential additional regulatory exclusivity. The Delaware District Court judgment is also subject to appeal by either party. For a more detailed discussion of the MSN II litigation matter, see “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q.
•In October 2024, we announced the initiation of a phase 1 clinical trial evaluating XL495, our small molecule inhibitor of PKMYT1, following the FDA’s earlier acceptance of our IND filing.

Financial Highlights
•Net product revenues for the third quarter of 2024 were $478.1 million, as compared to $426.5 million for the third quarter of 2023.
•Total revenues for the third quarter of 2024 were $539.5 million, as compared to $471.9 million for the third quarter of 2023.
•Research and development expenses for the third quarter of 2024 were $222.6 million, as compared to $332.6 million for the third quarter of 2023.
•Selling, general and administrative expenses for the third quarter of 2024 were $111.8 million, as compared to $138.1 million for the third quarter of 2023.
•Provision for income taxes for the third quarter of 2024 was $36.8 million, as compared to $4.8 million for the third quarter of 2023.
•Net income for the third quarter of 2024 was $118.0 million, or $0.41 per share, basic and $0.40 per share, diluted, as compared to net income of $1.0 million, or $0.00 per share, basic and diluted, for the third quarter of 2023.
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
In the longer term, we may eventually face competition from potential manufacturers of generic versions of our marketed products, including the proposed generic versions of CABOMETYX tablets that are the subject of ANDAs submitted to the FDA by MSN, Teva (as defined below), Cipla (as defined below) and Sun. The approval of any of these ANDAs and subsequent launch of any generic version of CABOMETYX could significantly decrease our revenues derived from the U.S. sales of CABOMETYX and thereby materially harm our business, financial condition and results of operations.
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
Fiscal Year Convention
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31. Fiscal year 2024, which is a 53-week fiscal year, will end on January 3, 2025 and fiscal year 2023, which was a 52-week fiscal year, ended on December 29, 2023. For convenience, references in this report as of and for the fiscal periods ended September 27, 2024 and September 29, 2023, and as of and for the fiscal years ending January 3, 2025 and ended December 29, 2023 are indicated as being as of and for the periods ended September 30, 2024 and September 30, 2023, and the years ending December 31, 2024 and ended December 31, 2023, respectively.
Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Net product revenues	$478,059	$426,497	12%	$1,294,163	$1,199,543	8%
License revenues	60,239	42,367	42%	299,901	133,406	125%
Collaboration services revenues	1,244	3,056	-59%	7,882	17,607	-55%
Total revenues	$539,542	$471,920	14%	$1,601,946	$1,350,556	19%
Net Product Revenues
Gross product revenues, discounts and allowances and net product revenues were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Gross product revenues	$646,419	$590,442	9%	$1,814,495	$1,674,937	8%
Discounts and allowances	(168,360)	(163,945)	3%	(520,332)	(475,394)	9%
Net product revenues	$478,059	$426,497	12%	$1,294,163	$1,199,543	8%
Net product revenues by product were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
CABOMETYX	$475,665	$422,155	13%	$1,285,423	$1,187,220	8%
COMETRIQ	2,394	4,342	-45%	8,740	12,323	-29%
Net product revenues	$478,059	$426,497	12%	$1,294,163	$1,199,543	8%
The increases in net product revenues for the three and nine months ended September 30, 2024, as compared to the corresponding prior year periods, were primarily related to increases of 7% and 6%, respectively, for each period in the number of CABOMETYX units sold as a result of the FDA’s approval of CABOMETYX in combination with nivolumab as a first-line treatment of patients with advanced RCC and, to a lesser extent, increases of 5% and 2%, respectively, in the average net selling price of CABOMETYX. The increase in sales volume is largely driven by refills, reflecting the longer duration of therapy for this combination, and an increase in related market share reflecting the continued evolution of the metastatic RCC, HCC and DTC treatment landscapes.
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
Discounts and allowances have generally increased over time as the number of patients participating in government programs has increased and as the discounts given and rebates paid to government payers have also increased. The increases in the amount of discounts and allowances for the three and nine months ended September 30, 2024, as compared to the corresponding prior year periods, were primarily the result of increases in volume of units sold, and the increase in utilization and dollar amount of chargebacks under the 340B Drug Pricing Program and the Federal Supply Schedule program.
We project our discounts and allowances may increase for the remainder of 2024, as compared to the corresponding prior year period, for similar reasons noted above.
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
Milestone revenues, which are allocated between license revenues and collaboration services revenues, were $14.6 million and $167.7 million for the three and nine months ended September 30, 2024, respectively, as compared to $0.9 million and $13.1 million, respectively, for the corresponding prior year periods. Milestone revenues by period included the following:
•For the three and nine months ended September 30, 2024, $11.3 million in revenues was recognized in connection with a $12.5 million regulatory milestone from Ipsen upon submission of a variation application to the European Medicines Agency for evaluating cabozantinib versus placebo in patients with either advanced pNET or advanced epNET who experienced progression after prior systemic therapy. The three and nine months ended September 30, 2024 also includes $2.2 million in license revenues recognized in connection with a commercial milestone from Ipsen upon its achievement of CAD$30.0 million in cumulative net sales of cabozantinib over four consecutive quarters in Canada.
•For the nine months ended September 30, 2024, $150.0 million in license revenues was recognized in connection with a commercial milestone from Ipsen upon its achievement of $600.0 million in cumulative net sales of cabozantinib over four consecutive quarters in its related Ipsen license territory.
•For the nine months ended September 30, 2023, $9.9 million in revenues was recognized in connection with a commercial milestone of $11.0 million from Takeda upon its achievement of $150.0 million of cumulative net sales of cabozantinib in Japan.
Royalty revenues increased primarily as a result of an increase in Ipsen’s net sales of cabozantinib outside of the U.S. and Japan. Ipsen royalties were $38.3 million and $113.0 million for the three and nine months ended September 30, 2024, respectively, as compared to $34.8 million and $98.6 million, respectively, for the corresponding prior year periods. Ipsen’s net sales of cabozantinib have continued to grow since the first commercial sale of CABOMETYX in the Ipsen territories in 2016, primarily due to regulatory approvals in new territories, including regulatory approval in the EU for the combination therapy of CABOMETYX and nivolumab received in March 2021. Royalty revenues for the three and nine months ended September 30, 2024 also included $3.5 million and $9.5 million, respectively, related to Takeda’s net sales of cabozantinib, as compared to $3.0 million and $9.2 million, respectively, for the corresponding prior year periods.

Takeda’s net sales of cabozantinib have continued to grow since Takeda’s first commercial sale of CABOMETYX in Japan in 2020; however, royalty revenues during the nine months ended September 30, 2024 were unfavorably impacted by foreign currency rate fluctuations, as compared to the corresponding prior year period. CABOMETYX is approved and is commercially available in 68 countries outside the U.S.
Our share of profits on the U.S. commercialization of COTELLIC under our collaboration agreement with Genentech were $2.7 million and $7.4 million for the three and nine months ended September 30, 2024, respectively, as compared to $2.1 million and $10.5 million, respectively, for the corresponding prior year periods. We also earned royalties on ex-U.S. net sales of COTELLIC by Genentech of $0.7 million and $2.3 million for the three and nine months ended September 30, 2024, respectively, as compared to $1.0 million and $3.0 million, respectively, for the corresponding prior year periods.
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
Development cost reimbursements were $5.2 million and $20.1 million for the three and nine months ended September 30, 2024, respectively, as compared to $7.3 million and $27.5 million, respectively, for the corresponding prior year periods. The decreases in development cost reimbursements during the three and nine months ended September 30, 2024 were primarily attributable to decreases in spending on the CONTACT-02, CheckMate -9ER and COSMIC-021 studies, partially offset by Ipsen’s decision to opt-in and co-fund CABINET development costs in the second quarter of 2024, which includes a cumulative catch-up for Ipsen’s share of global development costs incurred since the beginning of the study and through the opt-in date.
Collaboration services revenues were reduced by $5.3 million and $16.0 million for the three and nine months ended September 30, 2024, respectively, as compared to $4.8 million and $14.2 million, respectively, for the corresponding prior year periods, to account for the 3% royalty we are required to pay on the net sales by Ipsen and Takeda of any product containing cabozantinib. As royalty generating sales of cabozantinib by Ipsen have increased as described above, our royalty payments have also increased.
We project our collaboration services revenues may decrease for the remainder of 2024, as compared to the corresponding prior year period, primarily as a result of a decrease in development cost reimbursement revenues and uncertainties regarding the timing and achievement of milestone revenues.
Cost of Goods Sold
The cost of goods sold and our gross margins were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Cost of goods sold	$17,328	$18,774	-8%	$56,251	$50,794	11%
Gross margin %	96%	96%		96%	96%
Cost of goods sold is related to our product revenues and consists of a 3% royalty payable on U.S. net sales of any product containing cabozantinib, as well as the cost of inventory sold, indirect labor costs, write-downs related to expiring, excess and obsolete inventory and other third-party logistics costs. The decrease in cost of goods sold for the three months ended September 30, 2024, as compared to the corresponding prior year period, was primarily due to a decrease in certain period costs, partially offset by the increase in royalties as a result of increased U.S. CABOMETYX sales. The increase in cost of goods sold for the nine months ended September 30, 2024, as compared to the corresponding prior year period, was primarily due to the increase in royalties as a result of increased U.S. CABOMETYX sales, and an increase in certain period costs. We project our gross margin will not change significantly during the remainder of 2024.

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
Development expenses include license and other collaboration costs, primarily composed of upfront license fees, development milestones and other payments associated with our clinical-stage in-licensing collaboration programs, clinical trial costs, personnel expenses, consulting and outside services and other development costs, including manufacturing costs of our drug development candidates. Our drug discovery group utilizes a variety of technologies, including in-licensed technologies, to enable the rapid discovery, optimization and extensive characterization of lead compounds and biotherapeutics such that we are able to select development candidates with the best potential for further evaluation and advancement into clinical development. Drug discovery expenses include license and other collaboration costs primarily composed of upfront license fees, research funding commitments, option exercise fees, development milestones and other payments associated with our in-licensing collaboration programs in preclinical development stage. Other drug discovery costs include personnel expenses, consulting and outside services and laboratory supplies. Other research and development expenses include the allocation of general corporate costs to research and development services and development cost reimbursements in connection with certain of our collaboration arrangements.
Research and development expenses by category were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Development:
Clinical trial costs	$73,599	$76,845	-4%	$207,532	$197,647	5%
Personnel expenses	43,105	43,786	-2%	135,915	127,846	6%
License and other collaboration costs	10,000	80,013	-88%	27,500	80,022	-66%
Consulting and outside services	10,621	9,835	8%	34,654	30,803	13%
Other development costs	21,040	24,286	-13%	71,885	65,150	10%
Total development	158,365	234,765	-33%	477,486	501,468	-5%
Drug discovery:
License and other collaboration costs	8,662	23,437	-63%	19,725	85,014	-77%
Other drug discovery costs	16,559	31,265	-47%	53,082	93,333	-43%
Total drug discovery	25,221	54,702	-54%	72,807	178,347	-59%
Stock-based compensation	8,764	12,438	-30%	21,834	25,279	-14%
Other research and development	30,220	30,680	-1%	89,279	94,307	-5%
Total research and development expenses	$222,570	$332,585	-33%	$661,406	$799,401	-17%
In addition, we track our external clinical trial costs by product and product candidate and by scientific modalities, which are categorized as small molecule and biotherapeutics programs. Small molecule clinical development for the reported periods was primarily composed of cabozantinib and zanzalintinib. Biotherapeutics clinical development for the reported periods was primarily composed of XB002.

Clinical trial costs by scientific modalities, by product and by product candidate were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Small molecules:
Zanzalintinib	$33,107	$40,898	-19%	$104,208	$90,327	15%
Cabozantinib	16,245	25,179	-35%	50,970	82,368	-38%
Other small molecules	6,082	2,281	167%	13,661	7,574	80%
Total small molecules	55,434	68,358	-19%	168,839	180,269	-6%
Biotherapeutics	18,165	8,487	114%	38,693	17,378	123%
Total clinical trial costs	$73,599	$76,845	-4%	$207,532	$197,647	5%
The decreases in research and development expenses for the three and nine months ended September 30, 2024, as compared to the corresponding prior year periods, were primarily related to decreases in license and other collaboration costs and other drug discovery costs. For the nine months ended September 30, 2024, the decrease in license and other collaboration costs was partially offset by an increase in other development costs, primarily related to manufacturing costs to support Exelixis’ development candidates and clinical trial costs.
Development-related license and other collaboration costs decreased for the three and nine months ended September 30, 2024, as compared to the corresponding prior year periods, primarily due to an $80.0 million upfront payment made upon the execution of the exclusive license agreement with Insilico in September 2023 and lower development milestone achievement in our clinical-stage in-licensing collaboration programs. Drug discovery-related license and other collaboration costs decreased for the three and nine months ended September 30, 2024, as compared to the corresponding prior year periods, primarily due to lower upfront fees and lower research funding. Other drug discovery costs decreased for the three and nine months ended September 30, 2024, as compared to the corresponding prior year periods, primarily due to decreases in personnel expenses, laboratory supplies and consulting and outside services.
Clinical trial costs, which include services performed by third-party contract research organizations and other vendors who support our clinical trials, decreased for the three months ended September 30, 2024, as compared to the corresponding prior year period, primarily due to lower costs associated with cabozantinib and zanzalintinib studies, partially offset by higher costs associated with studies evaluating XB010, XB002, and XL309. Clinical trial costs increased for the nine months ended September 30, 2024, as compared to the corresponding prior year period, primarily due to higher costs associated with studies evaluating zanzalintinib, XB002, XL309 and XB010, partially offset by lower costs associated with cabozantinib studies.
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
We project that clinical trial costs may decrease for the remainder of 2024, as compared to the corresponding prior year period, primarily driven by lower costs associated with various studies evaluating zanzalintinib, cabozantinib and XB002, partially offset by higher costs associated with XL309 and XB010.
To continue growing our pipeline, we are prioritizing investment in new molecules that are clinically differentiated with the potential to improve the standard of care for our cancer patients, including current and planned clinical trial programs evaluating zanzalintinib, XL309, XB010 and XL495. We are working to expand our oncology product pipeline through drug discovery efforts, which encompass our diverse biotherapeutics and small molecule programs exploring multiple modalities and mechanisms of action. This approach provides a high degree of flexibility with respect to target selection and allows us to prioritize those targets that we believe have the greatest chance of yielding impactful therapeutics. As part of our strategy, our drug discovery activities have included and continue to include internal research, as well as external research collaborations, in-licensing arrangements and other strategic transactions that collectively incorporate a wide range of technology platforms and assets and increase our probability of success. As of the date of this Quarterly Report on Form 10-Q, we expect to progress at least two new development candidates into preclinical development later in 2024. We will continue to engage in pipeline expansion initiatives with the goal of acquiring and in-licensing promising investigational oncology assets and then further characterize and develop them utilizing our established preclinical and clinical development infrastructure.
We project our research and development expenses may decrease for fiscal year 2024, as compared to the prior year, primarily driven by decreases in license and collaboration expenses, partially offset by higher manufacturing costs to support development candidates and clinical trial costs, including the current and planned trials evaluating zanzalintinib, XL309, XB010 and XL495.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Selling, general and administrative expenses(1)	$97,542	$110,104	-11%	$312,144	$354,504	-12%
Stock-based compensation	14,259	28,040	-49%	45,656	56,760	-20%
Total selling, general and administrative expenses	$111,801	$138,144	-19%	$357,800	$411,264	-13%
__________________
(1) Excludes stock-based compensation allocated to selling, general and administrative expenses.
Selling, general and administrative expenses consist primarily of personnel expenses, stock-based compensation, marketing costs and certain other administrative costs.
The decreases in selling, general and administrative expenses for the three and nine months ended September 30, 2024, as compared to the corresponding prior year periods, were primarily due to decreases in corporate giving, legal and advisory fees related to the 2023 proxy contest and a reduction in activities related to litigation, stock-based compensation expenses, and technology costs.
We project our selling, general and administrative expenses may decrease for the remainder of 2024, as compared to the corresponding prior year period, primarily driven by our cost-saving initiatives, including the impact of the 2024 Restructuring Plan, and similar reasons noted above.
Impairment of Long-Lived Assets
Impairment of long-lived assets for the three and nine months ended September 30, 2024, relate to certain leased facilities at our Alameda campus. During the third quarter of fiscal year 2024, we listed certain buildings for sublease. As a result, we assessed the impacted asset groups for impairment and concluded that the related right-of-use assets and leasehold improvements were not fully recoverable as of September 30, 2024 and recognized a $51.7 million non-cash impairment charge. See “Note 5. Fair Value Measurements” of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Impairment of long-lived assets were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Impairment of long-lived assets	$51,672	$—	n/a	$51,672	$—	n/a

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
Restructuring expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Restructuring expenses	$96	$—	n/a	$33,406	$—	n/a
Non-Operating Income
Non-operating income was as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Interest income	$18,709	$23,112	-19%	$55,861	$65,155	-14%
Other income (expense), net	(29)	289	n/a	(405)	230	n/a
Non-operating income	$18,680	$23,401	-20%	$55,456	$65,385	-15%
The decreases in non-operating income for the three and nine months ended September 30, 2024, as compared to the corresponding prior year periods, were primarily the result of decreases in interest income due to lower average interest-bearing investment balances, partially offset by higher average interest rates.
Provision for Income Taxes
The provision for income taxes and the effective tax rates were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Provision for income taxes	$36,782	$4,777	670%	$115,461	$32,235	258%
Effective tax rate	23.8%	82.1%		23.2%	20.9%
The effective tax rate for the three and nine months ended September 30, 2024, differed from the U.S. federal statutory tax rate of 21% primarily due to state taxes, partially offset by the generation of federal tax credits. The effective tax rate for the three months ended September 30, 2023 differed from the U.S. federal statutory tax rate of 21% primarily due to non-deductible executive compensation and the branded prescription drug fee, partially offset by the generation of federal tax credits. The effective tax rate for the nine months ended September 30, 2023 differed from the U.S. federal statutory tax rate of 21% primarily due to the generation of federal tax credits, partially offset by non-deductible executive compensation and state taxes.
Liquidity and Capital Resources
As of September 30, 2024, we had $1.7 billion in cash, cash equivalents and marketable securities, as compared to $1.7 billion as of December 31, 2023. We anticipate that the aggregate of our current cash and cash equivalents, marketable securities available for operations, net product revenues and collaboration revenues will enable us to maintain our operations for at least 12 months and thereafter for the foreseeable future.

We project our cash requirements for operating activities will not change significantly for the remainder of 2024, as compared to the corresponding period in 2023, in part due to the implementation of the 2024 Restructuring Plan to reduce our workforce and rebalance our cost structure in alignment with our strategic priorities.
Our primary cash requirements for operating activities are employee related expenditures; payments related to our collaboration and development programs; income tax payments; royalty payments on our net product sales; cash payments for inventory; rent payments for our leased facilities; contract manufacturing payments; and restructuring cash payments related to the 2024 Restructuring Plan.
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
We project that we may continue to spend significant amounts of cash to fund the development of product candidates in our pipeline, including zanzalintinib, XL309, XB010 and XL495, and the development and commercialization of cabozantinib. In addition, we may continue to expand our oncology product pipeline through additional research collaborations, in-licensing arrangements and other strategic transactions that align with our oncology drug development, regulatory and commercial expertise.
In January 2024, our Board of Directors authorized the repurchase of up to $450.0 million of our common stock before the end of 2024. As of June 30, 2024, we completed the repurchase of 20.3 million shares of common stock for an aggregate purchase price of $450.0 million pursuant to our stock repurchase program. In August 2024, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock before the end of 2025. Under this program, during the third quarter of 2024, we repurchased 0.5 million shares of common stock for an aggregate purchase price of $12.4 million. As of September 30, 2024, approximately $487.6 million remained available for future stock repurchases before the end of 2025.
Stock repurchases under this program may be made from time to time through a variety of methods, which may include open market purchases, in block trades, Rule 10b5-1 trading plans, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. The timing and amount of any stock repurchases under the stock repurchase program will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of Exelixis’ common stock and general market conditions.
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
Sources and Uses of Cash (dollars in thousands):

	September 30, 2024	December 31, 2023	Percent Change
Working capital	$1,155,372	$923,681	25%
Cash, cash equivalents and marketable securities	$1,712,582	$1,724,019	-1%

Working Capital
The increase in working capital as of September 30, 2024, as compared to December 31, 2023, was primarily due to the favorable impact to our net current assets resulting from our increase in net product revenues and collaboration revenues, including a total of $164.7 million in milestones earned from Ipsen, partially offset by repurchases of our common stock. In the future, our working capital may be impacted by one of these factors or other factors, the amounts and timing of which are variable.
Cash, Cash Equivalents and Marketable Securities
Cash and cash equivalents primarily consist of deposits at major banks, money market funds, commercial paper and other securities with original maturities 90 days or less. Marketable securities primarily consist of debt securities available-for-sale and certificates of deposit. For additional information regarding our cash, cash equivalents and marketable securities, see “Note 4. Cash and Marketable Securities” of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The decrease in cash, cash equivalents and marketable securities as of September 30, 2024, as compared to December 31, 2023, was primarily due to cash payments to repurchase our common stock, payments to support our development and discovery programs, cash payments for employee-related expenditures and restructuring, partially offset by cash inflows generated by our operations from sales of our products and our commercial collaboration arrangements, including $150.0 million in cash received from Ipsen for a commercial milestone earned.
Cash flow activities were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$459,708	$322,753
Net cash used in investing activities	$(23,582)	$(88,692)
Net cash used in financing activities	$(440,774)	$(339,879)
Operating Activities
Cash provided by operating activities is derived by adjusting our net income for non-cash operating items such as deferred taxes, stock-based compensation, depreciation, non-cash lease expense and impairment of long-lived assets and changes in operating assets and liabilities, which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in our Condensed Consolidated Statements of Income.
Net cash provided by operating activities for the nine months ended September 30, 2024 increased, as compared to the corresponding prior year period, primarily due to an increase in cash received on sales of our products and cash received upon achievement of milestones from Ipsen, partially offset by cash paid for certain operating expenses, including cash payments related to the 2024 Restructuring Plan.
Investing Activities
The changes in cash flows from investing activities primarily relates to the timing of marketable securities investment activity, acquisition of acquired in-process research and development technology and capital expenditures. Our capital expenditures primarily consist of marketable securities to expand our operations and acquire assets that further support our research and development activities.
Net cash used in investing activities for the nine months ended September 30, 2024 decreased as compared to the corresponding prior year period. The decrease in cash used in investing activities was primarily due to a decrease in purchases of marketable securities and purchases of in-process research and development technology related to certain in-licensing collaboration arrangements, partially offset by a decrease in cash proceeds from maturities and sales of marketable securities.
Financing Activities
The changes in cash flows from financing activities primarily relate to payments for repurchases of common stock, proceeds from employee stock programs and taxes paid related to net share settlement of equity awards.

Net cash used in financing activities for the nine months ended September 30, 2024 increased, as compared to the corresponding prior year period, primarily due to an increase in payments for repurchases of common stock.
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
There were no other material changes outside of the ordinary course of business in our contractual obligations as of September 30, 2024 from those disclosed in our Fiscal 2023 Form 10-K. For more information about our leases and our other contractual obligations, see “Note 11. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2023 Form 10-K.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2024, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Fiscal 2023 Form 10-K.
Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our market risks as of September 30, 2024 have not changed significantly from those described in Part II, Item 7A of our Fiscal 2023 Form 10-K.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
MSN I ANDA Litigation
In September 2019, we received a notice letter regarding an ANDA submitted to the FDA by MSN requesting approval to market a generic version of CABOMETYX tablets. MSN’s initial notice letter included a Paragraph IV certification with respect to our U.S. Patents No. 8,877,776 (salt and polymorphic forms), 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, also referred to as the Orange Book, for CABOMETYX. MSN’s initial notice letter did not provide a Paragraph IV certification against U.S. Patents No. 7,579,473 (composition of matter) or 8,497,284 (methods of treatment), each of which is listed in the Orange Book. On October 29, 2019, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of U.S. Patent No. 8,877,776 arising from MSN’s ANDA filing with the FDA. On November 20, 2019, MSN filed its response to the complaint, alleging that the asserted claims of U.S. Patent No. 8,877,776 are invalid and not infringed. On May 5, 2020, we received notice from MSN that it had amended its ANDA to include additional Paragraph IV certifications. In particular, the May 5, 2020 amended ANDA requested approval to market a generic version of CABOMETYX tablets prior to expiration of two previously unasserted CABOMETYX patents: U.S. Patents No. 7,579,473 and 8,497,284. On May 11, 2020, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of U.S. Patents No. 7,579,473 and 8,497,284 arising from MSN’s amended ANDA filing with the FDA. Neither of our complaints have alleged infringement of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757. On May 22, 2020, MSN filed its response to the complaint, alleging that the asserted claims of U.S. Patents No. 7,579,473 and 8,497,284 are invalid and not infringed. On March 23, 2021, MSN filed its First Amended Answer and Counterclaims (amending its prior filing from May 22, 2020), seeking, among other things, a declaratory judgment that U.S. Patent No. 9,809,549 (salt and polymorphic forms) is invalid and would not be infringed by MSN if its generic version of CABOMETYX tablets were approved by the FDA. U.S. Patent No. 9,809,549 is not listed in the Orange Book. On April 7, 2021, we filed our response to MSN’s First Amended Answer and Counterclaims, denying, among other things, that U.S. Patent No. 9,809,549 is invalid or would not be infringed. The two lawsuits comprising this litigation (collectively referred to as MSN I), numbered Civil Action Nos. 19-02017 and 20-00633, were consolidated in April 2021.
On October 1, 2021, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to U.S. Patents No. 7,579,473 and 8,497,284, if those claims are not found to be invalid, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s proposed ANDA product prior to the expiration of U.S. Patents No. 7,579,473 and 8,497,284 would also infringe certain claims of each patent, if those claims are not found to be invalid. Then, on October 12, 2021, pursuant to a separate stipulation between us and MSN, the Delaware District Court entered an order dismissing MSN’s counterclaims with respect to U.S. Patent No. 9,809,549. In our MSN I complaints, we sought, among other relief, an order that the effective date of any FDA approval of MSN’s ANDA be a date no earlier than the expiration of all of U.S. Patents No. 7,579,473, 8,497,284 and 8,877,776, the latest of which expires on October 8, 2030, and equitable relief enjoining MSN from infringing these patents. In an effort to streamline the case, the parties narrowed their assertions. On April 8, 2022, MSN withdrew its validity challenge to U.S. Patent No. 8,877,776. On April 14, 2022, we agreed not to assert U.S. Patent No. 8,497,284 at trial and MSN, correspondingly, agreed to withdraw its validity challenges to U.S. Patent No. 8,497,284, as well as claims 1-4 and 6-7 of U.S. Patent No. 7,579,473. As a result of this narrowing, the trial addressed two issues: (1) infringement of claim 1 of the U.S. Patent No. 8,877,776; and (2) validity of claim 5 of the U.S. Patent No. 7,579,473. A bench trial for MSN I occurred in May 2022, and on January 19, 2023, the Delaware District Court issued a ruling rejecting MSN’s invalidity challenge to U.S. Patent No. 7,759,473. The Delaware District Court also ruled that MSN’s proposed ANDA product does not infringe U.S. Patent No. 8,877,776. In accordance with these rulings, the Delaware District Court entered judgment that the effective date of any final FDA approval of MSN’s ANDA shall not be a date earlier than August 14, 2026, the expiration date of U.S. Patent No. 7,759,473. Final judgment was entered on January 30, 2023. This ruling in MSN I did not impact our separate MSN II lawsuit.

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
On June 21, 2022, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015, if those claims are not found to be invalid, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s proposed ANDA product prior to the expiration of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015 would also infringe certain claims of each patent, if those claims are not found to be invalid. In our MSN II complaints, we sought, among other relief, an order that the effective date of any FDA approval of MSN’s ANDA would be a date no earlier than the expiration of all of U.S. Patents No. 11,091,439, 11,091,440, 11,098,015 and 11,298,349, the latest of which expires on February 10, 2032, and equitable relief enjoining MSN from infringing these patents. On September 28, 2023, the Delaware District Court granted the parties’ stipulation of dismissal of MSN’s equitable defenses and counterclaims. A bench trial occurred in October 2023, and on October 15, 2024, the Delaware District Court issued a ruling rejecting MSN’s invalidity challenge to each of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015. The Delaware District Court also ruled that our U.S. Patent No. 11,298,349 is not invalid and that MSN’s proposed ANDA product does not infringe this patent. In accordance with these rulings, the Delaware District Court entered final judgment on October 23, 2024, that should the FDA ultimately approve MSN’s ANDA, the effective date of any such approval of MSN’s ANDA shall not be a date earlier than January 15, 2030, the expiration date of each of U.S. Patents No. 11,091,439, 11,091,440 and 11,098,015, subject to our potential additional regulatory exclusivity. The Delaware District Court’s judgment is also subject to appeal by either party. We are currently evaluating next steps with respect to this litigation, including the possibility of one or both parties’ appeals of the Delaware District Court’s judgment.
Teva ANDA Litigation
In May 2021, we received notice letters regarding an ANDA submitted to the FDA by Teva Pharmaceutical Industries Limited, Teva Pharmaceuticals Development, Inc. and Teva Pharmaceuticals USA, Inc. (individually and collectively referred to as Teva), requesting approval to market a generic version of CABOMETYX tablets. Teva’s notice letters included a Paragraph IV certification with respect to our U.S. Patents No. 9,724,342 (formulations), 10,034,873 (methods of treatment) and 10,039,757 (methods of treatment), which are listed in the Orange Book. Teva’s notice letters did not provide a Paragraph IV certification against any additional CABOMETYX patents. On June 17, 2021, we filed a complaint in the Delaware District Court for patent infringement against Teva, asserting infringement of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 arising from Teva’s ANDA filing with the FDA. On August 27, 2021, Teva filed its answer and counterclaims to the complaint, alleging that the asserted claims of U.S. Patents No. 9,724,342, 10,034,873 and 10,039,757 are invalid and not infringed. On September 17, 2021, we filed an answer to Teva’s counterclaims. On July 29, 2022, we received notice from Teva that it had amended its ANDA to assert an additional Paragraph IV certification. As amended, Teva’s ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of a previously-unasserted CABOMETYX patent that is now listed in the Orange Book: U.S. Patent No. 11,298,349 (pharmaceutical composition). On September 2, 2022, we filed a complaint in the Delaware District Court for patent infringement against Teva, asserting infringement of U.S. Patent No. 11,298,349 arising from Teva’s amended ANDA filing with the FDA. We sought, among other relief, an order that the effective date of any FDA approval of Teva’s ANDA be a date no earlier than the expiration of all of U.S. Patents No. 9,724,342, 10,034,873, 10,039,757 and 11,298,349, the latest of which expires on July 9, 2033, and equitable relief enjoining Teva from infringing these patents. On September 30, 2022, the parties filed a stipulation to consolidate the two lawsuits, numbered Civil Action Nos. 21-00871 and 22-01168, and to stay all proceedings, which was granted by the Delaware District Court on October 3, 2022. Following a similar order granted by the Delaware District Court on February 9, 2022 to stay all proceedings with respect to Civil Action No. 21-00871, this case remained administratively closed, and Civil Action No. 22-01168 was administratively closed on October 3, 2022. In July 2023, we entered into a settlement and license agreement with Teva (the Teva Settlement Agreement) to end these litigations. Pursuant to the terms of the Teva Settlement Agreement, we will grant Teva a license to market its generic version of CABOMETYX in the U.S. beginning on January 1, 2031, if approved by the FDA and subject to conditions and exceptions common to agreements of this type. On September 15, 2023, the parties filed a joint stipulation of dismissal with the Delaware District Court, and on September 19, 2023, the Delaware District Court granted the parties’ stipulation and dismissed the case without prejudice.
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
Other
On September 17, 2024, we received a notice letter regarding an ANDA submitted to the FDA by Sun, including a Paragraph IV certification with respect to our U.S. Patents No. 8,877,776 (salt and polymorphic forms), 9,724,342 (formulations), 10,034,873 (methods of treatment), 10,039,757 (methods of treatment), 11,091,439 (crystalline salt forms), 11,091,440 (pharmaceutical composition), 11,098,015 (methods of treatment) and 11,298,349 (pharmaceutical composition), the latest of which expires on February 10, 2032. Sun’s ANDA requests approval to market a generic version of CABOMETYX tablets prior to the expiration of the aforementioned patents. We have not yet responded to this Paragraph IV certification notice but are evaluating it consistent with our intention to vigorously defend our intellectual property rights.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In August 2024, our Board of Directors authorized a stock repurchase program to acquire up to $500 million of our outstanding common stock before the end of 2025. Under this program, during the third quarter of 2024, we repurchased 0.5 million shares of common stock for an aggregate purchase price of $12.4 million. As of September 30, 2024, approximately $487.6 million remained available for future stock repurchases before the end of 2025.
The following table summarizes the stock repurchase activity for the three months ended September 30, 2024 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase program (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
June 29, 2024 - July 26, 2024	—	$—	—	$—
July 27, 2024 - August 23, 2024	—	$—	—	$500,000
August 24, 2024 - September 27, 2024	483	$25.61	483	$487,623
Total	483		483
Stock repurchases under the program may be made from time to time through a variety of methods, which may include open market purchases, in block trades, Rule 10b5-1 trading plans, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. The timing and amount of any stock repurchases under the stock repurchase program will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of our common stock and general market conditions. The program does not obligate us to acquire any particular amount of our common stock, and the stock repurchase program may be modified, suspended or discontinued at any time without prior notice.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Patrick J. Haley, our Executive Vice President, Commercial, an officer for purposes of Section 16 of the Exchange Act, entered into a pre-arranged stock trading plan on August 19, 2024. Mr. Haley’s trading plan provides for the sale of up to 72,207 shares of our common stock between November 18, 2024 and August 19, 2025. This trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and Exelixis’ policies regarding transactions in Exelixis securities.
During the three months ended September 30, 2024, no other directors or Section 16 officers of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

EXELIXIS, INC.

October 29, 2024	By:	/s/ Christopher J. Senner
Date		Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)