Form 10-Q
period 2025-07-04
EXELIXIS, INC.
filed 2025-07-28
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 21, 2025, there were 269,202,521 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$164,433	$217,374
Marketable securities	626,665	893,902
Trade receivables, net	292,354	265,437
Inventory	23,483	22,388
Prepaid expenses and other current assets	73,829	68,478
Total current assets	1,180,764	1,467,579
Non-current marketable securities	594,652	637,291
Property and equipment, net	110,314	119,391
Deferred tax assets, net	419,241	420,027
Goodwill	63,684	63,684
Right-of-use assets and other non-current assets	309,426	239,718
Total assets	$2,678,081	$2,947,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,821	$38,191
Accrued compensation and benefits	72,250	109,830
Accrued clinical trial liabilities	57,874	57,976
Rebates and fees due to customers	57,276	62,376
Accrued collaboration liabilities	21,525	40,384
Other current liabilities	101,365	95,012
Total current liabilities	336,111	403,769
Non-current operating lease liabilities	179,842	190,823
Other non-current liabilities	128,592	108,895
Total liabilities	644,545	703,487
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000 shares authorized; issued and outstanding: 270,132 and 281,732 at June 30, 2025, and December 31, 2024, respectively	270	282
Additional paid-in-capital	2,251,456	2,343,915
Accumulated other comprehensive income (loss)	1,349	(1,347)
Accumulated deficit	(219,539)	(98,647)
Total stockholders’ equity	2,033,536	2,244,203
Total liabilities and stockholders’ equity	$2,678,081	$2,947,690
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Net product revenues	$520,014	$437,581	$1,033,297	$816,104
Collaboration revenues	48,247	199,597	90,411	246,300
Total revenues	568,261	637,178	1,123,708	1,062,404
Operating expenses:
Cost of goods sold	19,470	17,667	38,642	38,923
Research and development	200,356	211,147	412,589	438,836
Selling, general and administrative	134,859	132,015	272,042	245,999
Restructuring	—	475	—	33,310
Total operating expenses	354,685	361,304	723,273	757,068
Income from operations	213,576	275,874	400,435	305,336
Interest income	16,789	17,258	35,865	37,152
Other income (expenses), net	50	(287)	(195)	(376)
Income before income taxes	230,415	292,845	436,105	342,112
Provision for income taxes	45,567	66,729	91,641	78,679
Net income	$184,848	$226,116	$344,464	$263,433
Net income per share:
Basic	$0.68	$0.78	$1.25	$0.89
Diluted	$0.65	$0.77	$1.20	$0.88
Weighted-average common shares outstanding:
Basic	272,583	289,216	275,693	294,986
Diluted	284,393	293,974	286,285	299,752
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$184,848	$226,116	$344,464	$263,433
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale debt securities, net of tax impact of $197, $(17), $(786) and $416 respectively	(661)	55	2,696	(1,399)
Comprehensive income	$184,187	$226,171	$347,160	$262,034
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2025	275,033	$275	$2,292,033	$2,010	$(163,294)	$2,131,024
Net income	—	—	—	—	184,848	184,848
Other comprehensive loss	—	—	—	(661)	—	(661)
Issuance of common stock under the equity incentive plans and stock purchase plan	2,626	3	26,284	—	—	26,287
Stock transactions associated with taxes withheld on equity awards	—	—	(40,553)	—	—	(40,553)
Repurchases of common stock	(7,527)	(8)	(62,720)	—	(241,093)	(303,821)
Stock-based compensation	—	—	36,412	—	—	36,412
Balance at June 30, 2025	270,132	$270	$2,251,456	$1,349	$(219,539)	$2,033,536

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2024	295,032	$295	$2,391,865	$(5,204)	$(258,948)	$2,128,008
Net income	—	—	—	—	226,116	226,116
Other comprehensive income	—	—	—	55	—	55
Issuance of common stock under the equity incentive plans and stock purchase plan	1,852	1	14,658	—	—	14,659
Stock transactions associated with taxes withheld on equity awards	—	—	(13,015)	—	—	(13,015)
Repurchases of common stock	(11,662)	(11)	(94,533)	—	(167,140)	(261,684)
Stock-based compensation	—	—	25,595	—	—	25,595
Balance at June 30, 2024	285,222	$285	$2,324,570	$(5,149)	$(199,972)	$2,119,734
Continued on next page

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	281,732	$282	$2,343,915	$(1,347)	$(98,647)	$2,244,203
Net income	—	—	—	—	344,464	344,464
Other comprehensive income	—	—	—	2,696	—	2,696
Issuance of common stock under the equity incentive plans and stock purchase plan	3,988	4	37,846	—	—	37,850
Stock transactions associated with taxes withheld on equity awards	—	—	(63,059)	—	—	(63,059)
Repurchases of common stock	(15,588)	(16)	(129,775)		(465,356)	(595,147)
Stock-based compensation	—	—	62,529	—	—	62,529
Balance at June 30, 2025	270,132	$270	$2,251,456	$1,349	$(219,539)	$2,033,536

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	302,793	$303	$2,440,710	$(3,750)	$(173,351)	$2,263,912
Net income	—	—	—	—	263,433	263,433
Other comprehensive loss	—	—	—	(1,399)	—	(1,399)
Issuance of common stock under the equity incentive plans and stock purchase plan	2,729	2	23,095	—	—	23,097
Stock transactions associated with taxes withheld on equity awards	—	—	(20,009)	—	—	(20,009)
Repurchases of common stock	(20,300)	(20)	(164,151)	—	(290,054)	(454,225)
Stock-based compensation	—	—	44,925	—	—	44,925
Balance at June 30, 2024	285,222	$285	$2,324,570	$(5,149)	$(199,972)	$2,119,734
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Net income	$344,464	$263,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,687	13,707
Stock-based compensation	62,001	44,467
Non-cash lease expense	12,166	13,943
Acquired in-process research and development technology	750	20,250
Other, net	(10,617)	7,924
Changes in operating assets and liabilities:
Trade receivables, net	(26,837)	(159,217)
Inventory	2,568	3,075
Prepaid expenses and other assets	(84,386)	33,660
Accrued collaboration liabilities	641	(2,350)
Accounts payable and other liabilities	(55,007)	(50,522)
Net cash provided by operating activities	260,430	188,370
Cash flows from investing activities:
Purchases of marketable securities	(288,186)	(247,154)
Proceeds from maturities and sales of marketable securities	612,021	483,730
Purchases of property, equipment and other, net	(5,790)	(16,261)
Acquired in-process research and development technology	(20,250)	(26,750)
Net cash provided by investing activities	297,795	193,565
Cash flows from financing activities:
Payments for repurchases of common stock	(585,858)	(449,694)
Proceeds from issuance of common stock under the equity incentive plans and stock purchase plan	37,710	23,238
Taxes paid related to net share settlement of equity awards	(63,018)	(20,014)
Net cash used in financing activities	(611,166)	(446,470)
Net decrease in cash and cash equivalents	(52,941)	(64,535)
Cash and cash equivalents at beginning of period	217,374	262,994
Cash and cash equivalents at end of period	$164,433	$198,459
Supplemental cash flow disclosures:
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$15,313
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
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31. Fiscal year 2025, which is a 52-week fiscal year, will end on January 2, 2026 and fiscal year 2024, which was a 53-week fiscal year, ended on January 3, 2025. For convenience, references in this report as of and for the fiscal periods ended July 4, 2025 and June 28, 2024, and as of and for the fiscal years ending January 2, 2026 and ended January 3, 2025, are indicated as being as of and for the periods ended June 30, 2025 and June 30, 2024, and the years ending December 31, 2025 and ended December 31, 2024, respectively.
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial statements for the periods presented have been included. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any future period. The accompanying Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2024, included in Part II, Item 8 of our Annual Report on Form 10-K, filed with the SEC on February 11, 2025 (Fiscal 2024 Form 10-K).

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
Significant Accounting Policies
There have been no material changes to our significant accounting policies during the six months ended June 30, 2025, as compared to the significant accounting policies disclosed in “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2024 Form 10-K.
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

The segment and consolidated net income, including significant segment expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$568,261	$637,178	$1,123,708	$1,062,404
Less:
Cost of goods sold	19,470	17,667	38,642	38,923
Drug discovery	21,357	25,096	39,610	47,586
Development	134,159	146,234	287,376	319,121
Selling, general, and administrative	112,931	115,839	233,706	214,602
Other segment items(1)	66,718	56,755	124,134	137,212
Interest income	(16,789)	(17,258)	(35,865)	(37,152)
Provision for income taxes	45,567	66,729	91,641	78,679
Segment and consolidated net income	$184,848	$226,116	$344,464	$263,433
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
NOTE 3. REVENUES
Revenues consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product revenues:
Gross product revenues	$745,280	$604,291	$1,466,991	$1,168,076
Discounts and allowances	(225,266)	(166,710)	(433,694)	(351,972)
Net product revenues	520,014	437,581	1,033,297	816,104
Collaboration revenues:
License revenues	49,301	194,986	91,781	239,662
Collaboration services revenues	(1,054)	4,611	(1,370)	6,638
Collaboration revenues	48,247	199,597	90,411	246,300
Total revenues	$568,261	$637,178	$1,123,708	$1,062,404
The percentage of total revenues by customer who individually accounted for 10% or more of our total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Affiliates of Cencora, Inc.	22%	14%	22%	16%
Affiliates of McKesson Corporation	18%	14%	18%	15%
Affiliates of CVS Health Corporation	16%	13%	15%	15%
Accredo Health, Incorporated	12%	9%	12%	10%
Affiliates of Optum Specialty Pharmacy	9%	8%	10%	9%
Ipsen Pharma SAS	7%	30%	6%	21%

The percentage of trade receivables by customer who individually accounted for 10% or more of our trade receivables were as follows:

	June 30, 2025	December 31, 2024
Affiliates of McKesson Corporation	25%	23%
Affiliates of Cencora, Inc.	25%	17%
Affiliates of CVS Health Corporation	15%	20%
Ipsen Pharma SAS	15%	18%
Cardinal Health, Inc.	11%	10%
Total revenues by geographic region were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
U.S.	$524,768	$440,476	$1,041,952	$822,413
Europe	37,033	190,559	69,739	226,262
Japan	6,460	6,143	12,017	13,729
Total revenues	$568,261	$637,178	$1,123,708	$1,062,404
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
Net product revenues by product were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
CABOMETYX	$517,890	$433,341	$1,028,762	$809,758
COMETRIQ	2,124	4,240	4,535	6,346
Net product revenues	$520,014	$437,581	$1,033,297	$816,104

Product Sales Discounts and Allowances
The activities and ending reserve balances for each significant category of discounts and allowances (which constitute variable consideration) were as follows (in thousands):

	Chargebacks, Discounts for Prompt Payment and Other	Other Customer Credits/Fees and Co-pay Assistance	Rebates	Total
Balance at December 31, 2024	$25,267	$24,945	$37,431	$87,643
Provision related to sales made in:
Current period	302,952	35,189	105,323	443,464
Prior periods	(4,349)	(2,099)	(3,322)	(9,770)
Payments and customer credits issued	(284,424)	(41,634)	(98,557)	(424,615)
Balance at June 30, 2025	$39,446	$16,401	$40,875	$96,722
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
Contract assets and liabilities were as follows (in thousands):

	June 30, 2025	December 31, 2024
Contract assets(1)	$1,528	$369

Contract liabilities:
Current portion(2)	$2,164	$2,739
Non-current portion(3)	2,621	3,392
Total contract liabilities	$4,785	$6,131
____________________
(1) Presented in right-of-use assets and other non-current assets in the accompanying Condensed Consolidated Balance Sheets.
(2) Presented in other current liabilities in the accompanying Condensed Consolidated Balance Sheets.
(3) Presented in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
During the three and six months ended June 30, 2025, we recognized $1.2 million and $2.4 million, respectively, in revenues that were included in the beginning deferred revenues balance for those periods, as compared to $1.5 million and $3.0 million, respectively, for the corresponding prior year periods.
During the three and six months ended June 30, 2025, we recognized $51.2 million and $93.7 million, respectively, in revenues for performance obligations satisfied in previous periods, as compared to $195.4 million and $241.3 million, respectively, for the corresponding prior year periods. During the three and six months ended June 30, 2025, such revenues were primarily related to royalty payments allocated to our license performance obligations for our collaborations with Ipsen and Takeda. During the three and six months ended June 30, 2024, such revenues were primarily related to the recognition of license revenues for the achievement of a commercial milestone payment and royalty payments allocated to our license performance obligations for our collaborations with Ipsen and Takeda.
As of June 30, 2025, $33.8 million of the combined transaction prices for our Ipsen and Takeda collaborations were allocated to research and development services performance obligations that had not yet been satisfied. See “Note 4. Collaboration Agreements and Business Development Activities” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2024 Form 10-K for additional information about the expected timing to satisfy these performance obligations.
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
Revenues under the collaboration agreement with Ipsen were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
License revenues	$39,540	$187,926	$73,519	$224,787
Collaboration services revenues	(2,507)	2,633	(3,780)	1,475
Total collaboration revenues	$37,033	$190,559	$69,739	$226,262
During the three and six months ended June 30, 2024, we recognized $150.0 million in license revenues related to a commercial milestone payment from Ipsen upon its achievement of $600.0 million in cumulative net sales of cabozantinib over four consecutive quarters in its related Ipsen license territory.
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

Revenues under the collaboration agreement with Takeda were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
License revenues	$3,833	$3,294	$6,592	$6,004
Collaboration services revenues	1,453	1,978	2,410	5,163
Total collaboration revenues	$5,286	$5,272	$9,002	$11,167
Royalty Pharma
In October 2002, we established a product development and commercialization collaboration agreement with GlaxoSmithKline (now GSK plc, or GSK), that required us to pay a 3% royalty to GSK on the worldwide net sales of any product containing cabozantinib sold by us and our collaboration partners. Effective January 1, 2021, Royalty Pharma plc (Royalty Pharma) acquired from GSK all rights, title and interest in royalties on net product sales containing cabozantinib for non-U.S. markets for the full term of the royalty and for the U.S. market through September 2026, after which time U.S. royalties will revert back to GSK. Royalty fees earned by Royalty Pharma in connection with our sales of cabozantinib are included in cost of goods sold and as a reduction of collaboration services revenues for sales by our collaboration partners. Such royalty fees earned by Royalty Pharma were $21.4 million and $41.7 million during the three and six months ended June 30, 2025, respectively, as compared to $18.4 million and $35.1 million, respectively, for the corresponding prior year periods.
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
During the three and six months ended June 30, 2025, we recognized $5.7 million and $10.9 million, respectively, as compared to $5.8 million and $28.6 million, respectively, for the corresponding prior year periods, within research and development expenses on the Condensed Consolidated Statements of Income, primarily related to development milestone payments and option exercise fees for the cost of intellectual property that have not yet achieved technological feasibility, research and development funding and other fees.
As of June 30, 2025, in conjunction with the active collaborative in-licensing arrangements and asset purchase agreements, we are subject to potential future development milestone payments of up to $441.5 million, regulatory milestone payments of up to $278.0 million and commercial milestone payments of up to $2.4 billion, each in the aggregate per product or target, as well as royalties on future net sales of products.

NOTE 5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$166,146	$—	$—	$166,146
Corporate bonds	919,105	2,478	(453)	921,130
U.S. Treasury and government-sponsored enterprises	177,431	277	(228)	177,480
Municipal bonds	3,855	17	—	3,872
Total debt securities available-for-sale	1,266,537	2,772	(681)	1,268,628
Money market funds	43,352	—	—	43,352
Certificates of deposit	73,770	—	—	73,770
Total cash, cash equivalents and marketable securities	$1,383,659	$2,772	$(681)	$1,385,750

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$172,891	$—	$—	$172,891
Corporate bonds	1,012,035	1,498	(2,167)	1,011,366
U.S. Treasury and government-sponsored enterprises	339,126	226	(959)	338,393
Municipal bonds	2,990	11	—	3,001
Total debt securities available-for-sale	1,527,042	1,735	(3,126)	1,525,651
Money market funds	145,690	—	—	145,690
Certificates of deposit	77,226	—	—	77,226
Total cash, cash equivalents and marketable securities	$1,749,958	$1,735	$(3,126)	$1,748,567
Interest receivable was $13.9 million and $14.9 million as of June 30, 2025 and December 31, 2024, respectively, and is included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Realized gains and losses on the sales of marketable securities were immaterial during the three and six months ended June 30, 2025 and 2024.

We manage credit risk associated with our marketable securities portfolio through our investment policy, which limits purchases to high-quality issuers and the amount of our portfolio that can be invested in a single issuer. The fair value and gross unrealized losses on debt securities available-for-sale in an unrealized loss position were as follows (in thousands):

	June 30, 2025
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$252,118	$(377)	$55,318	$(76)	$307,436	$(453)
U.S. Treasury and government-sponsored enterprises	78,886	(222)	4,993	(6)	83,879	(228)
Total	$331,004	$(599)	$60,311	$(82)	$391,315	$(681)

	December 31, 2024
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$370,065	$(1,630)	$160,887	$(537)	$530,952	$(2,167)
U.S. Treasury and government-sponsored enterprises	125,224	(755)	56,984	(204)	182,208	(959)
Total	$495,289	$(2,385)	$217,871	$(741)	$713,160	$(3,126)
There were 168 and 255 debt securities available-for-sale in an unrealized loss position as of June 30, 2025 and December 31, 2024, respectively. During the three and six months ended June 30, 2025, we did not record an allowance for credit losses or other impairment charges on our marketable securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. Based on the scheduled maturities of our marketable securities, we determined that it was more likely than not that we will hold these marketable securities for a period of time sufficient for a recovery of our cost basis.
The fair values of debt securities available-for-sale by contractual maturity were as follows (in thousands):

	June 30, 2025	December 31, 2024
Maturing in one year or less	$673,976	$888,360
Maturing after one year through five years	594,652	637,291
Total debt securities available-for-sale	$1,268,628	$1,525,651
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

The classifications within the fair value hierarchy of our financial assets that were measured and recorded at fair value on a recurring basis were as follows (in thousands):

	June 30, 2025
	Level 1	Level 2	Total
Commercial paper	$—	$166,146	$166,146
Corporate bonds	—	921,130	921,130
U.S. Treasury and government-sponsored enterprises	—	177,480	177,480
Municipal bonds	—	3,872	3,872
Total debt securities available-for-sale	—	1,268,628	1,268,628
Money market funds	43,352	—	43,352
Certificates of deposit	—	73,770	73,770
Total financial assets carried at fair value	$43,352	$1,342,398	$1,385,750

	December 31, 2024
	Level 1	Level 2	Total
Commercial paper	$—	$172,891	$172,891
Corporate bonds	—	1,011,366	1,011,366
U.S. Treasury and government-sponsored enterprises	—	338,393	338,393
Municipal bonds	—	3,001	3,001
Total debt securities available-for-sale	—	1,525,651	1,525,651
Money market funds	145,690	—	145,690
Certificates of deposit	—	77,226	77,226
Total financial assets carried at fair value	$145,690	$1,602,877	$1,748,567
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
Forward Foreign Currency Contracts
We may enter into forward foreign currency exchange contracts that are not designated as hedges for accounting purposes to hedge certain operational exposures for the changes in foreign currency exchange rates associated with assets or liabilities denominated in foreign currencies, primarily the Euro. Our outstanding forward contracts are generally short-term in nature with maturities of less than three months and are included in other current liabilities in the accompanying Condensed Consolidated Balance Sheets and are considered as Level 2 in the fair value hierarchy of our fair value measurements. Any net realized gains (losses) recognized on the maturity of forward contracts are included in other income (expenses), net on our accompanying Condensed Consolidated Statements of Income.
As of June 30, 2025, there were no forward contracts outstanding. As of December 31, 2024, we had one forward contract outstanding to sell €3.6 million. The net realized gains (losses) we recognized on the maturity of forward contracts were immaterial for each of the three and six months ended June 30, 2025 and 2024.

NOTE 7. INVENTORY
Inventory consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$2,341	$2,784
Work in process	60,258	60,316
Finished goods	7,090	8,629
Total	$69,689	$71,729

Balance Sheet classification:
Current portion included in inventory	$23,483	$22,388
Non-current portion included in other non-current assets	46,206	49,341
Total	$69,689	$71,729
NOTE 8. STOCKHOLDERS’ EQUITY
Stock-based Compensation
We have an equity incentive plan under which we granted stock options and restricted stock units (RSUs), including market condition-based RSUs and performance-based RSUs (PSUs) to employees and directors. As of June 30, 2025, 9.8 million shares were available for grant under the Exelixis, Inc. 2017 Equity Incentive Plan (as amended and restated, the 2017 Plan). The share reserve is reduced by 1 share for each share issued pursuant to a stock option and 2 shares for full value awards, including RSUs and PSUs.
We allocated the stock-based compensation for our 2017 Plan and our 2000 Employee Stock Purchase Plan (as amended and restated, the Amended ESPP) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$14,143	$9,178	$23,665	$13,070
Selling, general and administrative	21,928	16,176	38,336	31,397
Total stock-based compensation	$36,071	$25,354	$62,001	$44,467
Stock-based compensation for each type of award under our 2017 Plan and Amended ESPP were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$671	$1,524	$1,731	$3,262
Restricted stock units	34,626	22,164	57,728	37,598
Performance stock units	—	1,097	241	1,824
Employee stock purchase plan	774	569	2,301	1,783
Total stock-based compensation	$36,071	$25,354	$62,001	$44,467
As of June 30, 2025, there were 2.9 million stock options outstanding and $2.5 million of related unrecognized stock-based compensation.
In February 2025, we awarded to certain employees an aggregate of 1.0 million RSUs (the target number) that are subject to a total shareholder return (TSR) market condition and a time-based service condition (the 2025 TSR-based RSUs). The TSR market condition is based on our relative TSR percentile rank compared to companies in the Nasdaq Biotechnology Index during the performance period, which is January 4, 2025 through December 31, 2027. Depending on the results relative to the TSR market condition, the holders of the 2025 TSR-based RSUs may earn up to 175% of the target number of shares. Following achievement of the market condition at the end of the performance period and upon employee’s continuous service through the vesting dates, 50% of the shares earned pursuant to the 2025 TSR-based RSUs will vest shortly after the end of the performance period, and the remainder will vest approximately one year later. The 2025 TSR-based RSUs will be forfeited if the market condition at or above a threshold level is not achieved, and/or the time-based service condition is not fulfilled, by the end of the performance period and through the vesting dates.
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
We used a Monte Carlo simulation model and the following assumptions to determine the grant date fair value of $47.58 per share for the 2025 TSR-based RSUs and $25.10 per share for the 2025 stock price target-based RSUs:

	2025 TSR-based RSUs	2025 stock price target-based RSUs
Fair value of Exelixis common stock on grant date	$37.53	$36.92
Expected volatility	32.6%	38.3%
Risk-free interest rate	4.0%	3.9%
Dividend yield	—%	—%
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
During the six months ended June 30, 2025, we granted 2.5 million service-based RSUs with a weighted- average grant date fair value of $37.26 per share. As of June 30, 2025, there were 20.5 million RSUs outstanding, including RSUs that are subject to market conditions, and $406.8 million of related unrecognized stock-based compensation. Service-based RSUs granted to employees during the six months ended June 30, 2025, have vesting conditions and contractual lives of a similar nature to those described in “Note 9. Stockholders’ Equity” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2024 Form 10-K.
Common Stock Repurchases
In August 2024, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock before December 31, 2025. In February 2025, our Board of Directors authorized the repurchase of up to an additional $500.0 million of our outstanding common stock before December 31, 2025. Under these programs, as of June 30, 2025, we repurchased 21.7 million shares of common stock for an aggregate purchase price of $796.3 million. As of June 30, 2025, approximately $203.7 million remained available for future stock repurchases before December 31, 2025.
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

NOTE 9. PROVISION FOR INCOME TAXES
The effective tax rates for the three and six months ended June 30, 2025 were 19.8% and 21.0%, respectively, as compared to 22.8% and 23.0%, respectively, for the corresponding periods in 2024. The effective tax rate for the three months ended June 30, 2025, differed from the U.S. federal statutory tax rate of 21%, primarily due to excess tax benefits related to certain stock grants and the generation of federal tax credits, partially offset by state taxes. The effective tax rate for the six months ended June 30, 2025 differed from the U.S. federal statutory rate of 21%, primarily due to state taxes, offset by excess tax benefits related to certain stock grants and the generation of federal tax credits. The effective tax rate for the three and six months ended June 30, 2024, differed from the U.S. federal statutory tax rate of 21%, primarily due to state taxes, offset by the generation of federal tax credits.
NOTE 10. NET INCOME PER SHARE
Net income per share — basic and diluted, were computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$184,848	$226,116	$344,464	$263,433
Denominator:
Weighted-average common shares outstanding — basic	272,583	289,216	275,693	294,986
Dilutive securities	11,810	4,758	10,592	4,766
Weighted-average common shares outstanding — diluted	284,393	293,974	286,285	299,752

Net income per share — basic	$0.68	$0.78	$1.25	$0.89
Net income per share — diluted	$0.65	$0.77	$1.20	$0.88
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
Certain potential common shares were excluded from our calculation of weighted-average common shares outstanding — diluted because either they would have had an anti-dilutive effect on net income per share or they were related to shares from PSUs or from market conditions-based RSUs that were contingently issuable, and the contingency had not been satisfied at the end of the reporting period.
The weighted-average potential common shares excluded from our calculation were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Anti-dilutive securities and contingently issuable shares excluded	1,890	8,788	1,718	8,840
NOTE 11. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
MSN ANDA Litigation
In September 2019, we received a notice letter regarding an Abbreviated New Drug Application (ANDA) submitted to the FDA by MSN Pharmaceuticals, Inc. (individually and collectively with certain of its affiliates, including MSN

Laboratories Private Limited, referred to as MSN), requesting approval to market a generic version of CABOMETYX tablets. MSN’s initial notice letter included a Paragraph IV certification with respect to our U.S. Patents No. 8,877,776, salt and polymorphic forms (the ’776 Patent), 9,724,342, formulations (the ’342 Patent), 10,034,873, methods of treatment (the ’873 Patent), and 10,039,757, methods of treatment (the ’757 Patent), which are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, also referred to as the Orange Book, for CABOMETYX. MSN’s initial notice letter did not provide a Paragraph IV certification against U.S. Patents No. 7,579,473, composition of matter (the ’473 Patent) or 8,497,284, methods of treatment (the ’284 Patent), each of which is listed in the Orange Book. On October 29, 2019, we filed a complaint in the United States District Court for the District of Delaware (the Delaware District Court) for patent infringement against MSN asserting infringement of the ’776 Patent arising from MSN’s ANDA filing with the FDA. On November 20, 2019, MSN filed its response to the complaint, alleging that the asserted claims of the ’776 Patent are invalid and not infringed. On May 5, 2020, we received notice from MSN that it had amended its ANDA to include additional Paragraph IV certifications and to request approval to market a generic version of CABOMETYX tablets prior to expiration of the two previously unasserted ’473 and ’284 Patents. On May 11, 2020, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of these patents, and on May 22, 2020, MSN filed its response, alleging that the asserted claims of these patents are invalid and not infringed. On March 23, 2021, MSN filed its First Amended Answer and Counterclaims (amending its prior filing from May 22, 2020), seeking, among other things, a declaratory judgment that U.S. Patent No. 9,809,549, salt and polymorphic forms (the ’549 Patent) is invalid and would not be infringed by MSN if its generic version of CABOMETYX tablets were approved by the FDA. This ’549 Patent is not listed in the Orange Book. On April 7, 2021, we filed our response to MSN’s First Amended Answer and Counterclaims, denying, among other things, that the ’549 Patent is invalid or would not be infringed. The two lawsuits comprising this litigation (collectively referred to as MSN I), numbered Civil Action Nos. 19-02017 and 20-00633, were consolidated in April 2021.
A bench trial for MSN I occurred in May 2022, and on January 19, 2023, the Delaware District Court issued a ruling rejecting MSN’s invalidity challenge to the ’473 Patent. The Delaware District Court also ruled that MSN’s proposed ANDA product does not infringe the ’776 Patent. In accordance with these rulings, the Delaware District Court entered judgment that the effective date of any final FDA approval of MSN’s ANDA shall not be a date earlier than August 14, 2026, the expiration date of the ’473 Patent. Final judgment was entered on January 30, 2023. This ruling in MSN I did not impact our separate MSN II lawsuit (as defined below).
On January 11, 2022, we received notice from MSN that it had further amended its ANDA to assert additional Paragraph IV certifications. In particular, the January 11, 2022 amended ANDA requested approval to market a generic version of CABOMETYX tablets prior to expiration of three previously-unasserted CABOMETYX patents that are now listed in the Orange Book: U.S. Patents No. 11,091,439, crystalline salt forms (the ’439 Patent), 11,091,440, pharmaceutical composition (the ’440 Patent), and 11,098,015, methods of treatment (the ’015 Patent). On February 23, 2022, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of the ’439, ’440, and ’015 Patents arising from MSN’s further amendment of its ANDA filing with the FDA. On February 25, 2022, MSN filed its response to the complaint, alleging that the asserted claims of the ’439, ’440, and ’015 Patents are invalid and not infringed. On June 7, 2022, we received notice from MSN that it had further amended its ANDA to assert an additional Paragraph IV certification. As currently amended, MSN’s ANDA now requests approval to market a generic version of CABOMETYX tablets prior to expiration of a previously-unasserted CABOMETYX patent that is now listed in the Orange Book: U.S. Patent No. 11,298,349, pharmaceutical composition (the ’349 Patent). On July 18, 2022, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of the ’349 Patent arising from MSN’s further amendment of its ANDA filing with the FDA. On August 9, 2022, MSN filed its response to the complaint, alleging that the asserted claims of the ’349 Patent are invalid and not infringed and amended its challenges to the ’439, ’440, and ’015 Patents to allege that these patents are not enforceable based on equitable grounds. The two lawsuits comprising this litigation (collectively referred to as MSN II), numbered Civil Action Nos. 22-00228 and 22-00945, were consolidated in October 2022 and involve Exelixis patents that are different from those asserted in the MSN I litigation described above.
On June 21, 2022, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to the ’439, ’440, and ’015 Patents, if those claims are not found to be invalid, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s proposed ANDA product prior to the expiration of these patents would also infringe certain claims of each patent, if those claims are not found to be invalid. In our MSN II complaints, we sought, among other relief, an order that the effective date of any FDA approval of MSN’s ANDA would be a date no earlier than the expiration of the ’439, ’440, ’015, and ’349 Patents, the latest of which expires on February 10, 2032, and equitable relief enjoining MSN from infringing these patents. On September 28, 2023, the Delaware District Court granted the parties’ stipulation of dismissal of MSN’s equitable defenses and counterclaims. A bench trial occurred in October 2023, and on

October 15, 2024, the Delaware District Court issued a ruling rejecting MSN’s invalidity challenge to each of the ’439, ’440, and ’015 Patents. The Delaware District Court also ruled that the ’349 Patent is not invalid and that MSN’s proposed ANDA product does not infringe this patent. In accordance with these rulings, the Delaware District Court entered final judgment on October 23, 2024, that, should the FDA ultimately approve MSN’s ANDA, the effective date of any such approval of MSN’s ANDA shall not be a date earlier than January 15, 2030, the expiration date of each of the ’439, ’440, and ’015 Patents, subject to our potential additional regulatory exclusivity.
On November 22, 2024, MSN noticed an appeal to the Court of Appeals for the Federal Circuit (CAFC) and we noticed a cross-appeal on November 26, 2024. On April 1, 2025, MSN filed its Opening Brief arguing that the asserted claims of the ’439, ’440, ’015, and ’349 Patents are invalid. On June 10, 2025, the CAFC granted our request to dismiss our cross-appeal. On June 11, 2025, we filed our Response Brief.
In February 2025, we received another notice letter from MSN regarding its ANDA, requesting FDA approval to market a generic version of CABOMETYX tablets. MSN’s notice letter included a Paragraph IV certification with respect to Orange Book-listed patent U.S. Patent No. 12,128,039, low impurity (the ’039 Patent), which expires in 2032. On March 19, 2025, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of this patent arising from MSN’s further amendment of its ANDA filing with the FDA. On April 10, 2025, MSN filed its response to the complaint, alleging that the asserted claims of the ’039 Patent are invalid, unenforceable, and not infringed. On May 1, 2025, we filed our answer to MSN’s counterclaim.
Sun ANDA Litigation
On September 17, 2024, we received a notice letter regarding an ANDA submitted to the FDA by Sun Pharmaceutical Industries Ltd. (Sun), requesting approval to market a generic version of CABOMETYX tablets. Sun’s notice letter included a Paragraph IV certification with respect to the ’776 Patent, the ’342 Patent, the ’873 Patent, the ’757 Patent, the ’439 Patent, the ’440 Patent, the ’015 Patent, and the ’349 Patent, which are listed in the Orange Book, for CABOMETYX. On October 30, 2024, we filed a complaint in the Delaware District Court for patent infringement against Sun asserting infringement of the ’776, ’439, ’440, and ’015 Patents. On January 22, 2025, Sun filed its response to the complaint, alleging that the asserted claims of the patents at issue are invalid and not infringed. Sun also filed counterclaims that, inter alia, seek a declaratory judgment that Sun’s ANDA would not infringe any valid and enforceable claim of the ’776, ’439, ’440, ’015, ’342, ’873, ’757, and ’349 Patents. On January 22, 2025, we filed our answer to Sun’s counterclaims. Trial in this matter has been scheduled for November 2, 2026.
In February 2025, we received another notice letter from Sun regarding its ANDA, requesting FDA approval to market a generic version of CABOMETYX tablets. Sun’s notice letter included a Paragraph IV certification with respect to Orange Book-listed ’039 Patent, which expires in 2032. On April 4, 2025, we filed a complaint in the Delaware District Court for patent infringement against Sun asserting infringement of the ’039 Patent arising from Sun’s amendment of its ANDA filing with the FDA. On June 9, 2025, Sun filed its response to the complaint, alleging that the asserted claims of the ’039 Patent are invalid, unenforceable, and not infringed. On June 30, 2025, we filed our answer to Sun’s counterclaim.
Biocon ANDA Litigation
In March 2025, we received a notice letter regarding an ANDA submitted to the FDA by Biocon Pharma Limited (Biocon), requesting approval to market a generic version of CABOMETYX tablets. Biocon’s notice letter included a Paragraph IV certification with respect to the ’776 Patent, the ’342 Patent, the ’873 Patent, the ’757 Patent, the ’439 Patent, the ’440 Patent, the ’015 Patent, the ’349 Patent, and the ’039 Patent which are listed in the Orange Book, for CABOMETYX. On April 11, 2025, we filed a complaint in the Delaware District Court for patent infringement against Biocon asserting infringement of the ’776, ’439, ’440, ’015, and ’039 Patents. On June 19, 2025, Biocon filed its response to the complaint, alleging that the asserted claims of the patents at issue are invalid and not infringed. On July 10, 2025, we filed our answer to Biocon’s counterclaims. In July 2025, we entered into a settlement and license agreement with Biocon (the Biocon Settlement Agreement). Pursuant to the terms of the Biocon Settlement Agreement, Exelixis will grant Biocon a license to market its generic version of CABOMETYX in the United States beginning on January 1, 2031, if approved by the FDA and subject to conditions and exceptions common to agreements of this type. Additionally, in accordance with the Biocon Settlement Agreement, the parties will terminate all ongoing Hatch-Waxman litigation between Exelixis and Biocon regarding CABOMETYX patents pending in the U.S. District Court for the District of Delaware. The Biocon Settlement Agreement is confidential and subject to review by the U.S. Federal Trade Commission and the U.S. Department of Justice.

Azurity 505(b)(2) NDA Litigation
In March 2025, we received a notice letter regarding a 505(b)(2) New Drug Application (505(b)(2)) submitted to the FDA by Azurity Pharmaceuticals, Inc. (Azurity), requesting approval to market cabozantinib (S)-malate tablets. Azurity’s notice letter included a Paragraph IV certification with respect to the ’776 Patent, the ’342 Patent, the ’873 Patent, the ’757 Patent, the ’439 Patent, the ’440 Patent, the ’015 Patent, the ’349 Patent, and the ’039 Patent which are listed in the Orange Book, for CABOMETYX. On April 18, 2025, we filed a complaint in the Delaware District Court for patent infringement against Azurity asserting infringement of the ’776, ’439, ’440, ’015, ’349, and ’039 Patents. On April 24, 2025, we filed our First Amended Complaint alleging infringement of the same patents. On June 11, 2025, Azurity filed its response to the complaint, alleging that the asserted claims of the patents at issue are not infringed and/or invalid. On July 2, 2025, we filed our answer to Azurity’s counterclaims.
Other
On November 18, 2024, Azurity filed a petition seeking inter partes review of the ’349 Patent at the United States Patent and Trademark Office (USPTO). The proceeding was accorded a filing date of December 12, 2024. On June 4, 2025, the USPTO declined to institute Azurity’s inter partes review of the ’349 Patent and the deadline for Azurity to seek rehearing has passed.
On January 9, 2025, Azurity filed a petition seeking inter partes review of the ’039 Patent at the USPTO. The proceeding was accorded a filing date of March 6, 2025. On July 2, 2025, the USPTO declined to institute Azurity’s inter partes review of the ’039 Patent.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains forward-looking statements. These statements are based on Exelixis, Inc.’s (Exelixis, we, our or us) current expectations, assumptions, estimates and projections about our business and our industry and involve known and unknown risks, uncertainties and other factors that may cause our company’s or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (SEC) on February 11, 2025 (Fiscal 2024 Form 10-K), as supplemented by the information appearing in Part II, Item 1A of our subsequent Quarterly Reports on Form 10-Q as well as those discussed elsewhere in this report. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
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
Sales related to cabozantinib account for the majority of our revenues. Cabozantinib is an inhibitor of multiple tyrosine kinases, including MET, AXL, VEGF receptors and RET and has been approved by the U.S. Food and Drug Administration (FDA) as CABOMETYX® (cabozantinib) tablets for: advanced renal cell carcinoma (RCC) (both alone and in combination with Bristol-Myers Squibb Company’s (BMS) nivolumab (OPDIVO®)), previously treated hepatocellular carcinoma (HCC), previously treated, radioactive iodine (RAI)-refractory differentiated thyroid cancer (DTC), and previously treated, unresectable, locally advanced or metastatic, well-differentiated pancreatic neuroendocrine tumors (pNET) and extra-pancreatic neuroendocrine tumors (epNET); and as COMETRIQ® (cabozantinib) capsules for progressive, metastatic medullary thyroid cancer (MTC). Additionally, CABOMETYX is approved in 68 other countries for all or a combination of the following: advanced RCC, previously treated HCC, previously treated RAI-refractory DTC, and/or previously treated, well-differentiated/unresectable, locally advanced, or metastatic pNET or epNET; and as COMETRIQ for progressive MTC. For physicians treating these types of cancer, cabozantinib has become or is becoming an important medicine in their selection of effective therapies.
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

We plan to continue leveraging our operating cash flows to advance a broad array of diverse biotherapeutics and small molecule programs for the treatment of cancer, as well as to support ongoing company-sponsored and externally sponsored trials evaluating cabozantinib. Furthest along in our pipeline is zanzalintinib, a novel, potent, third-generation oral tyrosine kinase inhibitor (TKI) that targets VEGF receptors, MET and the TAM kinases (TYRO3, AXL and MER). Our zanzalintinib program includes a series of ongoing and planned pivotal trials to explore its therapeutic potential in colorectal cancer (CRC), RCC and NET, as well as earlier-stage trials. Our other pipeline programs in phase 1 development each have best-in-class potential and include: XL309, a small molecule inhibitor of USP1, which has emerged as a synthetic lethal target in the context of BRCA-mutated tumors; XB010, an ADC consisting of a MMAE payload conjugated to a human mAb targeting the tumor antigen 5T4; and XB628, a first-in-class bispecific antibody that simultaneously targets PD-L1 and natural killer cell receptor group 2A, identified as key regulators of innate and adaptive immune cell activity. We complement our internal drug discovery and development efforts by in-licensing or acquiring, or obtaining options to in-license or acquire, investigational oncology assets from third parties if those oncology assets demonstrate evidence or potential of clinical success. Examples of this approach include XL309 and ADU-1805, a clinical-stage and potentially best-in-class human mAb that targets SIRPα.
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
The Inflation Reduction Act of 2022 (IRA) introduced numerous substantial changes to drug pricing, reimbursement and access support in the U.S., including enabling the Centers for Medicare & Medicaid Services (CMS) to assert control over the prices of certain single-source drugs and biotherapeutics reimbursed under Medicare Part B and Part D (the Medicare Drug Price Negotiation Program). The IRA contains a limited exception for small biotech drug manufacturers, which applies on a drug-specific basis, and provides that qualifying drugs will be exempt from selection for pricing negotiation through 2028 and eligible for a lower limit (i.e., a price floor) on the potential maximum fair price in 2029 and 2030, if the manufacturers of those drugs continue to qualify each year (small biotech exception). We have qualified for the small biotech exception with respect to our cabozantinib franchise products through 2027, and we intend to apply to CMS to maintain the small biotech exception each year through 2030. Separately, in December 2024, CMS released final guidance on another program, the Medicare Part D Manufacturer Discount Program (Part D Discount Program), which requires manufacturers to take on more of the beneficiary cost previously subsidized by the federal government through the application of increased drug discounts. We have since received notice from CMS that we qualify for the "specified small manufacturer” designation and are thereby eligible for a phase-in of the increased manufacturer discounts under the Part D Discount Program, from 2025 to 2031.
To develop and commercialize cabozantinib outside the U.S., we have entered into license agreements with Ipsen Pharma SAS (Ipsen) and Takeda Pharmaceutical Company Limited (Takeda). To Ipsen, we granted the rights to develop and commercialize cabozantinib outside of the U.S. and Japan, and to Takeda we granted such rights in Japan. Both Ipsen and Takeda also contribute financially and operationally to the further global development and commercialization of the cabozantinib franchise, and we work closely with them on these activities. Utilizing its regulatory expertise and established international oncology marketing network, Ipsen has continued to execute on its commercialization plans for CABOMETYX, having received regulatory approvals and launched in multiple territories outside of the U.S., including in the European Economic Area (EEA, which covers all 27 member states of the European Union and Norway, Lichtenstein and Iceland), the United Kingdom and Canada, as a treatment for advanced RCC (both as a monotherapy and in combination with nivolumab) and for previously treated HCC and DTC indications. In July, Ipsen received approval from the European Commission (EC) for the EEA, and health regulatory authorities in both Brazil and Australia for CABOMETYX as a treatment for previously treated, well-differentiated/unresectable, locally advanced, or metastatic pNET or epNET (with local labeling variations). With respect to the Japanese market, Takeda received Manufacturing and Marketing Approvals from the Japanese Pharmaceuticals and Medical Devices Agency for monotherapy CABOMETYX as a treatment of patients with curatively unresectable or metastatic RCC and as a treatment of patients with unresectable HCC that has progressed after cancer chemotherapy, as well as for CABOMETYX in combination with nivolumab as a treatment for unresectable or metastatic RCC.
Building on preclinical and clinical observations that cabozantinib in combination with ICIs may promote a more immune-permissive tumor environment, we initiated several pivotal studies to further explore these combination regimens, including collaborations with F. Hoffmann-La Roche Ltd. (Roche) and BMS. In August 2023, we announced positive top-line results from CONTACT-02, a phase 3 pivotal trial sponsored by us and co-funded by Roche, evaluating the combination of cabozantinib and Roche’s ICI, atezolizumab, versus a second novel hormonal therapy (NHT) in patients with measurable, extra-pelvic metastatic castration-resistant prostate cancer (mCRPC) who have progressed after treatment with one prior NHT. The trial met one of two primary endpoints, demonstrating a statistically significant improvement in the predefined progression-free survival intent-to-treat population (ITT) (i.e., the first 400 randomized patients), and these data were presented at the American Society of Clinical Oncology (ASCO) Genitourinary Cancers Symposium in January 2024. For the second primary endpoint of overall survival (OS), the final analysis for CONTACT-02, which was presented during the GU Tumours Proffered Paper Session at the European Society for Medical Oncology Congress in September 2024, a trend favoring the combination of cabozantinib and atezolizumab was shown; however, it was not statistically significant. Based on these results and the evolution of the treatment landscape in mCRPC, Exelixis does not intend to file a supplemental New Drug Application for CONTACT-02.
Pipeline Activities
Zanzalintinib
Zanzalintinib is a novel, potent, third-generation oral TKI that targets VEGF receptors, MET and the TAM kinases (TYRO3, AXL and MER) implicated in cancer’s growth and spread, and is our first in-house compound to enter the clinic following our re-initiation of drug discovery activities in 2017. We are evaluating zanzalintinib in a growing development program that builds on our prior experience with cabozantinib and targets indications with high unmet need. We have established collaborations and will continue to explore additional opportunities for novel combinations with zanzalintinib. To date, we have initiated two large phase 1b/2 clinical trials studying zanzalintinib as a monotherapy and in combination with ICIs (STELLAR-001 and STELLAR-002). Patient enrollment into STELLAR-001 was completed in 2023, and preliminary results from a randomized expansion cohort of patients with metastatic CRC were presented at the ASCO Gastrointestinal Cancers Symposium in January 2025. In May 2025, preliminary results from an expansion cohort of patients with previously untreated advanced clear cell RCC from STELLAR-002 were presented at the 2025 American Society of Clinical Oncology Annual Meeting (ASCO 2025), along with data from multiple dose-escalation cohorts.
We have also initiated four pivotal trials, three evaluating zanzalintinib in combination with ICIs and one evaluating zanzalintinib as a monotherapy. Our first such trial, STELLAR-303, was initiated in June 2022 and is evaluating zanzalintinib in combination with atezolizumab versus regorafenib in patients with metastatic, refractory non-microsatellite instability-high or non-mismatch repair-deficient (non-MSI-H/dMMR) CRC. In June 2025, we announced positive top-line results demonstrating a statistically significant improvement in OS versus regorafenib in all patients (i.e., in the ITT population). This represents the final OS analysis in the ITT population. The trial will proceed to the planned final analysis for the other dual primary endpoint of OS in patients without liver metastases (non-liver metastases or NLM). We intend to discuss these positive results with regulators with the intention to file a New Drug Application in the U.S. Detailed results are expected to be presented at a future medical meeting.
The second pivotal trial, STELLAR-304, was initiated in December 2022 and is evaluating zanzalintinib in combination with nivolumab versus sunitinib in previously untreated patients with advanced non-clear cell RCC. We expect top-line results in the first half of 2026, depending on event rates.
In December 2023, we initiated STELLAR-305, a phase 2/3 pivotal trial evaluating zanzalintinib in combination with pembrolizumab (KEYTRUDA®), an anti-PD-1 ICI developed by Merck & Co., Inc., versus placebo in combination pembrolizumab in patients with previously untreated PD-L1-positive recurrent or metastatic squamous cell carcinoma of the head and neck (SCCHN). Based on our evaluation of emerging data from the phase 2 portion of STELLAR-305, competition in this indication, and assessment of other, potentially larger, commercial opportunities, the study will not proceed to phase 3.
In June 2025, we initiated STELLAR-311, a phase 3 pivotal trial evaluating zanzalintinib versus everolimus as a first oral therapy in patients with advanced NET, regardless of site of origin.
To further expand our exploration of the clinical potential of zanzalintinib, we entered into a clinical development collaboration with MSD International Business GmbH, known as Merck within the United States and Canada (Merck) to evaluate zanzalintinib in combination with WELIREG® (belzutifan), Merck's oral HIF-2α inhibitor, in RCC as well as in combination with KEYTRUDA® in SCCHN. Under the collaboration, we continue to retain all global commercial and marketing rights to zanzalintinib. Merck will sponsor a phase 1/2 trial and two phase 3 pivotal trials in RCC and will fund one of these phase 3 studies; we will co-fund the phase 1/2 study and the other phase 3 study, as well as supply zanzalintinib and cabozantinib.
We intend to initiate additional pivotal trials evaluating zanzalintinib across a broad array of future potential indications.
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
As part of our strategy to access clinical- or near-clinical-stage assets, we executed an exclusive option and license agreement and clinical development collaboration with Sairopa B.V. (Sairopa) to develop ADU-1805. ADU-1805 is currently being evaluated in a phase 1 clinical trial in patients with advanced or metastatic refractory solid tumors, as monotherapy and in combination with pembrolizumab. Enrollment is ongoing. In addition to the option deal with Sairopa, some of our active collaborations for biotherapeutics programs are with:
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
We have made significant progress under our research collaborations and in-licensing arrangements and believe we will continue to do so in 2025 and in future years. For example, in April 2025, we initiated the phase 1 study of XB628, a first-in-class bispecific antibody discovered, in part, in collaboration with Invenra, and in July 2025, the FDA accepted our Investigational New Drug (IND) application for XB371, a next-generation tissue factor-targeting ADC with a topoisomerase inhibitor payload, which was discovered, in part, in collaboration with Catalent. We are also advancing additional biotherapeutic candidates toward potential IND filings, each of which was discovered, in part, in connection with our research collaborations and in-licensing arrangements, including: XB064, a high-affinity mAb that targets ILT2; XB033, an ADC targeting the tumor antigen IL13Rα2; and XB773, an ADC targeting the tumor antigen DLL3.
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
Second Quarter 2025 Business Updates and Financial Highlights
During the second quarter of 2025, we continued to execute on our business objectives, generating significant revenues from operations and enabling us to continue to seek to maximize the clinical and commercial potential of our products and expand our product pipeline. Significant business updates and financial highlights for the quarter and subsequent to quarter-end include:
Business Updates
•In May 2025, we presented preliminary results from an expansion cohort of patients with previously untreated advanced clear cell RCC from STELLAR-002, along with data from multiple dose-escalation cohorts, at ASCO 2025.
•In June 2025, we announced positive top-line results from STELLAR-303 in which zanzalintinib in combination with atezolizumab demonstrated a statistically significant improvement in OS versus regorafenib in the ITT population of patients with previously treated non-MSI-H/dMMR CRC. The trial will proceed to the planned final analysis of the other dual primary endpoint of OS in the NLM patient population.
•In June and July 2025, the USPTO declined to institute Azurity’s inter partes review of U.S. Patent Nos. 11,298,349 and 12,128,039, respectively.
•As of June 30, 2025, we have repurchased $796.3 million of our common stock at an average purchase price of $36.69 per share, under the two $500 million share repurchase authorizations announced in August 2024 and February 2025.

•In July 2025, we entered into a settlement agreement with Biocon, which resolved patent litigation we brought in response to Biocon’s ANDA. For details on the Biocon matter, see “Note 11. Commitments and Contingencies – Legal Proceedings” of the “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q.
•In July 2025, we announced that our partner Ipsen received approval from the EC for CABOMETYX for adult patients with unresectable or metastatic, well-differentiated epNET and pNET who have progressed following at least one prior systemic therapy other than somatostatin analogues, following the positive opinion received from the European Medicines Agency’s Committee for Medicinal Products for Human Use in June 2025. In July, Ipsen also received approval for CABOMETYX as a treatment for previously treated advanced NET by health regulatory authorities in both Brazil and Australia.
Financial Highlights
•Net product revenues for the second quarter of 2025 were $520.0 million, as compared to $437.6 million for the second quarter of 2024.
•Total revenues for the second quarter of 2025 were $568.3 million, as compared to $637.2 million for the second quarter of 2024.
•Research and development expenses for the second quarter of 2025 were $200.4 million, as compared to $211.1 million for the second quarter of 2024.
•Selling, general and administrative expenses for the second quarter of 2025 were $134.9 million, as compared to $132.0 million for the second quarter of 2024.
•Provision for income taxes for the second quarter of 2025 was $45.6 million, as compared to $66.7 million for the second quarter of 2024.
•Net income for the second quarter of 2025 was $184.8 million, or $0.68 per share, basic and $0.65 per share, diluted, as compared to net income of $226.1 million, or $0.78 per share, basic and $0.77 per share, diluted, for the second quarter of 2024.
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
Even if the required regulatory approvals to market CABOMETYX for additional indications are achieved, we and our collaboration partners may not be able to commercialize CABOMETYX effectively and successfully in these additional indications. In addition, CABOMETYX will only continue to be commercially successful if private third-party and government payers continue to provide coverage and reimbursement. As is the case for all innovative pharmaceutical therapies, obtaining and maintaining coverage and reimbursement for CABOMETYX is becoming increasingly difficult, both within the U.S. and in foreign markets. In addition, healthcare policymakers in the U.S. continue to express concern over healthcare costs, and corresponding legislative and policy initiatives and activities have been launched aimed at increasing the healthcare cost burdens borne by pharmaceutical manufacturers, as well as expanding access to, and restricting the prices and growth in prices of, pharmaceuticals. Further, the U.S. Presidential administration has suggested that it may impose tariffs on imported pharmaceuticals.
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
Some of these challenges and risks are specific to our business, others are common to companies in the biopharmaceutical industry with development and commercial operations, and an additional category are macroeconomic, affecting all companies. For a more detailed discussion of challenges and risks we face, see “Risk Factors” in Part I, Item 1A of our 2024 Form 10-K, as supplemented and, to the extent inconsistent or superseded in Part II, Item 1A of our Quarterly Reports on Form 10-Q.
Fiscal Year Convention
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31. Fiscal year 2025, which is a 52-week fiscal year, will end on January 2, 2026 and fiscal year 2024, which was a 53-week fiscal year, ended on January 3, 2025. The 52-week fiscal year in 2025 may result in a modest year-over-year impact on revenues and expenses, as compared to 2024. For convenience, references in this report as of and for the fiscal periods ended July 4, 2025 and June 28, 2024, and as of and for the fiscal years ending January 2, 2026 and ended January 3, 2025, are indicated as being as of and for the periods ended June 30, 2025 and June 30, 2024, and the years ending December 31, 2025 and ended December 31, 2024, respectively.
Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Net product revenues	$520,014	$437,581	19%	$1,033,297	$816,104	27%
License revenues	49,301	194,986	-75%	91,781	239,662	-62%
Collaboration services revenues	(1,054)	4,611	n/a	(1,370)	6,638	n/a
Total collaboration revenues	$48,247	$199,597	-76%	$90,411	$246,300	-63%
Total revenues	$568,261	$637,178	-11%	$1,123,708	$1,062,404	6%
Net Product Revenues
Gross product revenues, discounts and allowances and net product revenues were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Gross product revenues	$745,280	$604,291	23%	$1,466,991	$1,168,076	26%
Discounts and allowances	(225,266)	(166,710)	35%	(433,694)	(351,972)	23%
Net product revenues	$520,014	$437,581	19%	$1,033,297	$816,104	27%

Net product revenues by product were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
CABOMETYX	$517,890	$433,341	20%	$1,028,762	$809,758	27%
COMETRIQ	2,124	4,240	-50%	4,535	6,346	-29%
Net product revenues	$520,014	$437,581	19%	$1,033,297	$816,104	27%
The increases in net product revenues for the three and six months ended June 30, 2025, as compared to the corresponding prior year periods, were primarily related to increases of 20% and 22%, respectively, in the number of CABOMETYX units sold reflecting continuing demand for CABOMETYX in combination with nivolumab as a first-line treatment of patients with advanced RCC. The increases in sales volume were largely driven by refills, reflecting the longer duration of therapy for this combination, and increases in related market share reflecting the continued evolution of the metastatic RCC and NET treatment landscapes.
We project our net product revenues may increase for the remainder of 2025, as compared to the corresponding prior year period, as a result of the FDA’s approval in the first quarter of 2025, of CABOMETYX for patients with previously treated advanced NET and for similar reasons noted above.
We recognize product revenues net of discounts and allowances that are described in “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2024 Form 10-K.
Discounts and allowances have generally increased over time as the number of patients participating in government programs has increased and as the discounts given and rebates paid to government payers have also increased. The increases in the amount of discounts and allowances for the three and six months ended June 30, 2025, as compared to the corresponding prior year periods, were primarily the result of increases in volume of units sold, and the increases in the dollar amount of chargebacks under the 340B Drug Pricing Program.
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
During the three and six months ended June 30, 2024, $150.0 million in revenues was recognized and allocated to license revenues, in connection with a commercial milestone payment from Ipsen upon its achievement of $600.0 million in cumulative net sales of cabozantinib over four consecutive quarters in its related license territory. Milestone revenues, which are allocated between license revenues and collaboration services revenues, were $151.5 million and $153.0 million, respectively, for the three and six months ended June 30, 2024.
Royalty revenues for the three months ended June 30, 2025 increased, as compared to the corresponding prior year period, primarily as a result of increases in Ipsen’s net sales of cabozantinib outside of the U.S and Japan. Royalty revenues for the six months ended June 30, 2025 were flat, as compared to the corresponding prior year period, as a result of a decrease in Ipsen’s net sales of cabozantinib outside of the U.S. and Japan, that was offset by an increase in other royalty revenues, primarily from Takeda. Ipsen royalties were $39.5 million and $73.5 million, respectively, for the three and six months ended June 30, 2025, as compared to $37.9 million and $74.8 million for the corresponding prior year periods. Royalty revenues for the three and six months ended June 30, 2025 related to Takeda’s net sales of cabozantinib were $3.8 million and $6.6 million, respectively, as compared to $3.3 million and $6.0 million, respectively, for the corresponding prior year periods. CABOMETYX is approved and is commercially available in 68 countries outside the U.S.
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
Development cost reimbursements decreased in the three and six months ended June 30, 2025, as compared to the corresponding prior year periods, due to decreases in spending on studies evaluating cabozantinib that are subject to reimbursement.
Recognition of deferred revenues for the portion of upfront and milestone payments that have been allocated to research and development services performance obligations were not material in the three and six months ended June 30, 2025 and 2024, respectively.
Collaboration services revenues are reduced by the 3% royalty we are required to pay Royalty Pharma on the net sales by Ipsen and Takeda of any products containing cabozantinib. The royalty payments due to Royalty Pharma increased in the three and six months ended June 30, 2025, as compared to the corresponding prior year periods, as a result of an increase in the royalty generating sales of cabozantinib by Ipsen and Takeda.
We project our collaboration services revenues may decrease for the remainder of 2025, as compared to the corresponding prior year period, primarily as a result of a decrease in development cost reimbursements and an increase in royalty payments to Royalty Pharma on net sales by Ipsen and Takeda of any products containing cabozantinib.
Cost of Goods Sold
The cost of goods sold and our gross margins were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Cost of goods sold	$19,470	$17,667	10%	$38,642	$38,923	-1%
Gross margin %	96%	96%		96%	95%
Cost of goods sold is related to our product revenues and consists of a 3% royalty payable on U.S. net sales of any product containing cabozantinib, as well as the cost of inventory sold, indirect labor costs, write-downs related to expiring, excess and obsolete inventory and other third-party logistics costs. The increase in cost of goods sold for the three months ended June 30, 2025, as compared to the corresponding prior year period, was primarily due to an increase in royalties as a result of increased U.S. CABOMETYX sales, partially offset by a decrease in certain period costs. The decrease in cost of goods sold for the six months ended June 30, 2025, as compared to the corresponding prior year period, was primarily due to a decrease in certain period costs, including a decrease in write-downs for excess inventory, partially offset by an increase in royalties as a result of increased U.S. CABOMETYX sales. We project our gross margin will not change significantly during the remainder of 2025.
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
Research and development expenses by category were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Development:
Clinical trial costs	$55,744	$59,215	-6%	$118,485	$133,933	-12%
Personnel expenses	49,461	47,294	5%	98,998	92,810	7%
License and other collaboration costs	2,500	—	n/a	7,500	17,500	-57%
Consulting and outside services	16,321	12,907	26%	29,024	24,033	21%
Other development costs	10,133	26,818	-62%	33,369	50,845	-34%
Total development	134,159	146,234	-8%	287,376	319,121	-10%
Drug discovery:
License and other collaboration costs	3,154	5,768	-45%	3,413	11,063	-69%
Other drug discovery costs	18,203	19,328	-6%	36,197	36,523	-1%
Total drug discovery	21,357	25,096	-15%	39,610	47,586	-17%
Stock-based compensation	14,143	9,178	54%	23,665	13,070	81%
Other research and development	30,697	30,639	0%	61,938	59,059	5%
Total research and development expenses	$200,356	$211,147	-5%	$412,589	$438,836	-6%
In addition, we track our external clinical trial costs by product and product candidate and by scientific modalities, which are categorized as small molecule and biotherapeutics programs. Small molecule clinical development for the reported periods were primarily composed of cabozantinib and zanzalintinib. Biotherapeutics clinical development for the reported periods were primarily composed of XB010, XB002 and XB628.
Clinical trial costs by scientific modalities, by product and by product candidate were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Small molecules:
Zanzalintinib	$38,627	$31,093	24%	$79,747	$71,101	12%
Cabozantinib	8,469	16,399	-48%	18,452	34,725	-47%
Other small molecules	4,607	3,490	32%	10,123	7,579	34%
Total small molecules	51,703	50,982	1%	108,322	113,405	-4%
Biotherapeutics	4,041	8,233	-51%	10,163	20,528	-50%
Total clinical trial costs	$55,744	$59,215	-6%	$118,485	$133,933	-12%
The decreases in research and development expenses for the three and six months ended June 30, 2025, as compared to the corresponding prior year periods, were primarily related to decreases in manufacturing costs to support our development candidates (presented as part of other development costs), license and other collaboration costs, and clinical trial costs, partially offset by increases in stock-based compensation, personnel expenses, and consulting and outside services.
Development-related license and other collaboration costs increased for three months ended June 30, 2025, as compared to the corresponding prior year period, primarily due to higher development milestone achievement in our clinical-stage in-licensing collaboration programs. Development-related license and other collaboration costs decreased for the six months ended June 30, 2025, as compared to the corresponding prior year period, primarily due to lower development milestones achievement in our clinical-stage in-licensing collaboration programs.
Drug discovery-related license and other collaboration costs decreased for the three and six months ended June 30, 2025, as compared to the corresponding prior year periods, primarily due to lower development milestone achievement in our discovery-stage in-licensing collaboration programs and lower research funding.
Clinical trial costs decreased for the three and six months ended June 30, 2025, as compared to the corresponding prior year periods, primarily due to lower costs associated with studies evaluating cabozantinib and XB002, partially offset by higher costs associated with zanzalintinib, XB010 and XL495 studies.
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
We project that clinical trial costs may increase for the remainder of 2025, as compared to the corresponding prior year period, primarily driven by higher costs associated with various studies evaluating zanzalintinib, and the XL309, XB371, XB628 and XB010 studies, partially offset by lower costs associated with studies evaluating cabozantinib and XB002.
To continue growing our pipeline, we are prioritizing investment in new molecules that are clinically differentiated with the potential to improve the standard of care for our cancer patients, including current and planned clinical trial programs evaluating zanzalintinib, XL309, XB010, XB371, and XB628. We are working to expand our oncology product pipeline through drug discovery efforts, which encompass our diverse biotherapeutics and small molecule programs exploring multiple modalities and mechanisms of action. This approach provides a high degree of flexibility with respect to target selection and allows us to prioritize those targets that we believe have the greatest chance of yielding impactful therapeutics. As part of our strategy, our drug discovery activities have included and continue to include internal research, as well as external research collaborations, in-licensing arrangements and other strategic transactions that collectively incorporate a wide range of technology platforms and assets and increase our probability of success. As of the date of this Quarterly Report on Form 10-Q, we expect to progress up to two new development candidates into preclinical development later in 2025. We will continue to engage in pipeline expansion initiatives with the goal of acquiring and in-licensing promising investigational oncology assets and then further characterize and develop them utilizing our established preclinical and clinical development infrastructure.
We project our research and development expenses may increase for the remainder of 2025, as compared to the prior year period, primarily driven by increases in consulting and outside services, clinical trial costs, including the current and planned trials evaluating zanzalintinib, XL309, XB371, XB628 and XB010, and stock-based compensation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Selling, general and administrative expenses(1)	$112,931	$115,839	-3%	$233,706	$214,602	9%
Stock-based compensation	21,928	16,176	36%	38,336	31,397	22%
Total selling, general and administrative expenses	$134,859	$132,015	2%	$272,042	$245,999	11%
__________________
(1) Excludes stock-based compensation allocated to selling, general and administrative expenses.
Selling, general and administrative expenses consist primarily of personnel expenses, stock-based compensation, marketing costs and certain other administrative costs.
The increases in selling, general and administrative expenses for the three and six months ended June 30, 2025, as compared to the corresponding prior year periods, were primarily due to increases in personnel expenses, marketing activities in support of the commercial launch of CABOMETYX for the treatment of patients with previously treated advanced NET, and stock-based compensation, partially offset by a decrease in corporate giving.
We project our selling, general and administrative expenses may increase for the remainder of 2025, as compared to the corresponding prior year period, primarily driven by an increase in stock-based compensation and personnel expenses.
Restructuring Expenses
There were no restructuring expenses for the three and six months ended June 30, 2025. Restructuring expenses for the three and six months ended June 30, 2024 were the result of a corporate restructuring plan announced and implemented in the first quarter of 2024 to reduce our workforce and rebalance our cost structure in alignment with our strategic priorities. Restructuring expenses consisted of severance and employee-related costs, asset impairment, and contract termination costs and were mostly incurred in the first quarter of 2024. The restructuring plan was substantially complete as of the end of the second quarter of 2024.
Restructuring expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Restructuring	$—	$475	-100%	$—	$33,310	-100%
Non-Operating Income
Non-operating income was as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Interest income	$16,789	$17,258	-3%	$35,865	$37,152	-3%
Other income (expenses), net	50	(287)	n/a	(195)	(376)	-48%
Non-operating income	$16,839	$16,971	-1%	$35,670	$36,776	-3%
The decreases in non-operating income for the three and six months ended June 30, 2025, as compared to the corresponding prior year periods, were primarily the result of a decrease in interest income due to lower average interest-bearing investment balances, and lower average interest rates.
Provision for Income Taxes
The provision for income taxes and the effective tax rates were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024		2025	2024
Provision for income taxes	$45,567	$66,729	-32%	$91,641	$78,679	16%
Effective tax rate	19.8%	22.8%		21.0%	23.0%
The effective tax rate for the three months ended June 30, 2025, differed from the U.S. federal statutory rate of 21%, primarily due to excess tax benefits related to certain stock grants and the generation of federal tax credits, partially offset by state taxes. The effective tax rate for the six months ended June 30, 2025, differed from the U.S. federal statutory rate of 21%, primarily due to state taxes, offset by excess tax benefits related to certain stock grants and the generation of federal tax credits. The effective tax rate for the three and six months ended June 30, 2024, differed from the U.S. federal statutory tax rate of 21%, primarily due to state taxes, offset by the generation of federal tax credits.
Liquidity and Capital Resources
As of June 30, 2025, we had $1.4 billion in cash, cash equivalents and marketable securities, as compared to $1.7 billion as of December 31, 2024. We anticipate that the aggregate of our current cash, cash equivalents and marketable securities available for operations, net product revenues and collaboration revenues will enable us to maintain our operations for at least 12 months and thereafter for the foreseeable future.
Our primary cash requirements for operating activities, which we project will decrease for the remainder of 2025, as compared to the corresponding period in 2024, are employee-related expenditures; payments related to our collaboration and development programs; income tax payments; royalty payments on our net product sales; cash payments for inventory; rent payments for our leased facilities; and contract manufacturing payments.
The Tax Cuts and Jobs Act, signed into law on December 22, 2017, modified the tax treatment of research and experimental (R&E) expenditures beginning in fiscal year 2022, requiring that they must be capitalized and amortized ratably over five years for domestic R&E expenditures or 15 years for foreign R&E expenditures. The One Big Beautiful Bill Act was signed into law on July 4, 2025 which, among other provisions, permanently repeals the requirement to capitalize domestic R&E expenditures for federal income tax purposes for taxable years beginning after December 31, 2024, and allows for the accelerated deduction of any remaining unamortized domestic R&E expenditures. Foreign R&E expenditures are still required to be capitalized and amortized ratably over 15 years. The federal cash tax benefit for previously unamortized domestic R&E expenditures is estimated at $147 million with no corresponding impact to the federal income tax provision.
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
We project that we may continue to spend significant amounts of cash to fund the development of product candidates in our pipeline, including zanzalintinib, XL309, XB371, XB628 and XB010, and the development and commercialization of cabozantinib. In addition, we may continue to expand our oncology product pipeline through additional research collaborations, in-licensing arrangements and other strategic transactions that align with our oncology drug development, regulatory and commercial expertise.
In August 2024, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock before December 31, 2025. In February 2025, our Board of Directors authorized the repurchase of up to an additional $500.0 million of our outstanding common stock before December 31, 2025. Under these programs, as of June 30, 2025, we repurchased 21.7 million shares of common stock for an aggregate purchase price of $796.3 million. As of June 30, 2025, approximately $203.7 million remained available for future stock repurchases before December 31, 2025. Stock repurchases under these programs may be made from time to time through a variety of methods, which may include open market purchases, in block trades, Rule 10b5-1 trading plans, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. The timing and amount of any stock repurchases under the stock repurchase programs will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of our common stock and general market conditions.
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
Sources and Uses of Cash (dollars in thousands):

	June 30, 2025	December 31, 2024	Percent Change
Working capital	$844,653	$1,063,810	-21%
Cash, cash equivalents and marketable securities	$1,385,750	$1,748,567	-21%
Working Capital: The decrease in working capital as of June 30, 2025, as compared to December 31, 2024, was primarily due to repurchases of our common stock, partially offset by the favorable impact to our net current assets resulting from our increase in net product revenues. In the future, our working capital may be impacted by one of these factors or other factors, the amounts and timing of which are variable.
Cash, Cash Equivalents and Marketable Securities: Cash and cash equivalents primarily consist of deposits at major banks, money market funds, commercial paper and other securities with original maturities 90 days or less. Marketable securities primarily consist of debt securities available-for-sale and certificates of deposit. For additional information regarding our cash, cash equivalents and marketable securities, see “Note 5. Cash and Marketable Securities” of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The decrease in cash, cash equivalents and marketable securities as of June 30, 2025, as compared to December 31, 2024, was primarily due to cash payments to repurchase our common stock, payments to support our development and discovery programs and cash payments for employee-related expenditures, partially offset by cash inflows generated by our operations from sales of our products and our commercial collaboration arrangements.
Cash flow activities were as follows (dollars in thousands):

	Six Months Ended June 30,		Percent Change
	2025	2024
Net cash provided by operating activities	$260,430	$188,370	38%
Net cash provided by investing activities	$297,795	$193,565	54%
Net cash used in financing activities	$(611,166)	$(446,470)	37%
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
Net cash provided by operating activities increased for the six months ended June 30, 2025, as compared to the corresponding prior year period, primarily due to an increase in cash received on sales of our products and a decrease in cash paid for certain operating expenses.
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
Net cash provided by investing activities increased for the six months ended June 30, 2025, as compared to the corresponding prior year period. The increase in cash provided by investing activities was primarily due to an increase in cash proceeds from maturities and sales of marketable securities and decreases in purchases of property and equipment and other, and purchases of in-process research and development technology related to certain in-licensing collaboration arrangements, partially offset by an increase in purchases of marketable securities.
Financing Activities
The changes in cash flows from financing activities primarily relate to payments for repurchases of common stock, proceeds from employee stock programs and taxes paid related to net share settlement of equity awards.
Net cash used in financing activities increased for the six months ended June 30, 2025, as compared to the corresponding prior year period, primarily due to an increase in payments for repurchases of common stock and higher withholding taxes remitted to the government related to net share settlements of equity awards, partially offset by an increase in proceeds received from the issuance of common stock under our equity incentive plans.

Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations as of June 30, 2025 from those disclosed in our Fiscal 2024 Form 10-K. For more information about our leases and our other contractual obligations, see “Note 12. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2024 Form 10-K.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2025, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Fiscal 2024 Form 10-K.
Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our market risks, as of June 30, 2025, have not changed significantly from those described in Part II, Item 7A of our Fiscal 2024 Form 10-K.
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
Item 1A. Risk Factors.
In addition to the information discussed elsewhere in this Quarterly Report on Form 10-Q, you should carefully review and consider the risk factors disclosed in Part I, Item 1A of our Fiscal 2024 Form 10-K, as updated by the information appearing in Part II, Item 1A of our subsequent Quarterly Reports on Form 10-Q (Forms 10-Q). These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties not currently known to us or that we deem immaterial also may impair our business operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors described in our Fiscal 2024 Form 10-K and Forms 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In August 2024, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock before December 31, 2025. In February 2025, our Board of Directors authorized the repurchase of up to an additional $500.0 million of our outstanding common stock before December 31, 2025. Under these programs, as of June 30, 2025, we repurchased 21.7 million shares of common stock for an aggregate purchase price of $796.3 million. As of June 30, 2025, approximately $203.7 million remained available for future stock repurchases before December 31, 2025.
The following table summarizes the stock repurchase activity for the three months ended June 30, 2025 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase programs (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
April 5, 2025 - May 2, 2025	2,605	$36.46	2,605	$410,568
May 3, 2025 - May 30, 2025	2,240	$41.00	2,240	$318,736
May 31, 2025 - July 4, 2025	2,682	$42.88	2,682	$203,736
Total	7,527		7,527
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended June 30, 2025, no directors or Section 16 officers of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

EXELIXIS, INC.

July 28, 2025	By:	/s/ Christopher J. Senner
Date		Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)