Form 10-Q
period 2025-10-03
EXELIXIS, INC.
filed 2025-11-04
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2025, there were 268,112,157 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$376,300	$217,374
Marketable securities	612,235	893,902
Trade receivables, net	309,725	265,437
Inventory	27,402	22,388
Prepaid expenses and other current assets	76,595	68,478
Total current assets	1,402,257	1,467,579
Non-current marketable securities	578,287	637,291
Property and equipment, net	104,748	119,391
Deferred tax assets, net	418,582	420,027
Goodwill	63,684	63,684
Right-of-use assets and other non-current assets	255,989	239,718
Total assets	$2,823,547	$2,947,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,348	$38,191
Accrued compensation and benefits	104,364	109,830
Accrued clinical trial liabilities	57,781	57,976
Rebates and fees due to customers	58,234	62,376
Accrued collaboration liabilities	23,428	40,384
Other current liabilities	104,622	95,012
Total current liabilities	373,777	403,769
Non-current operating lease liabilities	176,463	190,823
Other non-current liabilities	112,607	108,895
Total liabilities	662,847	703,487
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000 shares authorized; issued and outstanding: 268,098 and 281,732 at September 30, 2025, and December 31, 2024, respectively	268	282
Additional paid-in-capital	2,262,928	2,343,915
Accumulated other comprehensive income (loss)	3,565	(1,347)
Accumulated deficit	(106,061)	(98,647)
Total stockholders’ equity	2,160,700	2,244,203
Total liabilities and stockholders’ equity	$2,823,547	$2,947,690
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Net product revenues	$542,930	$478,059	$1,576,227	$1,294,163
Collaboration revenues	54,825	61,483	145,236	307,783
Total revenues	597,755	539,542	1,721,463	1,601,946
Operating expenses:
Cost of goods sold	18,574	17,328	57,216	56,251
Research and development	199,164	222,570	611,753	661,406
Selling, general and administrative	123,661	111,801	395,703	357,800
Impairment of long-lived assets	—	51,672	—	51,672
Restructuring	19,816	96	19,816	33,406
Total operating expenses	361,215	403,467	1,084,488	1,160,535
Income from operations	236,540	136,075	636,975	441,411
Interest income	15,922	18,709	51,787	55,861
Other expenses, net	(49)	(29)	(244)	(405)
Income before income taxes	252,413	154,755	688,518	496,867
Provision for income taxes	58,835	36,782	150,476	115,461
Net income	$193,578	$117,973	$538,042	$381,406
Net income per share:
Basic	$0.72	$0.41	$1.97	$1.31
Diluted	$0.69	$0.40	$1.90	$1.28
Weighted-average common shares outstanding:
Basic	268,421	285,622	273,269	291,865
Diluted	278,535	291,478	283,701	296,994
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$193,578	$117,973	$538,042	$381,406
Other comprehensive income:
Net unrealized gains on available-for-sale debt securities, net of tax impact of $(659), $(2,692), $(1,445) and $(2,276), respectively	2,216	9,105	4,912	7,706
Comprehensive income	$195,794	$127,078	$542,954	$389,112
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2025	270,132	$270	$2,251,456	$1,349	$(219,539)	$2,033,536
Net income	—	—	—	—	193,578	193,578
Other comprehensive income	—	—	—	2,216	—	2,216
Issuance of common stock under the equity incentive plan	340	—	3,500	—	—	3,500
Stock transactions associated with taxes withheld on equity awards	—	—	(3,363)	—	—	(3,363)
Repurchases of common stock	(2,374)	(2)	(19,789)	—	(80,100)	(99,891)
Stock-based compensation	—	—	31,124	—	—	31,124
Balance at September 30, 2025	268,098	$268	$2,262,928	$3,565	$(106,061)	$2,160,700

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2024	285,222	$285	$2,324,570	$(5,149)	$(199,972)	$2,119,734
Net income	—	—	—	—	117,973	117,973
Other comprehensive income	—	—	—	9,105	—	9,105
Issuance of common stock under the equity incentive plan	1,041	2	19,787	—	—	19,789
Stock transactions associated with taxes withheld on equity awards	—	—	(2,166)	—	—	(2,166)
Repurchases of common stock	(483)	(1)	(3,939)	—	(8,294)	(12,234)
Stock-based compensation	—	—	23,218	—	—	23,218
Balance at September 30, 2024	285,780	$286	$2,361,470	$3,956	$(90,293)	$2,275,419
Continued on next page

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	281,732	$282	$2,343,915	$(1,347)	$(98,647)	$2,244,203
Net income	—	—	—	—	538,042	538,042
Other comprehensive income	—	—	—	4,912	—	4,912
Issuance of common stock under equity incentive plan and stock purchase plan	4,328	4	41,346	—	—	41,350
Stock transactions associated with taxes withheld on equity awards	—	—	(66,422)	—	—	(66,422)
Repurchases of common stock	(17,962)	(18)	(149,564)	—	(545,456)	(695,038)
Stock-based compensation	—	—	93,653	—	—	93,653
Balance at September 30, 2025	268,098	$268	$2,262,928	$3,565	$(106,061)	$2,160,700

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	302,793	$303	$2,440,710	$(3,750)	$(173,351)	$2,263,912
Net income	—	—	—	—	381,406	381,406
Other comprehensive income	—	—	—	7,706	—	7,706
Issuance of common stock under equity incentive plan and stock purchase plan	3,770	4	42,882	—	—	42,886
Stock transactions associated with taxes withheld on equity awards	—	—	(22,175)	—	—	(22,175)
Repurchases of common stock	(20,783)	(21)	(168,090)	—	(298,348)	(466,459)
Stock-based compensation	—	—	68,143	—	—	68,143
Balance at September 30, 2024	285,780	$286	$2,361,470	$3,956	$(90,293)	$2,275,419
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Net income	$538,042	$381,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,109	21,161
Impairment of long-lived assets	—	64,238
Stock-based compensation	92,886	67,490
Non-cash lease expense	18,210	21,111
Acquired in-process research and development technology	6,999	31,250
Other, net	(9,261)	(9,247)
Changes in operating assets and liabilities:
Trade receivables, net	(44,207)	(32,192)
Inventory	(1,581)	2,691
Prepaid expenses and other assets	(36,737)	(63,068)
Accrued collaboration liabilities	1,544	(1,003)
Accounts payable and other liabilities	(37,252)	(24,129)
Net cash provided by operating activities	550,752	459,708
Cash flows from investing activities:
Purchases of marketable securities	(477,556)	(622,522)
Proceeds from maturities and sales of marketable securities	833,527	651,148
Purchases of property, equipment and other, net	(7,272)	(24,458)
Acquired in-process research and development technology	(25,499)	(27,750)
Net cash provided by (used in) investing activities	323,200	(23,582)
Cash flows from financing activities:
Payments for repurchases of common stock	(689,893)	(461,621)
Proceeds from issuance of common stock under the equity incentive plan and stock purchase plan	41,262	43,027
Taxes paid related to net share settlement of equity awards	(66,395)	(22,180)
Net cash used in financing activities	(715,026)	(440,774)
Net increase (decrease) in cash and cash equivalents	158,926	(4,648)
Cash and cash equivalents at beginning of period	217,374	262,994
Cash and cash equivalents at end of period	$376,300	$258,346
Supplemental cash flow disclosures:
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$15,313
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (Exelixis, we, our or us) is an oncology company innovating next-generation medicines and combination regimens at the forefront of cancer care. We have produced four marketed pharmaceutical products, two of which are formulations of our flagship molecule, cabozantinib, and we are steadily advancing and evolving our product pipeline portfolio, including our lead clinical asset zanzalintinib, currently the focus of an extensive late-stage development program. With a rational and disciplined approach to investment, we are leveraging our internal experience and expertise, and the strength of strategic partnerships, to identify and pursue opportunities across the landscape of scientific modalities, including small molecules, biotherapeutics and antibody-drug conjugates.
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
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31. Fiscal year 2025, which is a 52-week fiscal year, will end on January 2, 2026 and fiscal year 2024, which was a 53-week fiscal year, ended on January 3, 2025. For convenience, references in this report as of and for the fiscal periods ended October 3, 2025, September 27, 2024, July 4, 2025 and June 28, 2024, and as of and for the fiscal years ending January 2, 2026 and ended January 3, 2025 and December 29, 2023, are indicated as being as of and for the periods ended September 30, 2025, September 30, 2024, June 30, 2025, and June 30, 2024, and the years ending December 31, 2025, and ended December 31, 2024, and December 31, 2023, respectively.
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial statements for the periods presented have been included. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any future period. The accompanying Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2024, included in Part II, Item 8 of our Annual Report on Form 10-K, filed with the SEC on February 11, 2025 (Fiscal 2024 Form 10-K).

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
Significant Accounting Policies
There have been no material changes to our significant accounting policies during the nine months ended September 30, 2025, as compared to the significant accounting policies disclosed in “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2024 Form 10-K.
Recently Adopted Accounting Pronouncements
There were no new accounting pronouncements adopted by us since our filing of the Fiscal 2024 Form 10-K, which could have a significant effect on our Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which enhances the disclosures required for income taxes in our annual consolidated financial statements. ASU 2023-09 is effective for us in our annual reporting for fiscal year 2025 on a prospective basis. Early adoption and retrospective reporting are permitted. We are currently evaluating the impact of ASU 2023-09 on our Consolidated Financial Statements.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06) to clarify and modernize the accounting for costs related to internal-use software by removing all references to software development project stages and clarifying the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for us in our annual reporting for fiscal year 2028 on a prospective basis. Early adoption and retrospective reporting are permitted. We do not expect the adoption of ASU 2025-06 to have a material impact on our Consolidated Financial Statements.
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
The segment and consolidated net income, including significant segment expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$597,755	$539,542	$1,721,463	$1,601,946
Less:
Cost of goods sold	18,574	17,328	57,216	56,251
Drug discovery	23,838	25,221	63,448	72,807
Development	133,645	158,365	421,021	477,486
Selling, general, and administrative	103,129	97,542	336,835	312,144
Other segment items(1)	82,078	105,040	206,212	242,252
Interest income	(15,922)	(18,709)	(51,787)	(55,861)
Provision for income taxes	58,835	36,782	150,476	115,461
Segment and consolidated net income	$193,578	$117,973	$538,042	$381,406
_________________
(1) Other segment items include stock-based compensation, impairment of long-lived assets, restructuring expenses, other research and development expenses, including the allocation of general corporate costs to research and development services and development cost reimbursements in connection with certain of our collaboration arrangements, and other expenses, net.
All of our long-lived assets are located in the U.S. See “Note 3. Revenues” for enterprise-wide disclosures about product sales, revenues from major customers and revenues by geographic region.
NOTE 3. REVENUES
Revenues consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenues:
Gross product revenues	$780,272	$646,419	$2,247,263	$1,814,495
Discounts and allowances	(237,342)	(168,360)	(671,036)	(520,332)
Net product revenues	542,930	478,059	1,576,227	1,294,163
Collaboration revenues:
License revenues	56,236	60,239	148,017	299,901
Collaboration services revenues	(1,411)	1,244	(2,781)	7,882
Collaboration revenues	54,825	61,483	145,236	307,783
Total revenues	$597,755	$539,542	$1,721,463	$1,601,946

The percentage of total revenues by customer who individually accounted for 10% or more of our total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Affiliates of Cencora, Inc.	20%	20%	22%	17%
Affiliates of McKesson Corporation	20%	18%	19%	16%
Affiliates of CVS Health Corporation	15%	17%	15%	16%
Accredo Health, Incorporated	11%	11%	12%	10%
Affiliates of Optum Specialty Pharmacy	9%	10%	9%	9%
The percentage of trade receivables by customer who individually accounted for 10% or more of our trade receivables were as follows:

	September 30, 2025	December 31, 2024
Affiliates of McKesson Corporation	26%	23%
Affiliates of Cencora, Inc.	24%	17%
Ipsen Pharma SAS	15%	18%
Affiliates of CVS Health Corporation	13%	20%
Cardinal Health, Inc.	13%	10%
Total revenues by geographic region were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S.	$546,461	$481,461	$1,588,413	$1,303,874
Europe	44,966	51,081	114,705	277,343
Japan	6,328	7,000	18,345	20,729
Total revenues	$597,755	$539,542	$1,721,463	$1,601,946
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

Net product revenues by product were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
CABOMETYX	$539,878	$475,665	$1,568,640	$1,285,423
COMETRIQ	3,052	2,394	7,587	8,740
Net product revenues	$542,930	$478,059	$1,576,227	$1,294,163
Product Sales Discounts and Allowances
The activities and ending reserve balances for each significant category of discounts and allowances (which constitute variable consideration) were as follows (in thousands):

	Chargebacks, Discounts for Prompt Payment and Other	Other Customer Credits/Fees and Co-pay Assistance	Rebates	Total
Balance at December 31, 2024	$25,267	$24,945	$37,431	$87,643
Provision related to sales made in:
Current period	471,760	50,778	158,607	681,145
Prior periods	(4,363)	(2,120)	(3,626)	(10,109)
Payments and customer credits issued	(450,532)	(54,009)	(153,772)	(658,313)
Balance at September 30, 2025	$42,132	$19,594	$38,640	$100,366
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
Contract assets and liabilities were as follows (in thousands):

	September 30, 2025	December 31, 2024
Contract assets(1)	$1,572	$369

Contract liabilities:
Current portion(2)	$1,562	$2,739
Non-current portion(3)	2,270	3,392
Total contract liabilities	$3,832	$6,131
____________________
(1) Presented in right-of-use assets and other non-current assets in the accompanying Condensed Consolidated Balance Sheets.
(2) Presented in other current liabilities in the accompanying Condensed Consolidated Balance Sheets.
(3) Presented in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.

During the three and nine months ended September 30, 2025, we recognized $1.0 million and $3.1 million, respectively, in revenues that were included in the beginning deferred revenues balance for those periods, as compared to $1.4 million and $4.3 million, respectively, for the corresponding prior year periods.
During the three and nine months ended September 30, 2025, we recognized $57.6 million and $151.3 million, respectively, in revenues for performance obligations satisfied in previous periods, as compared to $60.7 million and $302.0 million, respectively, for the corresponding prior year periods. During the three and nine months ended September 30, 2025, such revenues were primarily related to royalty payments allocated to our license performance obligations for our collaborations with Ipsen and Takeda and the recognition of license revenues for the achievement of a regulatory milestone. During the nine months ended September 30, 2024, such revenues were primarily related to the recognition of license revenues for the achievement of a commercial milestone and royalty payments allocated to our license performance obligations for our collaborations with Ipsen and Takeda.
As of September 30, 2025, $31.1 million of the combined transaction prices for our Ipsen and Takeda collaborations were allocated to research and development services performance obligations that had not yet been satisfied. See “Note 4. Collaboration Agreements and Business Development Activities” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2024 Form 10-K for additional information about the expected timing to satisfy these performance obligations.
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
See “Note 4. Collaboration Agreements and Business Development Activities” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2024 Form 10-K for additional information on certain of our collaboration agreements and in-licensing arrangements.
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
Revenues under the collaboration agreement with Ipsen were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
License revenues	$47,313	$51,275	$120,832	$276,062
Collaboration services revenues	(2,347)	(194)	(6,127)	1,281
Total collaboration revenues	$44,966	$51,081	$114,705	$277,343
During the three and nine months ended September 30, 2025, we recognized $4.3 million in license revenues and $0.4 million in collaboration services revenues in connection with a $5.0 million regulatory milestone payment, upon approval by the European Commission for the treatment of patients with either advanced pancreatic neuroendocrine tumors (pNET) or advanced extra-pancreatic neuroendocrine tumors (epNET). During the three and nine months ended September 30, 2024, we recognized $10.8 million in license revenues and $0.5 million in collaboration services revenues, in connection with a $12.5 million regulatory milestone payment, upon submission of a variation application to the European

Medicines Agency for evaluating cabozantinib versus placebo in patients with either advanced pNET or advanced epNET. In addition, during the three and nine months ended September 30, 2024, we recognized $2.2 million in license revenues for a commercial milestone payment from Ipsen upon its achievement of CAD$30.0 million in cumulative net sales of cabozantinib over four consecutive quarters in Canada. License revenues for the nine months ended September 30, 2024 also included $150.0 million related to a commercial milestone payment from Ipsen upon its achievement of $600.0 million in cumulative net sales of cabozantinib over four consecutive quarters in its related Ipsen license territory.
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
Revenues under the collaboration agreement with Takeda were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
License revenues	$3,299	$3,524	$9,891	$9,528
Collaboration services revenues	936	1,438	3,346	6,601
Total collaboration revenues	$4,235	$4,962	$13,237	$16,129
Royalty Pharma
In October 2002, we established a product development and commercialization collaboration agreement with GlaxoSmithKline (now GSK plc, or GSK), that required us to pay a 3% royalty to GSK on the worldwide net sales of any product containing cabozantinib sold by us and our collaboration partners. Effective January 1, 2021, Royalty Pharma plc (Royalty Pharma) acquired from GSK all rights, title and interest in royalties on net product sales containing cabozantinib for non-U.S. markets for the full term of the royalty and for the U.S. market through September 2026, after which time U.S. royalties will revert back to GSK. Royalty fees earned by Royalty Pharma in connection with our sales of cabozantinib are included in cost of goods sold and as a reduction of collaboration services revenues for sales by our collaboration partners. Such royalty fees earned by Royalty Pharma were $22.2 million and $63.9 million during the three and nine months ended September 30, 2025, respectively, as compared to $19.7 million and $54.8 million, respectively, for the corresponding prior year periods.
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
During the three and nine months ended September 30, 2025, we recognized $8.4 million and $19.3 million, respectively, as compared to $18.7 million and $47.2 million, respectively, for the corresponding prior year periods, within research and development expenses on the Condensed Consolidated Statements of Income, primarily related to upfront payments for acquired in-process research and development technology, development milestone payments and option exercise fees for the cost of intellectual property that have not yet achieved technological feasibility, research and development funding and other fees.

As of September 30, 2025, in conjunction with the active collaborative in-licensing arrangements and asset purchase agreements, we are subject to potential future development milestone payments of up to $441.5 million, regulatory milestone payments of up to $278.0 million and commercial milestone payments of up to $2.5 billion, each in the aggregate per product or target, as well as royalties on future net sales of products.
NOTE 5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$226,314	$—	$—	$226,314
Corporate bonds	847,895	4,328	(27)	852,196
U.S. Treasury and government-sponsored enterprises	171,042	669	(50)	171,661
Municipal bonds	8,715	46	—	8,761
Total debt securities available-for-sale	1,253,966	5,043	(77)	1,258,932
Money market funds	222,394	—	—	222,394
Certificates of deposit	85,496	—	—	85,496
Total cash, cash equivalents and marketable securities	$1,561,856	$5,043	$(77)	$1,566,822

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$172,891	$—	$—	$172,891
Corporate bonds	1,012,035	1,498	(2,167)	1,011,366
U.S. Treasury and government-sponsored enterprises	339,126	226	(959)	338,393
Municipal bonds	2,990	11	—	3,001
Total debt securities available-for-sale	1,527,042	1,735	(3,126)	1,525,651
Money market funds	145,690	—	—	145,690
Certificates of deposit	77,226	—	—	77,226
Total cash, cash equivalents and marketable securities	$1,749,958	$1,735	$(3,126)	$1,748,567
Interest receivable was $11.4 million and $14.9 million as of September 30, 2025 and December 31, 2024, respectively, and is included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Realized gains and losses on the sales of marketable securities were immaterial during the three and nine months ended September 30, 2025 and 2024.

We manage credit risk associated with our marketable securities portfolio through our investment policy, which limits purchases to high-quality issuers and the amount of our portfolio that can be invested in a single issuer. The fair value and gross unrealized losses on debt securities available-for-sale in an unrealized loss position were as follows (in thousands):

	September 30, 2025
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$31,172	$(14)	$14,028	$(13)	$45,200	$(27)
U.S. Treasury and government-sponsored enterprises	8,607	(8)	20,889	(42)	29,496	(50)
Total	$39,779	$(22)	$34,917	$(55)	$74,696	$(77)

	December 31, 2024
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$370,065	$(1,630)	$160,887	$(537)	$530,952	$(2,167)
U.S. Treasury and government-sponsored enterprises	125,224	(755)	56,984	(204)	182,208	(959)
Total	$495,289	$(2,385)	$217,871	$(741)	$713,160	$(3,126)
There were 26 and 255 debt securities available-for-sale in an unrealized loss position as of September 30, 2025 and December 31, 2024, respectively. During the three and nine months ended September 30, 2025, we did not record an allowance for credit losses or other impairment charges on our marketable securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. Based on the scheduled maturities of our marketable securities, we determined that it was more likely than not that we will hold these marketable securities for a period of time sufficient for a recovery of our cost basis.
The fair values of debt securities available-for-sale by contractual maturity were as follows (in thousands):

	September 30, 2025	December 31, 2024
Maturing in one year or less	$680,645	$888,360
Maturing after one year through five years	578,287	637,291
Total debt securities available-for-sale	$1,258,932	$1,525,651
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

The classifications within the fair value hierarchy of our financial assets that were measured and recorded at fair value on a recurring basis were as follows (in thousands):

	September 30, 2025
	Level 1	Level 2	Total
Commercial paper	$—	$226,314	$226,314
Corporate bonds	—	852,196	852,196
U.S. Treasury and government-sponsored enterprises	—	171,661	171,661
Municipal bonds	—	8,761	8,761
Total debt securities available-for-sale	—	1,258,932	1,258,932
Money market funds	222,394	—	222,394
Certificates of deposit	—	85,496	85,496
Total financial assets carried at fair value	$222,394	$1,344,428	$1,566,822

	December 31, 2024
	Level 1	Level 2	Total
Commercial paper	$—	$172,891	$172,891
Corporate bonds	—	1,011,366	1,011,366
U.S. Treasury and government-sponsored enterprises	—	338,393	338,393
Municipal bonds	—	3,001	3,001
Total debt securities available-for-sale	—	1,525,651	1,525,651
Money market funds	145,690	—	145,690
Certificates of deposit	—	77,226	77,226
Total financial assets carried at fair value	$145,690	$1,602,877	$1,748,567
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
Impairment of Long-Lived Assets
When necessary, we record impairments of long-lived assets for the amount by which the fair value is less than the carrying value of these assets. When an impairment indicator exists, we calculate the undiscounted value of the projected cash flows for the asset, or asset group, and compare this estimated amount to the carrying amount. If the carrying amount is greater, we record an impairment loss for the excess of carrying value over fair value. In addition, in all cases of an impairment review, we reevaluate the remaining useful lives of the assets and modify them, as appropriate. For more information about our accounting policies, see “Note 1. Organization and Summary of Significant Accounting Policies — Long-Lived Assets Impairment” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2024 Form 10-K.
For the nine months ended September 30, 2024, we recognized $64.3 million of non-cash impairment charges related to long-lived assets of which $12.6 million was incurred in connection with the 2024 Plan (as defined below). The fair value was determined using an income approach where certain Level 3 inputs were used, including estimates and assumptions on the timing and amount of discounted cash flows. See “Note 12. Restructuring” for additional information. During the three and nine months ended September 2024, we evaluated our plans for the Alameda leased facilities and listed certain buildings for sublease. As a result, we determined the related right-of-use assets and leasehold improvements should be evaluated for impairment as separate asset groups. We concluded that the asset groups were not recoverable as of September 30, 2024, and recognized a $51.7 million non-cash impairment charge. The estimated fair value was determined using an income approach comprised of projected discounted cash flows that included certain Level 3 inputs, such as sublease income and discount rates. The assumptions associated with sublease income and discount rates are subject to risks and uncertainties and could materially differ from our estimates. The impairment charge is presented in impairment of long-lived assets in the accompanying Condensed Consolidated Statements of Income.
Forward Foreign Currency Contracts
We may enter into forward foreign currency exchange contracts that are not designated as hedges for accounting purposes to hedge certain operational exposures for the changes in foreign currency exchange rates associated with assets or liabilities denominated in foreign currencies, primarily the Euro.
As of September 30, 2025, we had one forward contract outstanding to sell €3.4 million. The forward contract with a maturity of three months is recorded at fair value and is included in other current liabilities in the accompanying Condensed Consolidated Balance Sheets. The unrealized loss on the forward contract was immaterial as of September 30, 2025. The forward contract is considered a Level 2 in the fair value hierarchy of our fair value measurements. The net realized gains (losses) we recognized on the maturity of forward contracts were immaterial for each of the three and nine months ended September 30, 2025 and 2024, and are included in other expenses, net in the accompanying Condensed Consolidated Statements of Income.
NOTE 7. INVENTORY
Inventory consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$2,071	$2,784
Work in process	60,649	60,316
Finished goods	11,357	8,629
Total	$74,077	$71,729

Balance Sheet classification:
Current portion included in inventory	$27,402	$22,388
Non-current portion included in other non-current assets	46,675	49,341
Total	$74,077	$71,729
NOTE 8. STOCKHOLDERS’ EQUITY
Stock-based Compensation
We have an equity incentive plan under which we grant stock options and restricted stock units (RSUs), including market condition-based RSUs and performance-based RSUs (PSUs) to employees and directors. As of September 30, 2025, 11.3 million shares were available for grant under the Exelixis, Inc. 2017 Equity Incentive Plan (as amended and restated, the 2017 Plan). The share reserve is reduced by 1 share for each share issued pursuant to a stock option and 2 shares for full value awards, including RSUs and PSUs.
We allocated the stock-based compensation for our 2017 Plan and our 2000 Employee Stock Purchase Plan (as amended and restated, the Amended ESPP) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$10,353	$8,764	$34,018	$21,834
Selling, general and administrative	20,532	14,259	58,868	45,656
Total stock-based compensation	$30,885	$23,023	$92,886	$67,490

Stock-based compensation for each type of award under our 2017 Plan and Amended ESPP were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	$493	$1,397	$2,224	$4,659
Restricted stock units	29,660	20,626	87,388	58,224
Performance stock units	—	370	241	2,194
Employee stock purchase plan	732	630	3,033	2,413
Total stock-based compensation	$30,885	$23,023	$92,886	$67,490
As of September 30, 2025, there were 2.6 million stock options outstanding and $1.2 million of related unrecognized stock-based compensation.
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
In March 2025 and September 2025, we awarded to employees an aggregate of 7.2 million RSUs that are subject to a stock price appreciation market condition and a time-based service condition (the 2025 stock price target-based RSUs). The market condition will be satisfied to the extent that the volume-weighted average closing price of our common stock for any consecutive 90-calendar-day period equals or exceeds $60 per share on any day during the performance period, which is March 31, 2025 through March 31, 2030. Following achievement of the market condition, the 2025 stock price target-based RSUs will vest upon employee’s continuous service through the end of the performance period on March 31, 2030 (the time-based service condition). The 2025 stock price target-based RSUs will be forfeited if the market condition at or above the target price is not achieved, and/or the time-based service condition is not fulfilled, by the end of the performance period.
We used a Monte Carlo simulation model and the following weighted-average assumptions to determine the weighted average grant date fair value of $47.58 per share for the 2025 TSR-based RSUs and $25.26 per share for the 2025 stock price target-based RSUs:

	2025 TSR-based RSUs	2025 stock price target-based RSUs
Fair value of Exelixis common stock on grant date	$37.53	$37.09
Expected volatility	32.6%	38.3%
Risk-free interest rate	4.0%	3.9%
Dividend yield	—%	—%
The Monte Carlo simulation model for our 2025 TSR-based RSUs assumed correlations of returns of the stock prices of Exelixis common stock and the common stock of a peer group of companies and historical stock price volatility of the peer group of companies. The valuation model also used terms based on the remaining length of the performance period and compound annual growth rate goals for TSR based on the provisions of the awards. The Monte Carlo simulation model for our 2025 stock price target-based RSUs assumed historical stock price volatility and compounded risk-free rate over the remaining length of the performance period. Stock-based compensation related to RSUs with a market condition is recognized regardless of the outcome of the market condition.

During the nine months ended September 30, 2025, we granted 2.6 million service-based RSUs with a weighted- average grant date fair value of $37.40 per share. As of September 30, 2025, there were 19.6 million RSUs outstanding, including RSUs that are subject to market conditions, and $365.6 million of related unrecognized stock-based compensation. Service-based RSUs granted to employees during the nine months ended September 30, 2025, have vesting conditions and contractual lives of a similar nature to those described in “Note 9. Stockholders’ Equity” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2024 Form 10-K.
Common Stock Repurchases
In August 2024, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock before December 31, 2025. In February 2025, our Board of Directors authorized the repurchase of up to an additional $500.0 million of our outstanding common stock before December 31, 2025. Under these programs, as of September 30, 2025, we repurchased 24.1 million shares of common stock for an aggregate purchase price of $895.3 million. As of September 30, 2025, approximately $104.7 million remained available for future stock repurchases before December 31, 2025.
Stock repurchases under these programs may be made from time to time through a variety of methods, which may include open market purchases, in block trades, Rule 10b5-1 trading plans, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. The timing and amount of any stock repurchases under the stock repurchase programs will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of our common stock and general market conditions. These programs do not obligate us to acquire any amount of our common stock, and the stock repurchase programs may be modified, suspended or discontinued at any time without prior notice.
NOTE 9. PROVISION FOR INCOME TAXES
The effective tax rates for the three and nine months ended September 30, 2025 were 23.3% and 21.9%, respectively, as compared to 23.8% and 23.2%, respectively, for the corresponding periods in 2024. The effective tax rate for the three and nine months ended September 30, 2025, differed from the U.S. federal statutory tax rate of 21%, primarily due to state taxes, offset by excess tax benefits related to certain stock grants. The effective tax rate for the three and nine months ended September 30, 2024, differed from the U.S. federal statutory tax rate of 21%, primarily due to state taxes, offset by the generation of federal tax credits.
The One Big Beautiful Bill Act (OBBBA) was signed into law on July 4, 2025, which, among other provisions, permanently repeals the requirement to capitalize domestic R&E expenditures for federal income tax purposes for taxable years beginning after December 31, 2024, and allows for the accelerated deduction of any remaining unamortized domestic R&E expenditures. Foreign R&E expenditures are still required to be capitalized and amortized ratably over 15 years. The impact of the OBBBA must be recognized in the period of enactment under ASC 740, Income Taxes. The impact of the tax law changes from the OBBBA, had no material effect on the effective tax rate for the three and nine months ended September 30, 2025.

NOTE 10. NET INCOME PER SHARE
Net income per share — basic and diluted, were computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$193,578	$117,973	$538,042	$381,406
Denominator:
Weighted-average common shares outstanding — basic	268,421	285,622	273,269	291,865
Dilutive securities	10,114	5,856	10,432	5,129
Weighted-average common shares outstanding — diluted	278,535	291,478	283,701	296,994

Net income per share — basic	$0.72	$0.41	$1.97	$1.31
Net income per share — diluted	$0.69	$0.40	$1.90	$1.28
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
The weighted-average potential common shares excluded from our calculation were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Anti-dilutive securities and contingently issuable shares excluded	2,133	4,040	1,856	7,241
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
On November 22, 2024, MSN noticed an appeal to the Court of Appeals for the Federal Circuit (CAFC) and we noticed a cross-appeal on November 26, 2024. On April 1, 2025, MSN filed its Opening Brief arguing that the asserted claims of the ’439, ’440, ’015, and ’349 Patents are invalid. On June 10, 2025, the CAFC granted our request to dismiss our cross-appeal. On June 11, 2025, we filed our Response Brief. On August 1, 2025, MSN filed its Reply Brief.

In February 2025, we received another notice letter from MSN regarding its ANDA, requesting FDA approval to market a generic version of CABOMETYX tablets. MSN’s notice letter included a Paragraph IV certification with respect to Orange Book-listed patent U.S. Patent No. 12,128,039, low impurity (the ’039 Patent), which expires in 2032. On March 19, 2025, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of this patent arising from MSN’s further amendment of its ANDA filing with the FDA. On April 10, 2025, MSN filed its response to the complaint, alleging that the asserted claims of the ’039 Patent are invalid, unenforceable, and not infringed. On May 1, 2025, we filed our answer to MSN’s counterclaim. On August 18, 2025, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to the ’039 Patent, if those claims are not found to be invalid or unenforceable, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s proposed ANDA product prior to the expiration of the ’039 Patent would also infringe certain claims of the patent, if those claims are not found to be invalid or unenforceable. This litigation has been consolidated with the Sun and Azurity litigations described below and trial has been scheduled for November 2, 2026.
Sun ANDA Litigation
On September 17, 2024, we received a notice letter regarding an ANDA submitted to the FDA by Sun Pharmaceutical Industries Ltd. (Sun), requesting approval to market a generic version of CABOMETYX tablets. Sun’s notice letter included a Paragraph IV certification with respect to the ’776 Patent, the ’342 Patent, the ’873 Patent, the ’757 Patent, the ’439 Patent, the ’440 Patent, the ’015 Patent, and the ’349 Patent, which are listed in the Orange Book, for CABOMETYX. On October 30, 2024, we filed a complaint in the Delaware District Court for patent infringement against Sun asserting infringement of the ’776, ’439, ’440, and ’015 Patents. On January 22, 2025, Sun filed its response to the complaint, alleging that the asserted claims of the patents at issue are invalid and not infringed. Sun also filed counterclaims that, inter alia, seek a declaratory judgment that Sun’s ANDA would not infringe any valid and enforceable claim of the ’776, ’439, ’440, ’015, ’342, ’873, ’757, and ’349 Patents. On March 14, 2025, we filed our answer to Sun’s counterclaims. This litigation has been consolidated with the below Sun, MSN, and Azurity litigations and trial has been scheduled for November 2, 2026.
In February 2025, we received another notice letter from Sun regarding its ANDA, requesting FDA approval to market a generic version of CABOMETYX tablets. Sun’s notice letter included a Paragraph IV certification with respect to Orange Book-listed ’039 Patent, which expires in 2032. On April 4, 2025, we filed a complaint in the Delaware District Court for patent infringement against Sun asserting infringement of the ’039 Patent arising from Sun’s amendment of its ANDA filing with the FDA. On June 9, 2025, Sun filed its response to the complaint, alleging that the asserted claims of the ’039 Patent are invalid, unenforceable, and not infringed. On June 30, 2025, we filed our answer to Sun’s counterclaim. This litigation has been consolidated with the MSN and Azurity litigations described in this section and trial has been scheduled for November 2, 2026.
Biocon ANDA Litigation
In March 2025, we received a notice letter regarding an ANDA submitted to the FDA by Biocon Pharma Limited (Biocon), requesting approval to market a generic version of CABOMETYX tablets. Biocon’s notice letter included a Paragraph IV certification with respect to the ’776 Patent, the ’342 Patent, the ’873 Patent, the ’757 Patent, the ’439 Patent, the ’440 Patent, the ’015 Patent, the ’349 Patent, and the ’039 Patent which are listed in the Orange Book, for CABOMETYX. On April 11, 2025, we filed a complaint in the Delaware District Court for patent infringement against Biocon asserting infringement of the ’776, ’439, ’440, ’015, and ’039 Patents. On June 19, 2025, Biocon filed its response to the complaint, alleging that the asserted claims of the patents at issue are invalid and not infringed. On July 10, 2025, we filed our answer to Biocon’s counterclaims. In July 2025, we entered into a settlement and license agreement with Biocon (the Biocon Settlement Agreement). Pursuant to the terms of the Biocon Settlement Agreement, Exelixis will grant Biocon a license to market its generic version of CABOMETYX in the United States beginning on January 1, 2031, if approved by the FDA and subject to conditions and exceptions common to agreements of this type. Additionally, in accordance with the Biocon Settlement Agreement, the parties will terminate all ongoing Hatch-Waxman litigation between Exelixis and Biocon regarding CABOMETYX patents pending in the U.S. District Court for the District of Delaware. The litigation was terminated on September 5, 2025.
Azurity 505(b)(2) NDA Litigation
In March 2025, we received a notice letter regarding a 505(b)(2) New Drug Application (505(b)(2)) submitted to the FDA by Azurity Pharmaceuticals, Inc. (Azurity), requesting approval to market cabozantinib (S)-malate tablets. Azurity’s notice letter included a Paragraph IV certification with respect to the ’776 Patent, the ’342 Patent, the ’873 Patent, the ’757 Patent, the ’439 Patent, the ’440 Patent, the ’015 Patent, the ’349 Patent, and the ’039 Patent which are listed in the Orange Book, for CABOMETYX. On April 18, 2025, we filed a complaint in the Delaware District Court for patent infringement against Azurity asserting infringement of the ’776, ’439, ’440, ’015, ’349, and ’039 Patents. On April 24, 2025, we filed our First Amended Complaint alleging infringement of the same patents. On June 11, 2025, Azurity filed its response to the complaint, alleging that the asserted claims of the patents at issue are not infringed and/or invalid. On July 2, 2025, we filed our answer to Azurity’s counterclaims. On July 28, 2025 Azurity filed motions for judgment on the pleadings regarding the non-infringement of the ’776, ’439, ’440, ’015, ’349, and ’039 Patents. On August 25, 2025 we filed our answering briefs to Azurity’s motions for judgment on the pleadings. On September 15, 2025, Azurity filed its reply briefs. This litigation has been consolidated with the MSN and Sun litigations described above and trial has been scheduled for November 2, 2026.
Other
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
NOTE 12. RESTRUCTURING
In the third quarter of fiscal year 2025, our Board of Directors authorized, and we implemented, a corporate reorganization plan (the 2025 Plan) to reorganize our workforce and close our office located in King of Prussia, Pennsylvania. Restructuring expenses expected to be incurred under the 2025 Plan are primarily severance and employee-related costs. During the three and nine months ended September 30, 2025, we recognized $19.8 million in expenses associated with the 2025 Plan, which are presented in restructuring in the accompanying Condensed Consolidated Statements of Income. The total estimated restructuring costs are approximately $20.5 million. We incurred the majority of the charges related to the 2025 Plan during the third quarter of 2025 and expect to substantially complete the 2025 Plan by the end of the fiscal year 2025. The expected pre-tax charges are estimates and are subject to a number of assumptions and actual results may vary from the estimates provided.
The restructuring activities and balances as of and for the nine months ended September 30, 2025 and 2024 were as follows (in thousands):

		Nine Months Ended September 30, 2025
	Accrued at December 31, 2024	Initial Costs	Non-cash Charges	Cash Payments	Accrued at September 30, 2025(2)	Total Costs Incurred to Date	Total Expected Plan Costs
Severance and employee-related costs and other exit costs(1)	$—	$19,816	$(395)	$(2,798)	$16,623	$19,816	$20,451
Other restructuring plans(3)	256	—	—	(256)	—	—	—
Total restructuring	$256	$19,816	$(395)	$(3,054)	$16,623	$19,816	$20,451
__________________
(1) Other exit costs will be expensed as incurred.
(2) As of September 30, 2025, substantially all restructuring liabilities have been recorded in accrued compensation and benefits in the accompanying Condensed Consolidated Balance Sheets.
(3) Consisted of severance and employee-related costs from the 2024 Plan, paid in the first quarter of 2025.
In the first quarter of fiscal year 2024, our Board of Directors authorized, and we implemented, a corporate restructuring plan (the 2024 Plan) to reduce our workforce and rebalance our cost structure in alignment with our strategic priorities. Restructuring expenses incurred under the 2024 Plan included: severance and employee-related costs; asset impairment; and contract termination and other exit costs. We incurred the majority of the charges related to the 2024 Plan during the first quarter of 2024 and substantially completed the 2024 Plan as of the end of the second quarter of 2024. During the three and nine months ended September 30, 2024, we recognized $0.1 million and $33.4 million, respectively, in expenses associated with the 2024 Plan, which are presented in restructuring in the accompanying Condensed Consolidated Statements of Income.

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
Overview
We are an oncology company innovating next-generation medicines and combination regimens at the forefront of cancer care. We have produced four marketed pharmaceutical products, two of which are formulations of our flagship molecule, cabozantinib, and we are steadily advancing and evolving our product pipeline portfolio, including our lead clinical asset zanzalintinib, currently the focus of an extensive late-stage development program. With a rational and disciplined approach to investment, we are leveraging our internal experience and expertise, and the strength of strategic partnerships, to identify and pursue opportunities across the landscape of scientific modalities, including small molecules, biotherapeutics and antibody-drug conjugates (ADCs).
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
We plan to continue leveraging our operating cash flows to advance a broad array of diverse biotherapeutics and small molecule programs for the treatment of cancer, as well as to support ongoing company-sponsored and externally sponsored trials evaluating cabozantinib. Furthest along in our pipeline is zanzalintinib, a novel oral kinase inhibitor that targets VEGF receptors, MET and the TAM kinases (TYRO3, AXL and MER). Our zanzalintinib development program includes a series of ongoing and planned pivotal trials to explore its therapeutic potential in colorectal cancer (CRC), RCC and neuroendocrine tumors (NET), as well as earlier-stage trials. Our pipeline programs in phase 1 development, each having best-in-class potential, include: XL309, a small molecule inhibitor of USP1, which has emerged as a synthetic lethal target in the context of BRCA-mutated tumors; XB010, an ADC consisting of a MMAE payload conjugated to a human mAb targeting the tumor antigen 5T4; XB628, a first-in-class bispecific antibody that simultaneously targets PD-L1 and natural killer cell receptor group 2A, identified as key regulators of innate and adaptive immune cell activity; and XB371, a next-generation tissue factor-targeting ADC with a topoisomerase inhibitor payload. We complement our internal drug discovery and development efforts by in-licensing or acquiring, or obtaining options to in-license or acquire, investigational oncology assets from third parties if those oncology assets demonstrate evidence or potential of clinical success. An example of this approach is ADU-1805, a clinical-stage and potentially best-in-class human mAb that targets SIRPα.
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
The Inflation Reduction Act of 2022 (IRA) introduced numerous substantial changes to drug pricing, reimbursement and access support in the U.S., including enabling the Centers for Medicare & Medicaid Services (CMS) to assert control over the prices of certain single-source drugs and biotherapeutics reimbursed under Medicare Part B and Part D (the Medicare Drug Price Negotiation Program). CMS has begun to announce rounds of drugs eligible for negotiation under the Medicare Drug Price Negotiation Program. The IRA contains a limited exception for small biotech drug manufacturers, which applies on a drug-specific basis, and provides that qualifying drugs will be exempt from selection for pricing negotiation through 2028 and eligible for a lower limit (i.e., a price floor) on the potential maximum fair price in 2029 and 2030, if the manufacturers of those drugs continue to qualify each year (small biotech exception). We have qualified for the small biotech exception with respect to our cabozantinib franchise products through 2027, and we intend to apply to CMS to maintain the small biotech exception each year through 2030. Separately, in December 2024, CMS released final guidance on another program, the Medicare Part D Manufacturer Discount Program (Part D Discount Program), which requires manufacturers to take on more of the beneficiary cost previously subsidized by the federal government through the application of increased drug discounts. We have since received notice from CMS that we qualify for the "specified small manufacturer” designation and are thereby eligible for a phase-in of the increased manufacturer discounts under the Part D Discount Program, from 2025 to 2031. There also have been proposals from the current U.S. administration that aim to lower prescription drug costs, both through formal regulatory action and by encouraging voluntary compliance from manufacturers. These proposals include efforts to equalize the prices of drugs in the U.S. with the prices of those drugs in other developed countries (also known as most favored nation or MFN pricing), as well as efforts to sell drugs directly to consumers, if appropriate. The administration has directed agencies to pursue MFN pricing through new models and potential regulatory actions, but the scope, timing, and impact of these initiatives remain uncertain.
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
Pipeline Activities
Zanzalintinib
Zanzalintinib is a novel oral kinase inhibitor that targets VEGF receptors, MET and the TAM kinases (TYRO3, AXL and MER) implicated in cancer’s growth and spread, and is our first in-house compound to enter the clinic following our re-initiation of drug discovery activities in 2017. We are evaluating zanzalintinib in a growing development program that builds on our prior experience with cabozantinib and targets indications with high unmet need. We have established collaborations and will continue to explore additional opportunities for novel combinations with zanzalintinib. To date, we have initiated two large phase 1b/2 clinical trials studying zanzalintinib as a monotherapy and in combination with ICIs (STELLAR-001 and STELLAR-002). Patient enrollment into STELLAR-001 was completed in 2023, and preliminary results from a randomized expansion cohort of patients with metastatic CRC were presented at the American Society of Clinical Oncology (ASCO) Gastrointestinal Cancers Symposium in January 2025. In May 2025, preliminary results from an expansion cohort of patients with previously untreated advanced clear cell RCC from STELLAR-002 were presented at the 2025 ASCO Annual Meeting, along with data from multiple dose-escalation cohorts.
We have also initiated four pivotal trials, three evaluating zanzalintinib in combination with ICIs and one evaluating zanzalintinib as a monotherapy. Our first such trial, STELLAR-303, was initiated in June 2022 and is evaluating zanzalintinib in combination with atezolizumab versus regorafenib in patients with metastatic, refractory non-microsatellite instability-high or non-mismatch repair-deficient (non-MSI-H/dMMR) CRC. In June 2025, we announced positive top-line results demonstrating a statistically significant improvement in overall survival (OS) versus regorafenib in all patients (i.e., in the intention-to-treat (ITT) population), and in October 2025, announced that the study demonstrated a 20% reduction in the risk of death versus regorafenib in the ITT population at the final analysis (stratified hazard ratio [HR]: 0.80; 95% confidence interval [CI]: 0.69-0.93; P=0.0045). At a prespecified interim analysis, data pertaining to the other dual primary endpoint, OS in patients without liver metastases showed a trend in OS favoring the combination (15.9 months versus 12.8 months; stratified HR: 0.79; 95% CI: 0.61-1.03; P=0.0875) at a median follow-up of 16.8 months. Detailed findings from the study, including OS and progression-free survival (PFS) in the ITT population and in the subset of patients without liver metastases, were presented at the 2025 European Society for Medical Oncology Congress in October 2025 (ESMO 2025) and simultaneously published in The Lancet. The trial will proceed to the planned final analysis for the dual primary endpoint of OS in patients without liver metastases. We intend to submit a New Drug Application for zanzalintinib in combination with atezolizumab for the treatment of previously treated metastatic colorectal cancer in the U.S. by the end of 2025, subject to limitations on the availability of government services, such as from the FDA, as a result of the ongoing U.S. federal government shutdown.

The second pivotal trial, STELLAR-304, was initiated in December 2022 and is evaluating zanzalintinib in combination with nivolumab versus sunitinib in previously untreated patients with advanced non-clear cell RCC. We expect top-line results in the second half of 2026, depending on event rates.
In June 2025, we initiated STELLAR-311, a phase 3 pivotal trial evaluating zanzalintinib versus everolimus in patients with advanced NET, regardless of site of origin, who had received up to one prior line of therapy.
To further expand our exploration of the clinical potential of zanzalintinib, we entered into a clinical development collaboration with MSD International Business GmbH, known as Merck within the United States and Canada (Merck) to evaluate zanzalintinib in combination with WELIREG® (belzutifan), Merck's oral HIF-2α inhibitor, in RCC as well as in combination with KEYTRUDA® in squamous cell carcinoma of the head and neck. Under the collaboration, we continue to retain all global commercial and marketing rights to zanzalintinib. Merck is sponsoring a phase 1/2 trial and two phase 3 pivotal trials in RCC and will fund one of these phase 3 studies; we will co-fund the phase 1/2 study and the other phase 3 study, as well as supply zanzalintinib and cabozantinib.
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
We have made significant progress under our research collaborations and in-licensing arrangements and believe we will continue to do so in 2025 and in future years. For example, in April 2025, we initiated the phase 1 study of XB628, a first-in-class bispecific antibody discovered, in part, in collaboration with Invenra, and in August 2025, following the FDA’s acceptance of our Investigational New Drug (IND) Application in July 2025, we initiated a phase 1 study of XB371, a next-generation tissue factor-targeting ADC with a topoisomerase inhibitor payload, which was discovered, in part, in collaboration with Catalent. We are also advancing XB064, a high-affinity mAb that targets ILT2, and XB773, an ADC targeting the tumor antigen DLL3 (each discovered, in part, in connection with our research collaborations and in-licensing arrangements) toward potential IND filings. As part of our rational and disciplined approach to investment, we have decided to discontinue further development of the XB033 program.
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
Third Quarter 2025 Business Updates and Financial Highlights
During the third quarter of 2025, we continued to execute on our business objectives, generating significant revenues from operations and enabling us to continue to seek to maximize the clinical and commercial potential of our products and expand our product pipeline. Significant business updates and financial highlights for the quarter and subsequent to quarter-end include:
Business Updates
•In August 2025, we announced the appointment of Dana T. Aftab, Ph.D. as Executive Vice President, Research and Development.
•In October 2025, we presented results from a subgroup analysis of the CABINET phase 3 pivotal trial evaluating CABOMETYX in advanced lung and thymic neuroendocrine tumors, and detailed results from the STELLAR-303 phase 3 pivotal trial evaluating zanzalintinib in combination with atezolizumab in metastatic CRC, at ESMO 2025. The results from STELLAR-303 were concurrently published in The Lancet.
•In October 2025, we announced that our Board of Directors had authorized the repurchase of up to $750 million of our common stock before December 31, 2026. This repurchase authorization is in addition to the two $500 million repurchase authorizations announced in August 2024 and February 2025. Under these programs, as of September 30, 2025, we have repurchased $895.3 million of our common stock, at an average price of $37.18 per share.
Financial Highlights
•Net product revenues for the third quarter of 2025 were $542.9 million, as compared to $478.1 million for the third quarter of 2024.
•Total revenues for the third quarter of 2025 were $597.8 million, as compared to $539.5 million for the third quarter of 2024.
•Research and development expenses for the third quarter of 2025 were $199.2 million, as compared to $222.6 million for the third quarter of 2024.
•Selling, general and administrative expenses for the third quarter of 2025 were $123.7 million, as compared to $111.8 million for the third quarter of 2024.
•Provision for income taxes for the third quarter of 2025 was $58.8 million, as compared to $36.8 million for the third quarter of 2024.

•Net income for the third quarter of 2025 was $193.6 million, or $0.72 per share, basic and $0.69 per share, diluted, as compared to net income of $118.0 million, or $0.41 per share, basic and $0.40 per share, diluted, for the third quarter of 2024.
See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.
Outlook, Challenges and Risks
We will continue to face numerous challenges and risks that may impact our ability to execute on our business objectives. In particular, for the foreseeable future, we expect our ability to generate sufficient cash flow to fund our business operations and growth will depend upon the continued commercial success of CABOMETYX, both alone and in combination with other therapies, as a treatment for the highly competitive indications for which it is approved. In addition, CABOMETYX will only continue to be commercially successful if private third-party and government payers continue to provide coverage and reimbursement. As is the case for all innovative pharmaceutical therapies, obtaining and maintaining coverage and reimbursement for CABOMETYX is becoming increasingly difficult, both within the U.S. and in foreign markets. Further, healthcare policymakers in the U.S. continue to express concern over healthcare costs, and corresponding legislative and policy initiatives and activities have been launched aimed at increasing the healthcare cost burdens borne by pharmaceutical manufacturers, as well as expanding access to, and restricting the prices and growth in prices of, pharmaceuticals. Furthermore, the U.S. Presidential administration has suggested that it may impose tariffs on imported pharmaceuticals.
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
Fiscal Year Convention
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31. Fiscal year 2025, which is a 52-week fiscal year, will end on January 2, 2026 and fiscal year 2024, which was a 53-week fiscal year, ended on January 3, 2025. The 52-week fiscal year in 2025 may result in a modest year-over-year impact on revenues and expenses, as compared to 2024. For convenience, references in this report as of and for the fiscal periods ended October 3, 2025 and September 27, 2024, and as of and for the fiscal years ending January 2, 2026 and ended January 3, 2025, are indicated as being as of and for the periods ended September 30, 2025 and September 30, 2024, and the years ending December 31, 2025 and ended December 31, 2024, respectively.

Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Net product revenues	$542,930	$478,059	14%	$1,576,227	$1,294,163	22%
License revenues	56,236	60,239	-7%	148,017	299,901	-51%
Collaboration services revenues	(1,411)	1,244	n/a	(2,781)	7,882	n/a
Total collaboration revenues	$54,825	$61,483	-11%	$145,236	$307,783	-53%
Total revenues	$597,755	$539,542	11%	$1,721,463	$1,601,946	7%
Net Product Revenues
Gross product revenues, discounts and allowances and net product revenues were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Gross product revenues	$780,272	$646,419	21%	$2,247,263	$1,814,495	24%
Discounts and allowances	(237,342)	(168,360)	41%	(671,036)	(520,332)	29%
Net product revenues	$542,930	$478,059	14%	$1,576,227	$1,294,163	22%
Net product revenues by product were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
CABOMETYX	$539,878	$475,665	13%	$1,568,640	$1,285,423	22%
COMETRIQ	3,052	2,394	27%	7,587	8,740	-13%
Net product revenues	$542,930	$478,059	14%	$1,576,227	$1,294,163	22%
The increases in net product revenues for the three and nine months ended September 30, 2025, as compared to the corresponding prior year periods, were primarily related to increases of 17% and 21%, respectively, in the number of CABOMETYX units sold reflecting continuing demand for CABOMETYX in combination with nivolumab as a first-line treatment of patients with advanced RCC, and demand for previously treated advanced NET. The increases in sales volume were largely driven by refills, reflecting the longer duration of therapy for the combination of CABOMETYX with nivolumab, and increases in related market share reflecting the continued evolution of the metastatic RCC and NET treatment landscapes.
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

Discounts and allowances have generally increased over time as the number of patients participating in government programs has increased and as the discounts given and rebates paid to government payers have also increased. The increases in the amount of discounts and allowances for the three and nine months ended September 30, 2025, as compared to the corresponding prior year periods, were primarily the result of increases in volume of units sold, and the increases in the utilization and the dollar amount of chargebacks under the 340B Drug Pricing Program.
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
Milestone revenues, which are allocated between license revenues and collaboration services revenues, were $5.8 million and $8.2 million for the three and nine months ended September 30, 2025, as compared to $14.6 million and $167.7 million, respectively, for the three and nine months ended September 30, 2024. Milestone revenues recognized included:
•For the three and nine months ended September 30, 2025, $4.7 million in revenues was recognized, in connection with a $5.0 million regulatory milestone payment from Ipsen, upon approval by the EC for the treatment of patients with either advanced pNET or advanced epNET.
•For the three and nine months ended September 30, 2024, $11.3 million in revenues was recognized in connection with a $12.5 million regulatory milestone payment from Ipsen upon submission of a variation application to the European Medicines Agency for evaluating cabozantinib versus placebo in patients with either advanced pNET or advanced epNET. The three and nine months ended September 30, 2024 also included $2.2 million in license revenues recognized in connection with a commercial milestone payment from Ipsen upon its achievement of CAD$30.0 million in cumulative net sales of cabozantinib over four consecutive quarters in Canada.
•For the nine months ended September 30, 2024, $150.0 million in license revenues was recognized in connection with a commercial milestone payment from Ipsen upon its achievement of $600.0 million in cumulative net sales of cabozantinib over four consecutive quarters in its related Ipsen license territory.
Royalty revenues for the three and nine months ended September 30, 2025 increased, as compared to the corresponding prior year periods, primarily as a result of increases in Ipsen’s net sales of cabozantinib outside of the U.S and Japan. Ipsen royalties were $43.0 million and $116.5 million, respectively, for the three and nine months ended September 30, 2025, as compared to $38.3 million and $113.0 million for the corresponding prior year periods. Royalty revenues for the three and nine months ended September 30, 2025 related to Takeda’s net sales of cabozantinib were $3.3 million and $9.9 million, respectively, as compared to $3.5 million and $9.5 million, respectively, for the corresponding prior year periods. CABOMETYX is approved and is commercially available in 68 countries outside the U.S.
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
Development cost reimbursements decreased in the three and nine months ended September 30, 2025, as compared to the corresponding prior year periods, due to decreases in spending on studies evaluating cabozantinib that are subject to reimbursement.
Recognition of deferred revenues for the portion of upfront and milestone payments that have been allocated to research and development services performance obligations were not material in the three and nine months ended September 30, 2025 and 2024, respectively.

Collaboration services revenues are reduced by the 3% royalty we are required to pay Royalty Pharma on the net sales by Ipsen and Takeda of any products containing cabozantinib. The royalty payments due to Royalty Pharma increased in the three and nine months ended September 30, 2025, as compared to the corresponding prior year periods, as a result of an increase in the royalty generating sales of cabozantinib by Ipsen.
We project our collaboration services revenues may decrease for the remainder of 2025, as compared to the corresponding prior year period, primarily as a result of a decrease in development cost reimbursements and an increase in royalty payments to Royalty Pharma on net sales by Ipsen for any products containing cabozantinib.
Cost of Goods Sold
The cost of goods sold and our gross margins were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Cost of goods sold	$18,574	$17,328	7%	$57,216	$56,251	2%
Gross margin %	97%	96%		96%	96%
Cost of goods sold is related to our product revenues and consists of a 3% royalty payable on U.S. net sales of any product containing cabozantinib, as well as the cost of inventory sold, indirect labor costs, write-downs related to expiring, excess and obsolete inventory and other third-party logistics costs. The increase in cost of goods sold for the three and nine months ended September 30, 2025, as compared to the corresponding prior year periods, was primarily due to an increase in royalties as a result of increased U.S. CABOMETYX sales, partially offset by a decrease in certain period costs, including a decrease in write-downs for excess inventory. We project our gross margin will not change significantly during the remainder of 2025.
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

Research and development expenses by category were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Development:
Clinical trial costs	$61,606	$73,599	-16%	$180,091	$207,532	-13%
Personnel expenses	39,494	43,105	-8%	138,492	135,915	2%
License and other collaboration costs	2,000	10,000	-80%	9,500	27,500	-65%
Consulting and outside services	13,583	10,621	28%	42,607	34,654	23%
Other development costs	16,962	21,040	-19%	50,331	71,885	-30%
Total development	133,645	158,365	-16%	421,021	477,486	-12%
Drug discovery:
License and other collaboration costs	6,366	8,662	-27%	9,779	19,725	-50%
Other drug discovery costs	17,472	16,559	6%	53,669	53,082	1%
Total drug discovery	23,838	25,221	-5%	63,448	72,807	-13%
Stock-based compensation	10,353	8,764	18%	34,018	21,834	56%
Other research and development	31,328	30,220	4%	93,266	89,279	4%
Total research and development expenses	$199,164	$222,570	-11%	$611,753	$661,406	-8%
In addition, we track our external clinical trial costs by product and product candidate and by scientific modalities, which are categorized as small molecule and biotherapeutics programs. Small molecule clinical development for the reported periods were primarily composed of cabozantinib and zanzalintinib. Biotherapeutics clinical development for the reported periods were primarily composed of XB010, XB628, and XB002.
Clinical trial costs by scientific modalities, by product and by product candidate were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Small molecules:
Zanzalintinib	$41,626	$33,107	26%	$121,373	$104,208	16%
Cabozantinib	6,753	16,245	-58%	25,205	50,970	-51%
Other small molecules	6,041	6,082	-1%	16,164	13,661	18%
Total small molecules	54,420	55,434	-2%	162,742	168,839	-4%
Biotherapeutics	7,186	18,165	-60%	17,349	38,693	-55%
Total clinical trial costs	$61,606	$73,599	-16%	$180,091	$207,532	-13%
The decreases in research and development expenses for the three and nine months ended September 30, 2025, as compared to the corresponding prior year periods, were primarily related to decreases in license and other collaboration costs, clinical trial costs and manufacturing costs to support our development candidates (presented as part of other development costs), partially offset by increases in stock-based compensation, and consulting and outside services.
Development-related license and other collaboration costs decreased for the three and nine months ended September 30, 2025, as compared to the corresponding prior year periods, primarily due to lower development milestone achievement in our clinical-stage in-licensing collaboration programs. Drug discovery-related license and other collaboration costs decreased for the three and nine months ended September 30, 2025, as compared to the corresponding prior year periods, primarily due to lower development milestone achievement in our discovery-stage in-licensing collaboration programs and lower research funding, partially offset by increases in upfront payments for in-process research and development technology.

Clinical trial costs decreased for the three and nine months ended September 30, 2025, as compared to the corresponding prior year periods, primarily due to lower costs associated with XB002 and with studies evaluating cabozantinib, partially offset by higher costs associated with zanzalintinib, XL309, and XB628 studies.
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
We project that clinical trial costs may decrease for the remainder of 2025, as compared to the corresponding prior year period, primarily driven by lower costs associated with various studies evaluating cabozantinib, zanzalintinib, XL495 and XB002, partially offset by higher costs associated with the XB371, XB628 and XB010 studies.
To continue growing our pipeline, we are prioritizing investment in new molecules that are clinically differentiated with the potential to improve the standard of care for our cancer patients, including current and planned clinical trial programs evaluating zanzalintinib, XL309, XB628, XB371 and XB010. We are working to expand our oncology product pipeline through drug discovery efforts, which encompass our diverse biotherapeutics and small molecule programs exploring multiple modalities and mechanisms of action. This approach provides a high degree of flexibility with respect to target selection and allows us to prioritize those targets that we believe have the greatest chance of yielding impactful therapeutics. As part of our strategy, our drug discovery activities have included and continue to include internal research, as well as external research collaborations, in-licensing arrangements and other strategic transactions that collectively incorporate a wide range of technology platforms and assets and increase our probability of success. As of the date of this Quarterly Report on Form 10-Q, we expect to progress up to two new development candidates into preclinical development later in 2025. We will continue to engage in pipeline expansion initiatives with the goal of acquiring and in-licensing promising investigational oncology assets and then further characterize and develop them utilizing our established preclinical and clinical development infrastructure.
We project our research and development expenses may decrease for the remainder of 2025, as compared to the prior year period, primarily driven by decreases in license and other collaboration costs, manufacturing costs to support our development candidates, personnel expenses and clinical trial costs, partially offset by increases in consulting and outside services.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Selling, general and administrative expenses(1)	$103,129	$97,542	6%	$336,835	$312,144	8%
Stock-based compensation	20,532	14,259	44%	58,868	45,656	29%
Total selling, general and administrative expenses	$123,661	$111,801	11%	$395,703	$357,800	11%
__________________
(1) Excludes stock-based compensation allocated to selling, general and administrative expenses.
Selling, general and administrative expenses consist primarily of personnel expenses, stock-based compensation, marketing costs and certain other administrative costs.
The increase in selling, general and administrative expenses for the three months ended September 30, 2025, as compared to the corresponding prior year period, was primarily due to increases in stock-based compensation and consulting and outside services. The increase in selling, general and administrative expenses for the nine months ended September 30, 2025, as compared to the corresponding prior year period, was primarily due to increases in stock-based compensation, marketing activities in support of the commercial launch of CABOMETYX for the treatment of patients with previously treated advanced NET, and personnel expenses, partially offset by a decrease in corporate giving.

We project our selling, general and administrative expenses may decrease for the remainder of 2025, as compared to the corresponding prior year period, primarily driven by a decrease in corporate giving and lower expenses as a result of the impact of the 2025 Plan.
Impairment of Long-Lived Assets
Impairment of long-lived assets, for the three and nine months ended September 30, 2024, were related to certain leased facilities at our Alameda campus, which were listed for sublease during the third quarter of fiscal year 2024. As a result, we assessed the impacted asset groups for impairment and concluded that the related right-of-use assets and leasehold improvements were not fully recoverable as of September 30, 2024, and recognized a $51.7 million non-cash impairment charge. See “Note 6. Fair Value measurements” of the Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Impairment of long-lived assets were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Impairment of long-lived assets	$—	$51,672	-100%	$—	$51,672	-100%
Restructuring Expenses
Restructuring expenses, for the three and nine months ended September 30, 2025, resulted from the execution of the 2025 Plan to reorganize our workforce and close our office located in King of Prussia, Pennsylvania. Restructuring expenses primarily consisted of severance and employee-related costs. See “Note 12. Restructuring” of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Restructuring expenses, for the three and nine months ended September 30, 2024, resulted from the execution of the 2024 Plan to reduce our workforce and rebalance our cost structure in alignment with our strategic priorities. Restructuring expenses consisted of severance and employee-related costs, asset impairment, and contract termination costs.
Restructuring expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Restructuring expenses	$19,816	$96	n/a	$19,816	$33,406	-41%
Non-Operating Income
Non-operating income was as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Interest income	$15,922	$18,709	-15%	$51,787	$55,861	-7%
Other expenses, net	(49)	(29)	69%	(244)	(405)	-40%
Non-operating income	$15,873	$18,680	-15%	$51,543	$55,456	-7%
The decreases in non-operating income for the three and nine months ended September 30, 2025, as compared to the corresponding prior year periods, were primarily the result of a decrease in interest income due to lower average interest-bearing investment balances, and lower average interest rates.

Provision for Income Taxes
The provision for income taxes and the effective tax rates were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Provision for income taxes	$58,835	$36,782	60%	$150,476	$115,461	30%
Effective tax rate	23.3%	23.8%		21.9%	23.2%
The effective tax rate for the three and nine months ended September 30, 2025, differed from the U.S. federal statutory rate of 21%, primarily due to state taxes, offset by excess tax benefits related to certain stock grants. The effective tax rate for the three and nine months ended September 30, 2024, differed from the U.S. federal statutory tax rate of 21%, primarily due to state taxes, offset by the generation of federal tax credits.
Liquidity and Capital Resources
As of September 30, 2025, we had $1.6 billion in cash, cash equivalents and marketable securities, as compared to $1.7 billion as of December 31, 2024. We anticipate that the aggregate of our current cash, cash equivalents and marketable securities available for operations, net product revenues and collaboration revenues will enable us to maintain our operations for at least 12 months and thereafter for the foreseeable future.
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
The Tax Cuts and Jobs Act, signed into law on December 22, 2017, modified the tax treatment of research and experimental (R&E) expenditures beginning in fiscal year 2022, requiring that they must be capitalized and amortized ratably over five years for domestic R&E expenditures or 15 years for foreign R&E expenditures. The One Big Beautiful Bill Act was signed into law on July 4, 2025, which, among other provisions, permanently repeals the requirement to capitalize domestic R&E expenditures for federal income tax purposes for taxable years beginning after December 31, 2024, and allows for the accelerated deduction of any remaining unamortized domestic R&E expenditures. Foreign R&E expenditures are still required to be capitalized and amortized ratably over 15 years. The federal cash tax benefit for previously unamortized domestic R&E expenditures is estimated at $147 million with no corresponding impact to the federal income tax provision.
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
We project that we may continue to spend significant amounts of cash to fund the development of product candidates in our pipeline, including zanzalintinib, XL309, XB628, XB371 and XB010, and the development and commercialization of cabozantinib. In addition, we may continue to expand our oncology product pipeline through additional research collaborations, in-licensing arrangements and other strategic transactions that align with our oncology drug development, regulatory and commercial expertise.
In August 2024, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock before December 31, 2025. In February 2025, our Board of Directors authorized the repurchase of up to an additional $500.0 million of our outstanding common stock before December 31, 2025. Under these programs, as of September 30, 2025, we repurchased 24.1 million shares of common stock for an aggregate purchase price of $895.3 million. As of September 30, 2025, approximately $104.7 million remained available for future stock repurchases before December 31, 2025. In October 2025, our Board of Directors authorized the repurchase of up to an additional

$750.0 million of our outstanding common stock before December 31, 2026. Stock repurchases under these programs may be made from time to time through a variety of methods, which may include open market purchases, in block trades, Rule 10b5-1 trading plans, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. The timing and amount of any stock repurchases under the stock repurchase programs will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of our common stock and general market conditions. These programs do not obligate us to acquire any amount of our common stock, and the stock repurchase programs may be modified, suspended or discontinued at any time without prior notice.
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
Sources and Uses of Cash (dollars in thousands):

	September 30, 2025	December 31, 2024	Percent Change
Working capital	$1,028,480	$1,063,810	-3%
Cash, cash equivalents and marketable securities	$1,566,822	$1,748,567	-10%
Working Capital: The decrease in working capital as of September 30, 2025, as compared to December 31, 2024, was primarily due to repurchases of our common stock, partially offset by the favorable impact to our net current assets resulting from our increase in net product revenues. In the future, our working capital may be impacted by one of these factors or other factors, the amounts and timing of which are variable.
Cash, Cash Equivalents and Marketable Securities: Cash and cash equivalents primarily consist of deposits at major banks, money market funds, commercial paper and other securities with original maturities 90 days or less. Marketable securities primarily consist of debt securities available-for-sale and certificates of deposit. For additional information regarding our cash, cash equivalents and marketable securities, see “Note 5. Cash and Marketable Securities” of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The decrease in cash, cash equivalents and marketable securities as of September 30, 2025, as compared to December 31, 2024, was primarily due to cash payments to repurchase our common stock, payments to support our development and discovery programs and cash payments for employee-related expenditures, partially offset by cash inflows generated by our operations from sales of our products and our commercial collaboration arrangements.
Cash flow activities were as follows (dollars in thousands):

	Nine Months Ended September 30,		Percent Change
	2025	2024
Net cash provided by operating activities	$550,752	$459,708	20%
Net cash provided by (used in) investing activities	$323,200	$(23,582)	n/a
Net cash used in financing activities	$(715,026)	$(440,774)	62%
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
Net cash provided by operating activities increased for the nine months ended September 30, 2025, as compared to the corresponding prior year period, primarily due to an increase in cash received on sales of our products and a decrease in cash paid for certain operating expenses.

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
Net cash was provided by investing activities for the nine months ended September 30, 2025, as compared to net cash used in investing activities in the corresponding prior year period. The increase in cash provided by investing activities was primarily due to an increase in cash proceeds from maturities and sales of marketable securities and decreases in purchases of marketable securities, purchases of property and equipment, and purchases of in-process research and development technology related to certain in-licensing collaboration arrangements.
Financing Activities
The changes in cash flows from financing activities primarily relate to payments for repurchases of common stock, proceeds from employee stock programs and taxes paid related to net share settlement of equity awards.
Net cash used in financing activities increased for the nine months ended September 30, 2025, as compared to the corresponding prior year period, primarily due to increases in payments for repurchases of common stock and withholding taxes remitted to the government related to net share settlements of equity awards.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations as of September 30, 2025 from those disclosed in our Fiscal 2024 Form 10-K. For more information about our leases and our other contractual obligations, see “Note 12. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2024 Form 10-K.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2025, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Fiscal 2024 Form 10-K.

Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our market risks, as of September 30, 2025, have not changed significantly from those described in Part II, Item 7A of our Fiscal 2024 Form 10-K.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In August 2024, our Board of Directors authorized a stock repurchase program to acquire up to $500.0 million of our outstanding common stock before December 31, 2025. In February 2025, our Board of Directors authorized the repurchase of up to an additional $500.0 million of our outstanding common stock before December 31, 2025. Under these programs, as of September 30, 2025, we repurchased 24.1 million shares of common stock for an aggregate purchase price of $895.3 million. As of September 30, 2025, approximately $104.7 million remained available for future stock repurchases before December 31, 2025. In October 2025, our Board of Directors authorized the repurchase of up to an additional $750.0 million of our outstanding common stock before December 31, 2026.
The following table summarizes the stock repurchase activity for the three months ended September 30, 2025 and the approximate dollar value of shares that may yet be purchased pursuant to our stock repurchase programs (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
July 5, 2025 - August 1, 2025	1,970	$42.64	1,970	$119,737
August 2, 2025 - August 29, 2025	405	$37.08	405	$104,737
August 30, 2025 - October 3, 2025	—	$—	—	$104,737
Total	2,375		2,375
Stock repurchases under these programs may be made from time to time through a variety of methods, which may include open market purchases, in block trades, Rule 10b5-1 trading plans, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. The timing and amount of any stock repurchases under the stock repurchase programs will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of our common stock and general market conditions. These programs do not obligate us to acquire any amount of our common stock, and the stock repurchase programs may be modified, suspended or discontinued at any time without prior notice.
Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
As reported by the Company in its Current Report on Form 8-K dated August 29, 2025, effective as of the same date, Amy C. Peterson, M.D., concluded her service as Executive Vice President, Product Development and Medical Affairs, and Chief Medical Officer of the Company.
In connection with her departure from the Company, the Company and Dr. Peterson entered into a Separation Agreement (the “Separation Agreement”) on November 3, 2025. Pursuant to the Separation Agreement, Dr. Peterson and her designated recipient will receive: (i) the severance payments and benefits that she is entitled to under the Company’s Change in Control and Severance Benefit Plan (“Plan”); and (ii) an amount in consideration of any unvested stock options and restricted stock units forfeited pursuant to the Plan, in the gross amount of $1,000,000, subject to the terms and conditions set forth in the Separation Agreement, including execution and non-revocation of the Release of Claims attached thereto.
The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Separation Agreement, which is expected to be filed as an exhibit to the Company’s Form 10-K for the fiscal year ending on Friday, January 2, 2026.
During the three months ended September 30, 2025, no directors or Section 16 officers of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

EXELIXIS, INC.

November 4, 2025	By:	/s/ Christopher J. Senner
Date		Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)