Form 10-K
period 2026-01-02
EXELIXIS, INC.
filed 2026-02-10
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $9.4 billion. Excludes shares of the registrant’s common stock held by persons who were directors and/or executive officers of the registrant at July 4, 2025 on the basis that such persons may be deemed to have been affiliates of the registrant at such date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
Number of shares of the registrant’s common stock outstanding as of February 2, 2026: 259,708,689

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than May 2, 2026, in connection with the registrant’s 2026 Annual Meeting of Stockholders are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

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
•Our ability to grow our company is dependent upon the commercial success of CABOMETYX in its approved indications and, to a lesser degree, the continued clinical development, regulatory approval, clinical acceptance and commercial success of the cabozantinib franchise.
•If we are unable to obtain or maintain coverage and reimbursement for our products from government and other third-party payers, our business will suffer.
•Current healthcare laws, policies, and regulations in the U.S. and future legislative or regulatory reforms to the U.S. healthcare system, including those related to drug pricing, may affect our ability to commercialize our marketed products profitably. Pricing for pharmaceutical products in the U.S. has come under increasing attention and scrutiny by federal and state governments, legislative bodies and enforcement agencies. Initiatives arising from this scrutiny may result in changes that have the effect of reducing our revenue, or harming our business or reputation.
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
•Clinical testing of our product candidates is a lengthy, costly, complex and uncertain process that may ultimately fail to demonstrate sufficiently differentiated safety and efficacy data for those products to compete in our highly competitive market environment.
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
BASIS OF PRESENTATION
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2025, which was a 52-week fiscal year, ended on January 2, 2026; fiscal year 2024, which was a 53-week fiscal year, ended on January 3, 2025; and fiscal year 2023, which was a 52-week fiscal year, ended on December 29, 2023. For convenience, references in this report as of and for the fiscal years ended January 2, 2026, January 3, 2025 and December 29, 2023, are indicated as being as of and for the years ended December 31, 2025, 2024 and 2023, respectively. In fiscal year 2026, the annual period will end on January 1, 2027 and will be a 52-week fiscal year.
PART I
Item 1. Business.
Overview
Exelixis, Inc. (Exelixis, we, our or us) is an oncology company innovating next-generation medicines and regimens at the forefront of cancer care. We have produced four marketed pharmaceutical products, two of which are formulations of our flagship molecule, cabozantinib, and we are steadily advancing and evolving our product pipeline portfolio, including our lead clinical asset, zanzalintinib, currently under review by the U.S. Food and Drug Administration (FDA) for the treatment of certain forms of colorectal cancer (CRC), as well as the focus of an extensive late-stage clinical development program in other indications. With a rational and disciplined approach to investment, we are leveraging our internal experience and expertise and the strength of strategic partnerships, to identify and pursue opportunities across the landscape of scientific modalities, including small molecules and biotherapeutics, such as antibody-drug conjugates (ADCs).
Sales related to cabozantinib account for the majority of our revenues. Cabozantinib is an inhibitor of multiple tyrosine kinases, including MET, AXL, VEGF receptors and RET and has been approved by the FDA, and in 68 other countries for all or a combination of, the following: as CABOMETYX® (cabozantinib) tablets for advanced renal cell carcinoma (RCC) (both alone and in combination with Bristol-Myers Squibb Company’s (BMS) nivolumab (OPDIVO®)), previously treated hepatocellular carcinoma (HCC), previously treated, radioactive iodine (RAI)-refractory differentiated thyroid cancer (DTC) and previously treated, unresectable, locally advanced or metastatic, well-differentiated pancreatic neuroendocrine tumors (pNET) and extra-pancreatic neuroendocrine tumors (epNET); and as COMETRIQ® (cabozantinib) capsules for progressive, metastatic medullary thyroid cancer (MTC). For physicians treating these types of cancer, cabozantinib has become or is becoming an important medicine in their selection of effective therapies.

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
2025 was our ninth consecutive year of annual profitability; it featured growth in net product revenues of approximately 17% year-over-year as a result of increased sales of our cabozantinib products in the U.S., supplemented by an approximately 7% year-over-year increase in royalties earned pursuant to collaboration agreements with our ex-U.S. partners. We plan to continue leveraging our operating cash flows to advance a broad array of diverse biotherapeutics and small molecule programs for the treatment of cancer, as well as to support company-sponsored and externally sponsored clinical trials evaluating cabozantinib and zanzalintinib. Zanzalintinib is a novel oral inhibitor of kinases including the TAM kinases (TYRO3, AXL, MER), MET and VEGF receptors. Our zanzalintinib development program includes a series of ongoing and planned pivotal trials to explore its therapeutic potential in CRC, clear cell (cc) and non-clear cell (ncc) RCC, neuroendocrine tumors (NET) and meningioma, as well as earlier-stage trials. Our pipeline programs in phase 1 development each have best-in-class potential and include: XL309, a small molecule inhibitor of USP1, which has emerged as a synthetic lethal target in the context of BRCA-mutated tumors; XB010, an ADC consisting of a monomethyl auristatin E (MMAE) payload conjugated to a monoclonal antibody (mAb) targeting the tumor antigen 5T4; XB628, a first-in-class bispecific antibody that simultaneously targets programmed cell death ligand 1 (PD-L1) and natural killer cell receptor group 2A (NKG2A), identified as key regulators of adaptive and innate immune cell activity; and XB371, a next-generation tissue factor (TF)-targeting ADC with a topoisomerase inhibitor payload. We complement our internal drug discovery and development efforts by in-licensing or acquiring, or obtaining options to in-license or acquire, investigational oncology assets from third parties if those oncology assets demonstrate evidence of, or potential for, clinical success.
Exelixis Marketed Products: CABOMETYX and COMETRIQ
As detailed below, CABOMETYX and COMETRIQ have been approved to treat patients with various forms of cancer by the FDA for the U.S. market, the European Commission (EC), following European Medicines Agency (EMA) review for the European Economic Area (EEA), which covers all 27 member states of the European Union and Norway, Lichtenstein and Iceland (Member States of the EEA), the Medicines and Healthcare products Regulatory Agency for the United Kingdom (U.K.) and the Japanese Pharmaceuticals and Medical Devices Agency (PMDA) for the Japanese market, as well as by comparable regulatory authorities across other markets worldwide.

Product	Indication	Approval Date	Regimen	Major Markets
CABOMETYX® (cabozantinib)	Renal Cell Carcinoma (RCC)
	Patients with advanced RCC who have received prior anti-angiogenic therapy	April 25, 2016	Monotherapy	U.S.
	Advanced RCC in adults following prior VEGF-targeted therapy	September 9, 2016	Monotherapy	EEA/U.K.
	Patients with advanced RCC	December 19, 2017	Monotherapy	U.S.
	First-line treatment of adults with intermediate- or poor-risk advanced RCC	May 17, 2018	Monotherapy	EEA/U.K.
	Patients with curatively unresectable or metastatic RCC	March 25, 2020	Monotherapy	Japan
	First-line treatment of patients with advanced RCC	January 22, 2021	Combination with nivolumab	U.S.
	First-line treatment for patients with advanced RCC	March 31, 2021/May 13, 2021	Combination with nivolumab	EEA/U.K.
	Patients with unresectable or metastatic RCC	August 25, 2021	Combination with nivolumab	Japan
Hepatocellular Carcinoma (HCC)
	HCC in adults who have previously been treated with sorafenib	November 15, 2018	Monotherapy	EEA/U.K.
	Patients with HCC who have been previously treated with sorafenib	January 14, 2019	Monotherapy	U.S.
	Patients with unresectable HCC that has progressed after cancer chemotherapy	November 27, 2020	Monotherapy	Japan
Differentiated Thyroid Cancer (DTC)

Adult and pediatric patients 12 years of age and older with locally advanced or metastatic DTC that has progressed following prior VEGF receptor-targeted therapy and who are RAI-refractory or ineligible
		September 17, 2021	Monotherapy	U.S.
	Adult patients with locally advanced or metastatic DTC, refractory pr not eligible to RAI who have progressed during or after prior systemic therapy	May 3, 2022/May 10, 2022	Monotherapy	EEA/U.K.
Pancreatic Neuroendocrine Tumors (pNET) and Extra-Pancreatic Neuroendocrine Tumors (epNET)
	Adult and pediatric patients 12 years of age and older with previously treated, unresectable, locally advanced or metastatic, well-differentiated pNET and epNET	March 26, 2025	Monotherapy	U.S.

Adult patients with unresectable or metastatic, well differentiated epNET and pNET neuroendocrine tumours who have progressed following at least one prior systemic therapy other than somatostatin analogues
		July 23, 2025/September 18, 2025	Monotherapy	EEA/U.K.
COMETRIQ® (cabozantinib)	Medullary Thyroid Cancer (MTC)
	Patients with progressive, metastatic MTC	November 29, 2012	Monotherapy	U.S.
	Adult patients with progressive, unresectable locally advanced or metastatic MTC	March 25, 2014	Monotherapy	EEA/U.K.

In 2025, 2024 and 2023, we generated $2,122.8 million, $1,809.4 million and $1,628.9 million, respectively, in net product revenues from sales of CABOMETYX and COMETRIQ. Outside the U.S., we rely on collaboration partners for the commercialization of our cabozantinib products; Ipsen is responsible for all territories outside of the U.S. and Japan, and Takeda is responsible for the Japanese market. In 2025, 2024 and 2023, we earned $179.2 million, $166.9 million and $148.5 million, respectively, of royalties on net sales of cabozantinib products outside of the U.S. For additional information on the terms of our collaboration agreements with Ipsen and Takeda, see “—Collaborations and Business Development Activities—Cabozantinib Commercial Collaborations.”
Renal Cell Carcinoma - CABOMETYX is a Leading Tyrosine Kinase Inhibitor (TKI) Treatment Option for Patients with Advanced RCC
Over time, CABOMETYX has been increasingly adopted in the treatment of patients with RCC, reflecting its establishment as a standard of care in clinical practice. In 2026, approximately 34,000 patients with advanced kidney cancer will require systemic therapy in the U.S., with approximately 22,000 patients receiving first-line treatment.
Since CABOMETYX was first approved, we have deployed our Medical Affairs and Commercial teams to educate physicians about CABOMETYX. We believe that the commercial success of CABOMETYX is attributable to the strength of the clinical data reflected in its FDA-approved labeling for advanced RCC. The indications for the treatment of advanced RCC in the CABOMETYX label are based on the results of the METEOR, CABOSUN and CheckMate -9ER clinical trials. In July 2015, we announced positive results of METEOR, a phase 3 pivotal trial comparing CABOMETYX to everolimus in patients with advanced RCC who have experienced disease progression following treatment with at least one prior VEGF receptor inhibitor. These results formed the basis for FDA approval in April 2016, following which CABOMETYX became the first single-agent therapy approved in the U.S. for previously treated advanced RCC to demonstrate statistically significant and clinically meaningful improvements in three key efficacy parameters in a global pivotal trial: overall survival (OS); progression-free survival (PFS); and objective response rate (ORR). To date, CABOMETYX remains the only single-agent therapy to have achieved these clinical results in previously treated advanced RCC. In October 2016, we announced positive results from CABOSUN, a randomized, open-label, active-controlled phase 2 investigator-sponsored trial (IST) conducted by the Alliance for Clinical Trials in Oncology (the Alliance), comparing cabozantinib with sunitinib in patients with previously untreated advanced RCC with intermediate- or poor-risk disease. These results formed the basis for FDA approval in December 2017 of CABOMETYX for previously untreated patients with advanced RCC. For this patient population, CABOMETYX is the only approved single-agent therapy to demonstrate improved PFS compared with sunitinib, a first-generation TKI that was the previous standard of care.
CABOMETYX has also demonstrated positive clinical results in combination with immune checkpoint inhibitors (ICIs), most notably in CheckMate -9ER, an open-label, randomized, multinational phase 3 pivotal trial evaluating CABOMETYX in combination with nivolumab versus sunitinib in patients with previously untreated, advanced or metastatic RCC. Results from CheckMate -9ER demonstrated that the combination of CABOMETYX and nivolumab doubled PFS and ORR and reduced the risk of disease progression or death by 40% compared with sunitinib and formed the basis for FDA approval of the combination in January 2021 as a first-line treatment of patients with advanced RCC. At five years of follow-up, the CheckMate -9ER results continued to show superior PFS and ORR in patients treated with CABOMETYX in combination with nivolumab over sunitinib, regardless of risk classification (as determined by International Metastatic Renal Cell Carcinoma Database Consortium scores). Superior OS was also observed in patients treated with the combination. These results were featured in an oral presentation at the American Society of Clinical Oncology (ASCO) Genitourinary Cancers Symposium in February 2025.
In addition, the National Comprehensive Cancer Network (NCCN), the nation’s foremost non-profit alliance of leading cancer centers, has included the combination of CABOMETYX with nivolumab in its Clinical Practice Guidelines for Kidney Cancer as a Category 1 preferred option for the first-line treatment of patients with ccRCC across all risk groups, and as a Category 2A other recommended option for first-line nccRCC. The NCCN also lists single-agent CABOMETYX as a recommended regimen for patients with previously treated advanced ccRCC, supporting CABOMETYX’s position in the RCC treatment landscape across lines of therapy.

In 2025, in markets outside the U.S., we continued to work closely with our collaboration partner Ipsen in support of its regulatory strategy and commercialization efforts for CABOMETYX, both as a single agent and in combination with nivolumab, and similarly with our collaboration partner Takeda with respect to the Japanese market. As a result of the approvals of CABOMETYX and/or the combination of CABOMETYX with nivolumab for RCC indications in 68 countries outside of the U.S., including the Member States of the EEA, Japan, the U.K., Canada, Brazil, Taiwan, South Korea, Australia and Hong Kong, CABOMETYX has continued to grow markedly outside the U.S. both in sales revenue and the number of RCC patients benefiting from its clinical effect.
Hepatocellular Carcinoma - CABOMETYX Offers an Important Alternative for Patients with Previously Treated HCC
Liver cancer is a leading cause of cancer death worldwide, accounting for more than 800,000 new cases and 700,000 deaths each year. In the U.S., the incidence of liver cancer has tripled over the past four decades. Although HCC is the most common form of liver cancer, making up almost three-fourths of the more than approximately 42,000 cases of liver cancer estimated to be diagnosed in the U.S. during 2026, this patient population has long been underserved. Prior to 2017, therapies for the treatment of HCC were limited in number. Biopharmaceutical companies have since developed new and demonstrably more effective therapies for previously untreated HCC patients, including ICI combination therapies. These new treatment options have improved longer-term outcomes for HCC patients, thereby resulting in a greater number of people receiving multiple lines of therapy. Thus, the second- and later-line market for HCC therapies has become increasingly competitive, and we believe this trend may continue over the coming years, with monotherapy CABOMETYX maintaining an important place in the HCC treatment landscape.
The FDA approved the HCC indication for CABOMETYX in January 2019 based on our phase 3 pivotal study, CELESTIAL. The CELESTIAL study met its primary endpoint, demonstrating that cabozantinib significantly improved OS compared to placebo. The NCCN has included CABOMETYX in its Clinical Practice Guidelines for Hepatocellular Carcinoma as a Category 1 option for the treatment of patients with HCC as a subsequent-line systemic therapy if disease progression occurs, providing further support for CABOMETYX as an important treatment option for eligible HCC patients.
Outside the U.S., the EMA’s approval of CABOMETYX provided physicians in the EEA with a second approved therapy for the second-line treatment of this aggressive and difficult-to-treat cancer, and approvals from Health Canada and the Japanese PMDA brought a much-needed treatment option to HCC patients in those countries. In addition to the Member States of the EEA, Japan, the U.K. and Canada, CABOMETYX is also approved for previously treated HCC indications in Brazil, Taiwan, South Korea, Australia and Hong Kong, among other countries.
Differentiated Thyroid Cancer - An Opportunity for CABOMETYX to Help an Underserved Patient Population
Approximately 45,000 new cases of thyroid cancer will be diagnosed in the U.S. in 2026. Differentiated thyroid tumors, which make up about 90% of all thyroid cancers, are typically treated with surgery followed by ablation of the remaining thyroid with RAI. Approximately 5% to 15% of differentiated thyroid tumors are resistant to RAI treatment. With limited treatment options, these patients have a life expectancy of three to six years from the time metastatic lesions are detected. In December 2020, we announced that COSMIC-311, our phase 3 pivotal trial evaluating cabozantinib in patients with RAI-refractory DTC who have progressed after receiving up to two prior VEGF receptor-targeted therapies, met one of its two primary endpoints, demonstrating a statistically significant improvement in PFS compared with placebo. In September 2021, the FDA approved CABOMETYX for the treatment of adult and pediatric patients 12 years of age and older with locally advanced or metastatic DTC that has progressed following prior VEGF receptor-targeted therapy and who are RAI-refractory or ineligible. We have established a strong market position for CABOMETYX since our commercial launch for previously treated DTC.
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
Pancreatic Neuroendocrine tumors (pNET) and extra-pancreatic neuroendocrine tumors (epNET) – CABOMETYX Offers a New Treatment Option for Patients with pNET and epNET
It is estimated that there are approximately 161,000 to 192,000 people currently living with unresectable, locally advanced or metastatic NET. The number of people diagnosed with NET each year has been increasing. Most NET take years to develop and grow slowly, but eventually all patients with advanced or metastatic NET will develop refractory and progressing disease. NET can develop in any part of the body, but most commonly start in the gastrointestinal (GI) tract or in the lungs, where they have historically been referred to as carcinoid tumors and are more recently called epNET. The five-year survival rate for people with advanced GI-NET is 68%. NET can also start in the pancreas as pNET where they tend to be more aggressive, with a five-year survival rate of 19% for people with advanced pNET.
In August 2023, we announced that the Alliance independent Data and Safety Monitoring Board unanimously recommended to unblind and stop the CABINET phase 3 pivotal trial evaluating cabozantinib versus placebo in patients with pNET and epNET who experienced progression after prior systemic therapy due to a dramatic improvement in efficacy that was observed at an interim analysis. In March 2025, we announced that the FDA approved CABOMETYX for the treatment of adult and pediatric patients 12 years of age and older with previously treated, unresectable, locally advanced or metastatic, well-differentiated pNET and epNET. Since our commercial launch of CABOMETYX in this patient population, we have established a strong market position for CABOMETYX.
Outside the U.S., Ipsen received approval for CABOMETYX as a treatment for previously treated, well- differentiated/unresectable, locally advanced, or metastatic pNET or epNET (with local labeling variations) from the EC for the EEA and health regulatory authorities in Brazil and Australia in July 2025, and from health regulatory authorities in Switzerland and Singapore in October 2025 and December 2025, respectively.
Medullary Thyroid Cancer - COMETRIQ, the First Commercial Approval of Cabozantinib
Estimates suggest that there will be approximately 1,000 MTC cases diagnosed in the U.S. in 2026, and COMETRIQ has served as an important treatment option for these patients since January 2013. The FDA approved COMETRIQ for progressive, metastatic MTC based on our phase 3 pivotal trial, EXAM. The EXAM trial met its primary endpoint, demonstrating a statistically significant and clinically meaningful prolongation in PFS for cabozantinib compared with placebo. We are continuing to market COMETRIQ capsules for MTC patients at the labeled dose of 140 mg.
Exelixis Development Programs
Cabozantinib Development Program
Cabozantinib inhibits the activity of tyrosine kinases, including MET, AXL, VEGF receptors and RET. These receptor tyrosine kinases are involved in both normal cellular function and in pathologic processes such as oncogenesis, metastasis, tumor angiogenesis, drug resistance and maintenance of the tumor microenvironment. Beyond the established clinical benefits of cabozantinib in its approved indications, objective responses have been observed in patients treated with cabozantinib in additional individual tumor types investigated in early- and late-stage clinical trials, reflecting the medicine’s broad clinical potential. Our collaboration partners Ipsen and Takeda have also conducted trials in their respective territories through independently-sponsored programs, as well as co-funding select cabozantinib trials with us.
Combination Studies with Roche
We have entered into collaborations with F. Hoffmann-La Roche Ltd. (Roche) for the purpose of evaluating the combination of cabozantinib and Roche’s anti-PD-L1 ICI, atezolizumab, diversifying our exploration of cabozantinib combinations with ICIs.
COSMIC-021 - Locally Advanced or Metastatic Solid Tumors. In February 2017, we entered into a master clinical supply agreement with Roche. As part of the clinical supply agreement, in June 2017, we initiated COSMIC-021, a large phase 1b study evaluating the safety and tolerability of cabozantinib in combination with atezolizumab in patients with a wide variety of locally advanced or metastatic solid tumors. We are the trial sponsor of COSMIC-021, and Roche is providing atezolizumab free of charge. The study is divided into two parts: a dose-escalation phase, which was completed in 2018; and an expansion cohort phase, which completed enrollment in January 2022. Enrollment in the expansion phase of this study included 20 combination therapy tumor expansion cohorts in non-small cell lung cancer (NSCLC), extra-pelvic metastatic castration-resistant prostate cancer (mCRPC), RCC and various other tumor types.
CONTACT-02 - mCRPC. Building on preclinical and clinical observations that cabozantinib in combination with ICIs may promote a more immune-permissive tumor environment, in June 2020, we initiated CONTACT-02, a phase 3 pivotal trial sponsored by us and co-funded by Roche, evaluating the combination of cabozantinib and Roche’s ICI, atezolizumab, versus a second novel hormonal therapy (NHT) in patients with measurable, mCRPC who have progressed after treatment with one prior NHT. In August 2023, we announced positive top-line results from CONTACT-02. The trial met one of two primary endpoints, demonstrating a statistically significant improvement in the predefined PFS intent-to-treat population

(ITT) (i.e., the first 400 randomized patients), and these data were presented at the ASCO Genitourinary Cancers Symposium in January 2024. For the second primary endpoint of OS, the final analysis for CONTACT-02, which was presented during the GU Tumours Proffered Paper Session at the European Society for Medical Oncology (ESMO) Congress in September 2024, demonstrated a trend favoring the combination of cabozantinib and atezolizumab; however, it was not statistically significant. Based on these results and the evolution of the treatment landscape in mCRPC, in July 2025, we announced our intention not to file a supplemental New Drug Application (sNDA) for CONTACT-02.
Trials Conducted through our CRADA with NCI-CTEP and our IST Program
Independent investigators also conduct trials evaluating cabozantinib through our Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute’s Cancer Therapy Evaluation Program (NCI-CTEP) or through our IST program. In October 2011, we entered into a CRADA with NCI-CTEP for the clinical development of cabozantinib and have extended its term through October 2026. The CRADA reflects a commitment by NCI-CTEP to provide funding for the broad exploration of cabozantinib’s potential in a wide variety of cancers, each representing a substantial unmet medical need. Investigational New Drug (IND) applications for trials under the CRADA are held by NCI-CTEP. NCI-CTEP also retains rights to any inventions made in whole or in part by NCI-CTEP investigators. However, for inventions that claim the use and/or the composition of cabozantinib, we have an automatic option to elect a worldwide, non-exclusive license to cabozantinib inventions for commercial purposes, with the right to sublicense to affiliates or collaborators working on our behalf, as well as an additional, separate option to negotiate an exclusive license to cabozantinib inventions. Further, before any trial proposed under the CRADA may commence, the protocol is subject to our review and approval.
PDIGREE is an ongoing phase 3 trial led by the Alliance that is enrolling 1,110 intermediate- or poor-risk advanced RCC patients who have a clear cell component in their tumors. All patients are initially treated with up to four cycles of induction ipilimumab combined with nivolumab. Subsequently, patients are treated based on their response to the induction therapy. Patients achieving a complete response (CR) continue on maintenance nivolumab, while patients with progressive disease (PD) are switched to cabozantinib monotherapy. Patients who neither achieve a CR nor develop PD during induction are randomized 1:1 to either maintenance nivolumab or nivolumab in combination with cabozantinib 40 mg daily. The primary endpoint is OS, while PFS, CR rate, ORR and safety are among the secondary endpoints.
Clinical trials conducted with support from these external partners have enabled further expansion of the cabozantinib development program and cabozantinib franchise with less burden on our internal development resources, most recently reflected by the March 2025 FDA approval of CABOMETYX for patients with previously treated advanced NET, which was based on results from the Alliance-led CABINET phase 3 pivotal study. In addition to facilitating label expansion for the cabozantinib franchise, data sets from these externally sponsored clinical trials may also prove valuable by informing our development plans for zanzalintinib.
Pipeline Development Programs - Advancing Exelixis’ Future Cancer Therapy Candidates
To continue growing our pipeline, we are investing heavily in the identification, exploration and advancement of new molecules that are clinically differentiated with the potential to improve the standard of care for cancer patients. Several product candidates have progressed into clinical trials, including both small molecules and biotherapeutics that we have discovered or in-licensed and believe have the potential to treat a variety of cancers, outside of the cabozantinib franchise.
Small Molecule Programs
Since its formation in 2000, our small molecule drug discovery team has advanced over 25 compounds to the IND Application-stage, either independently or with collaboration partners, and today we deploy our drug discovery expertise to advance small molecule programs toward and through preclinical development. These efforts are led by our experienced scientists, including some of the same scientists who led the efforts to discover cabozantinib, cobimetinib and esaxerenone, all of which are now commercially distributed drug products. The furthest along of our internally-discovered small molecule product candidates is zanzalintinib, which is now being evaluated in a series of phase 1, 2 and 3 clinical trials, as described in further detail below. We also augment our small molecule discovery activities through research collaborations and in-licensing arrangements.

Zanzalintinib Development Program
Zanzalintinib is a novel oral inhibitor of kinases including the TAM kinases (TYRO3, AXL, MER), MET and VEGF receptors, which are implicated in cancer’s growth and spread. Zanzalintinib has a pharmacokinetic half-life of approximately one day, supporting once-daily dosing, which could translate into more effective management of adverse events and a potentially favorable safety profile compared with other VEGF-receptor TKIs. Taken together with its promising anti-tumor activity, we believe zanzalintinib is positioned to be a best-in-class VEGF-receptor TKI in a wide range of solid tumors when used as a monotherapy, as well as when used in combination regimens. Accordingly, we are evaluating zanzalintinib in a robust and growing development program that builds on our prior experience with cabozantinib and targets indications with high unmet need, including RCC, CRC, NET and meningioma. Beyond our established collaborations, we will continue to explore additional opportunities for novel combinations with zanzalintinib.
STELLAR-001 - Advanced Solid Tumors. Initiated in 2019, STELLAR-001 is a multicenter phase 1b/2 clinical trial evaluating the pharmacokinetics, safety, tolerability and preliminary anti-tumor activity of zanzalintinib and is divided into dose-escalation and expansion phases designed to evaluate zanzalintinib both as a monotherapy and in combination with atezolizumab in a variety of solid tumors. We previously presented data from STELLAR-001 during poster sessions at the 2022 ESMO Congress, which demonstrated preliminary clinical activity similar to that observed with cabozantinib, across a range of solid tumors and dose levels, with a manageable safety profile. The phase 2 recommended dose for both monotherapy zanzalintinib and zanzalintinib in combination with atezolizumab was determined to be 100 mg once daily. Enrollment into the STELLAR-001 expansion cohorts for ccRCC, nccRCC, hormone-receptor positive breast cancer, mCRPC and CRC is complete, and we presented initial results evaluating monotherapy zanzalintinib in patients with previously treated ccRCC during the Oral Abstracts session at the International Kidney Cancer Symposium in November 2023. At a median follow-up time of 8.3 months, the findings demonstrated an ORR of 38% per Response Evaluation Criteria in Solid Tumors (RECIST) v. 1.1 for the entire ccRCC cohort of 32 patients, including an ORR of 57% among the 14 patients who were not previously treated with cabozantinib; the disease control rate was 88%. The ORR for the 26 patients who had received prior VEGF receptor-TKIs was 35%, including responses in four of the 17 patients (24%) who had received prior cabozantinib. Preliminary results from a randomized expansion cohort of patients with metastatic CRC (n=107) from STELLAR-001 were presented at the ASCO Gastrointestinal Cancers Symposium in January 2025 (ASCO GI 2025). In the overall population, all efficacy parameters, ORR, PFS and OS, favored the combination of atezolizumab plus zanzalintinib versus zanzalintinib monotherapy (PFS HR 0.65 (95% CI, 0.42-0.99); OS HR 0.89 (95% CI, 0.56-1.42)). With median follow up times of approximately 19 months for both arms, the ORR was 7.4% vs. 1.9%. In a subgroup analysis of patients without liver metastases (n=17 in each arm), ORR, PFS and OS also favored the combination of atezolizumab plus zanzalintinib versus zanzalintinib monotherapy (PFS HR 0.37 (95% CI, 0.15-0.91); OS HR 0.74 (95% CI, 0.27-2.04)). In this subgroup, the ORR was 17.6% vs 5.9%. We continue to be encouraged by zanzalintinib’s emerging tolerability and activity profile, both as a monotherapy and in combination with ICIs.
STELLAR-002 - Advanced Solid Tumors. In December 2021, we initiated STELLAR-002, a multicenter phase 1b/2 clinical trial evaluating the safety, tolerability and efficacy of zanzalintinib in combination with either nivolumab, nivolumab and ipilimumab, or a fixed-dose combination of nivolumab and relatlimab, a lymphocyte activation gene-3-blocking (LAG-3) antibody developed by BMS. STELLAR-002 is divided into dose-escalation and expansion phases. We have established recommended doses of zanzalintinib for these combination regimens and are exploring them in a diverse array of solid tumor expansion cohorts, including ccRCC, nccRCC, HCC, mCRPC and CRC. The key efficacy endpoints are investigator-assessed ORR per RECIST v. 1.1, PFS and OS. Monotherapy zanzalintinib may also be evaluated to support regulatory requirements for dosing and contribution of components. In May 2025, preliminary results from an expansion cohort of patients with previously untreated advanced ccRCC from STELLAR-002 were presented at the 2025 ASCO Annual Meeting, along with data from multiple dose-escalation cohorts.
STELLAR-303 - CRC. In June 2022, we initiated STELLAR-303, a global, multicenter, randomized, open-label phase 3 pivotal trial evaluating zanzalintinib in combination with atezolizumab versus regorafenib in patients with metastatic, refractory non-microsatellite instability-high or non-mismatch repair-deficient (non-MSI-H/dMMR) CRC. In June 2025, we announced positive top-line results demonstrating a statistically significant improvement in OS versus regorafenib in all patients (i.e., in the ITT population), and in October 2025, announced that the study demonstrated a 20% reduction in the risk of death versus regorafenib in the ITT population at the final analysis (stratified hazard ratio [HR]: 0.80; 95% confidence interval [CI]: 0.69-0.93; P=0.0045). At the concurrent prespecified interim analysis, data pertaining to the other dual primary endpoint, OS in patients without liver metastases, showed a trend in OS favoring the combination (15.9 months versus 12.8 months; stratified HR: 0.79; 95% CI: 0.61-1.03; P=0.0875) at a median follow-up of 16.8 months. Detailed findings from the study, including OS and PFS in the ITT population and in the subset of patients without liver metastases, were presented at the 2025 ESMO Congress (ESMO 2025) in October 2025 and simultaneously published in The Lancet. The trial will proceed to the planned final analysis for the dual primary endpoint of OS in patients without liver metastases, expected in mid-2026, depending on event rates. In December 2025, we submitted a New Drug Application (NDA) to the FDA for zanzalintinib in combination with atezolizumab for the treatment of previously treated metastatic colorectal cancer. In January 2026, we announced that the FDA had accepted our NDA and assigned a standard review, with a Prescription Drug User Fee Act (PDUFA) target action date of December 3, 2026.
CRC is the third most common cancer and a leading cause of cancer-related deaths in the U.S. According to the American Cancer Society, in 2026, approximately 159,000 new cases will be diagnosed in the U.S. with around 55,000 expected deaths from the disease. CRC is most frequently diagnosed among people aged 65-74 and is more common in men and those of non-Hispanic American Indian/Alaska Native descent. Nearly a quarter of CRC cases are diagnosed at the metastatic stage, at which point the five-year survival rate is around just 15%. It has been estimated that approximately 40-52% of metastatic CRC cases exhibit a RAS mutation.
STELLAR-304 - Non-Clear Cell RCC. In December 2022, we initiated STELLAR-304, a global, multicenter, randomized, open-label phase 3 pivotal trial evaluating zanzalintinib in combination with nivolumab versus sunitinib in previously untreated patients with advanced nccRCC. The trial enrolled 317 patients at 163 sites globally. Patients are randomized 2:1 to the experimental arm of zanzalintinib in combination with nivolumab or to the control arm of sunitinib, respectively. The primary efficacy endpoints for STELLAR-304 are blinded independent radiology committee-assessed PFS and ORR per RECIST v 1.1. The secondary efficacy endpoint is OS. We expect top-line results in mid-2026, depending on event rates.
nccRCC represents about 25% of RCC cases. Many of the therapies approved for advanced nccRCC are predominately based on data from ccRCC studies because nccRCC tumors are histologically diverse with historically poor outcomes.
STELLAR-311 - Advanced NET. In June 2025, we initiated STELLAR-311, a phase 2/3 pivotal trial evaluating zanzalintinib versus everolimus in patients with advanced NET, regardless of site of origin, who had received up to one prior line of therapy. The primary endpoint of the trial is PFS per RECIST 1.1 as assessed by blinded independent central review. Enrollment is currently ongoing.
Beyond STELLAR-001, STELLAR-002, STELLAR-303, STELLAR-304 and STELLAR-311, we intend to initiate additional early-stage and pivotal trials evaluating zanzalintinib across a broad array of potential future indications, including: STELLAR-201, a planned, single-arm phase 2 study that will evaluate zanzalintinib in patients with Grade I/II/III meningioma with relapse or progression following surgery and radiation, or who are not candidates for radiation/surgery, anticipated to commence in the first half of 2026, and STELLAR-316, a planned phase 3 pivotal trial, in collaboration with Natera, Inc. (Natera), which we anticipate will commence in mid-2026. STELLAR-316 will evaluate zanzalintinib, with and without an ICI, in patients with resected stage II/III CRC who, following completion of definitive therapy, have tested positive for molecular residual disease (MRD+) and have no radiographic evidence of disease. Natera will provide its Signatera™ assay to identify MRD+ for trial enrollment.
To further expand our exploration of the clinical potential of zanzalintinib, in October 2024, we announced our entry into a clinical development collaboration with MSD International Business GmbH, known as Merck within the United States and Canada (Merck). Pursuant to this collaboration, Merck is sponsoring KEYMAKER-U03 (a phase 1/2 trial evaluating zanzalintinib in combination with WELIREG® (belzutifan), Merck's oral HIF-2α inhibitor, in RCC), LITESPARK-033 (a phase 3 trial evaluating zanzalintinib in combination with WELIREG versus cabozantinib in first-line advanced RCC) and one additional phase 3 pivotal trial in RCC. Merck will fund one of these phase 3 studies and we will co-fund the phase 1/2 study and the other phase 3 study, as well as supply zanzalintinib and cabozantinib. Under the collaboration, we continue to retain all global commercial and marketing rights to zanzalintinib.
Trials Evaluating Zanzalintinib Conducted through our CRADA with NCI-CTEP
In January 2026, we entered into a CRADA with NCI-CTEP for the clinical development of zanzalintinib. The CRADA reflects a commitment by NCI-CTEP to provide funding for the broad exploration of zanzalintinib’s potential in a wide variety of cancers. IND applications for trials under the CRADA are held by NCI-CTEP. NCI-CTEP also retains rights to any inventions made in whole or in part by NCI-CTEP investigators. For inventions that claim the use and/or the composition of zanzalintinib, we have an automatic option to elect a worldwide, non-exclusive license to zanzalintinib inventions for commercial purposes, with the right to sublicense to affiliates or collaborators working on our behalf, as well as an additional, separate option to negotiate an exclusive license to zanzalintinib inventions. Further, before any trial proposed under the CRADA may commence, the protocol is subject to our review and approval.

XL309 Development Program. In September 2023, we entered into an exclusive global license agreement with Insilico Medicine US, Inc. and its affiliate, Insilico Medicine Hong Kong Limited, along with their parent company and certain other affiliated entities (individually and collectively referred to as Insilico). The agreement with Insilico grants us global rights to develop and commercialize XL309, a potentially best-in-class small molecule inhibitor of USP1, a synthetic lethal target in the context of BRCA-mutated tumors. XL309 is currently being evaluated in a phase 1 clinical trial to explore its pharmacokinetics, safety, tolerability and preliminary anti-tumor activity in patients with advanced solid tumors as a monotherapy and in combination with olaparib, PARP1/2 inhibitor, and enrollment is ongoing. XL309 has potential in patients whose tumors are no longer responsive to PARP inhibitors (PARPi), including ovarian, breast and prostate cancers. XL309 also has potential in combination with PARPi agents to deepen and prolong the response seen with PARPi, as well as to broaden the activity beyond that observed in patients with tumors that harbor a BRCA1/2 mutation. In March 2025, preclinical data from the XL309 program were presented at the American Association for Cancer Research (AACR) Annual Meeting 2025. For more information on the Insilico license agreement, our other research collaborations and in-licensing arrangements related to our small molecule programs, see “—Collaborations and Business Development Activities—Research Collaborations, In-licensing Arrangements and Strategic Transactions.”
Termination of STELLAR-305 Trial and XL495 Development Program. In October 2024, we announced the initiation of a phase 1 clinical trial evaluating XL495, an inhibitor of PKMYT1, both as a monotherapy and in combination with select cytotoxic agents, in patients with advanced solid tumors. In May 2025, based on early clinical data generated for XL495, we announced that we will discontinue further development of this program. In December 2023, we initiated STELLAR-305, a phase 2/3 pivotal trial evaluating zanzalintinib in combination with pembrolizumab, an anti-PD-1 ICI developed by Merck & Co., Inc. (Merck & Co.), versus placebo in combination with pembrolizumab in patients with previously untreated PD-L1-positive recurrent or metastatic squamous cell carcinoma of the head and neck. Based on our evaluation of emerging data from the phase 2 portion of STELLAR-305, competition in this indication, and assessment of other, potentially larger, commercial opportunities, in July 2025 we announced that the study will not proceed to phase 3.
For additional information on our research collaborations and in-licensing arrangements related to our small molecule programs, see “—Collaborations and Business Development Activities—Research Collaborations, In-licensing Arrangements and Strategic Transactions.”
Biotherapeutics Development Programs
We are advancing a variety of biotherapeutics that have the potential to become anti-cancer therapies, including ADCs and a bispecific antibody. ADCs in particular present a unique opportunity for new cancer treatments, given their capabilities to deliver anti-cancer drug payloads to targets with increased precision while minimizing impact on healthy tissues. We have established multiple research collaborations and in-licensing arrangements and entered into other strategic transactions, aimed at conserving capital and managing risks, that provide us with access to antibodies, binders, payloads and conjugation technologies, which are the components employed to generate next-generation ADCs or multispecific antibodies. We have also established laboratories for discovery of novel biologics with capabilities in antibody engineering, ADC chemistry, bioanalysis and preclinical testing. In addition to an option deal with Sairopa B.V. (Sairopa), which provides us with the right to exclusively in-license ADU-1805, a clinical-stage and potentially best-in-class mAb developed by Sairopa that targets SIRPα, some of our research collaborations for biotherapeutics programs include collaborations with:
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
We have made significant progress under our research collaborations and in-licensing arrangements, including:
XB010. In August 2024, we announced the initiation of a phase 1 clinical trial evaluating XB010, both as a monotherapy and in combination with pembrolizumab, in patients with advanced solid tumors, following the FDA’s acceptance of our IND application, and enrollment is ongoing. XB010 is our first ADC advanced internally and consists of an MMAE payload conjugated to a mAb targeting the tumor antigen 5T4. XB010 was constructed using Catalent’s SMARTag site-specific bioconjugation platform, and its 5T4-targeting mAb was discovered in collaboration with Invenra.

XB628. In April 2025, we initiated the phase 1 study of XB628, a first-in-class bispecific antibody that simultaneously targets PD-L1 and NKG2A, identified as key regulators of adaptive and innate immune cell activity, discovered, in part, in collaboration with Invenra. Enrollment is ongoing.
XB371. In August 2025, we initiated a phase 1 study of XB371, a next-generation TF-targeting ADC with a topoisomerase inhibitor payload, which was discovered, in part, in collaboration with Catalent. The trial is divided into dose-escalation and cohort-expansion phases. Enrollment in the dose escalation phase is ongoing.
ADU-1805. In February 2023, the FDA cleared the initial IND for ADU-1805. ADU-1805 is currently being evaluated in a phase 1 clinical trial to explore its pharmacokinetics, safety, tolerability and preliminary anti-tumor activity in patients with advanced or metastatic refractory solid tumors as monotherapy and in combination with pembrolizumab. The ADU-1805 study includes plans to investigate the compound’s potential in combination with approved ICIs, including pembrolizumab. Enrollment is ongoing.
For more information on our research collaborations and in-licensing arrangements related to our biotherapeutics programs, see “—Collaborations and Business Development Activities—Research Collaborations, In-licensing Arrangements and Strategic Transactions.”
A complete listing of all of our ongoing trials can be found at www.ClinicalTrials.gov.
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
As of the date of this Annual Report on Form 10-K, we expect to progress up to two new development candidates into preclinical development during 2026. We also expect to progress XB773, an innovative ADC targeting delta-like ligand 3, and a development candidate from our somatostatin receptor subtype 2 (SSTR2) agonist program toward potential IND filings in 2026.
As part of our rational and disciplined approach to investment, we have decided to discontinue further development of the XB064 and XB033 programs. We will continue to engage in pipeline expansion initiatives with the goal of discovering, acquiring and/or in-licensing promising investigational oncology assets and then further characterize and develop them utilizing our established preclinical and clinical development infrastructure.
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
In consideration for the exclusive license and other rights contained in the collaboration agreement, including commercialization rights in Canada, Ipsen paid us aggregate upfront payments of $210.0 million in 2016. As of December 31, 2025, we achieved aggregate milestone payments of $659.2 million related to regulatory and commercial progress by Ipsen since the inception of the collaboration agreement, including a $5.0 million regulatory milestone payment from Ipsen, upon approval by the EC for the treatment of patients with either advanced pNET or advanced epNET.
We are also eligible to receive a future regulatory milestone payment from Ipsen of $2.0 million upon additional approvals of cabozantinib in future indications and/or jurisdictions, as well as contingent payments of up to $200.0 million and CAD$23.5 million associated with future sales milestones. We will further receive royalties on net sales of cabozantinib by Ipsen outside of the U.S. and Japan. We are entitled to receive a tiered royalty of 22% to 26% on annual net sales, with separate tiers for Canada; these 22% to 26% royalty tiers reset each calendar year. As of December 31, 2025, we have earned royalties of $837.9 million on net sales of cabozantinib by Ipsen since the inception of the collaboration agreement.
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
In consideration for the exclusive license and other rights contained in the collaboration agreement, we received an upfront payment of $50.0 million from Takeda in 2017. As of December 31, 2025, we have also achieved aggregate milestone payments of $138.0 million related to regulatory and commercial progress by Takeda since the inception of the collaboration agreement. We are eligible to receive additional regulatory and development milestone payments, without limit, for additional potential future indications.
We are further eligible to receive commercial milestones, including milestone payments earned for the first commercial sale of a product of $108.0 million. We also receive royalties on the net sales of cabozantinib in Japan. We are entitled to receive a tiered royalty of 15% to 24% on the initial $300.0 million of net sales, and following this initial $300.0 million of net sales, we are then entitled to receive a tiered royalty of 20% to 30% on annual net sales thereafter; these 20% to 30% royalty tiers reset each calendar year. As of December 31, 2025, we have earned royalties of $60.3 million on net sales of cabozantinib by Takeda since the inception of the collaboration agreement.
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
Zanzalintinib Clinical Collaborations
We have also entered into multiple collaboration and supply agreements to evaluate zanzalintinib in various combination trials, including with Roche’s atezolizumab, BMS’ nivolumab, ipilimumab and relatlimab and Merck’s pembrolizumab and belzutifan. These agreements facilitate the efficient exploration of the tolerability and activity of zanzalintinib in combinations with a variety of established cancer therapies as we continue to build a broad development program for zanzalintinib. For descriptions of our ongoing clinical trials evaluating zanzalintinib in combination with other therapies, see “—Exelixis Development Programs—Pipeline Development Programs — Advancing Exelixis’ Future Cancer Therapy Candidates—Small Molecule Programs—Zanzalintinib Development Program.”

Research Collaborations, In-licensing Arrangements and Strategic Transactions
As part of our pipeline expansion efforts, we have entered several research collaborations and in-licensing arrangements, as well as other strategic transactions that collectively incorporate a wide range of technology platforms and assets and increase our probability of success. More recently, we have focused our business development activities on late preclinical and early-stage clinical assets that align with our oncology drug development, regulatory and commercial expertise, and that have potential as product candidates to treat cancer patients, including the following:
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
We continue to make progress on our various research collaborations, in-licensing arrangements and strategic transactions focused on our early-stage pipeline with the goal of advancing new candidates toward the clinic, including the following:
•Basecamp Bio. In August 2025, we entered into an asset purchase agreement with Basecamp Bio Inc. (Basecamp Bio), under which we acquired all right, title and interest in Basecamp Bio’s program directed at SSTR2, an oncology target that is highly expressed in NET. Under the agreement, we made initial payments to Basecamp Bio, and Basecamp Bio is eligible for potential commercial milestone payments and potential tiered, low single digit royalties on net sales of approved products.
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
Manufacturing and Product Supply
We do not operate our own current Good Manufacturing Practice (GMP) manufacturing or distribution facilities for chemistry, manufacturing and control (CMC) development activities, preclinical, clinical or commercial production and distribution for our current products and new product candidates. Instead, we rely on various third-party contract manufacturing organizations to conduct GMP manufacturing operations on our behalf to produce our monoclonal antibodies, linker/payloads, drug substance and drug product. This external network consists of well-established and reputable global third-party GMP contract manufacturers for our CMC development and manufacturing that have good regulatory standing, suitable manufacturing capacities and capabilities. We continue to expand this network in order to meet our manufacturing and supply needs for our biotherapeutic and small molecule product candidates currently in development, and will further expand should such programs, such as zanzalintinib, advance to regulatory approval and subsequent commercialization. These third parties must comply with applicable legal and regulatory requirements, including the FDA’s current GMP, the EC’s Guidelines on Good Distribution Practice (GDP), Drug Supply Chain Security Act (DSCSA) and its foreign equivalents where applicable, as well as other stringent regulatory requirements enforced by the FDA or foreign regulatory agencies, as applicable, and are subject to routine inspections by such regulatory agencies.
Specifically with respect to CABOMETYX, we entered into agreements with secondary contract manufacturing organizations to produce additional commercial supplies of CABOMETYX tablets and cabozantinib drug substance, bolstering our supply chain robustness in order to mitigate the risk of supply chain interruptions or other failures.
We continually monitor and evaluate the performance of our third-party contract manufacturers on an ongoing basis for compliance and to affirm their continuing capabilities to meet both our commercial and clinical needs. We also have contracted with a third-party logistics provider, with multiple distribution locations, to provide shipping, storage and warehousing services for our commercial supply of both CABOMETYX and COMETRIQ in the U.S. We employ highly skilled personnel with both technical and manufacturing expertise to diligently manage the activities at our third-party contract manufacturers and other supply chain partners, and our quality department audits them on a periodic basis.
We source raw materials that are used to manufacture our clinical and commercial drug substance from multiple third-party suppliers in Asia, Europe and North America. Where appropriate, we stock sufficient quantities of these materials and provide them to our third-party drug substance contract manufacturers so they can manufacture adequate drug substance quantities per our requirements, for both clinical and commercial purposes. We store drug substance at third-party facilities and provide appropriate amounts to our third-party drug product contract manufacturers, who manufacture, package and label our specified quantities of finished goods for clinical and commercial products (COMETRIQ and CABOMETYX). We also rely on our third-party contract manufacturers to source materials such as excipients, components and reagents, which are required to manufacture our drug substance and finished drug product.
We have established and continue to maintain safety stock inventories for our drug substance and drug products, and we store these quantities in multiple locations. The quantities that we store are based on our business needs and take into account forecasts of global market demand, production lead times, potential supply interruptions and shelf life for our drug substance and drug products. We have not experienced significant production delays or seen significant impairment to our supply chain as a result of the ongoing geopolitical hostilities in Eastern Europe and the Middle East, the political, economic, and social instability in Venezuela or other global events. Furthermore, we believe that our current manufacturing network has the appropriate capacity to produce sufficient commercial quantities of CABOMETYX to support the currently approved RCC, HCC, DTC and NET indications. Our manufacturing footprint also enables us to fulfill our supply obligations for our products and product candidates to our collaboration partners for global commercial and development purposes.
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
•for drug products, submission of an NDA to the FDA for commercial marketing, or generally of an sNDA, for approval of a new indication if the product is already approved for another indication;
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
FDA Review and Approval
For approval of a new drug or changes to the labeling of an approved drug, including new indications, the results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA or sNDA. The submission of an NDA requires payment of a substantial user fee to the FDA. The FDA may convene an advisory committee to provide clinical insight on NDA review questions, although the FDA is not required to follow the recommendations of an advisory committee. The FDA may initially issue a Refuse to File letter for an incomplete NDA or sNDA, or it may deny approval of an NDA or sNDA by way of a Complete Response letter if the applicable regulatory criteria are not satisfied, and can require additional clinical and/or nonclinical data and/or an additional phase 3 pivotal clinical trial. Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. Satisfaction of FDA development and approval requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. In particular, the FDA has developed and implemented, and continues to develop and implement, various guidance, programs and initiatives specific to oncology products that can affect product development and the data necessary for approval.
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
The FDA has also announced other programs to expedite the drug review process and streamline the development and approval of certain pharmaceutical products. These include the Commissioner’s National Priority Voucher program, designed to accelerate the development and review of certain drugs and biological products that are aligned with U.S. national health priorities and to enhance the health interests of Americans. For rare diseases, the FDA announced its Rare Disease Evidence Principles, and “plausible mechanism” concept, both of which aim to reduce the clinical evidence required to gain approval of a therapy for a rare disease.
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
Additionally, Section 3224 of the 2023 Appropriations Act allows the FDA to approve an ANDA even if there are differences between the generic drug’s proposed labeling and that of the listed drug due to the FDA approving a change to the listed drug’s label (excluding warnings) within 90 days of when the ANDA is otherwise eligible for approval, provided that the ANDA applicant agrees to submit revised labeling for the generic drug within 60 days of approval. Moreover, in September 2023, the U.S. Federal Trade Commission (FTC) issued a policy statement, supported by the FDA, warning brand pharmaceutical companies that they could face legal action under the FTC Act if they improperly list patents in the Orange Book, and the FTC subsequently initiated, and continues to initiate, challenges against patents held by brand pharmaceutical companies and listed in the Orange Book under the FDA’s patent listing dispute process.
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
Regulatory Approval Outside of the United States
In addition to regulations in the U.S., we are subject to regulations of other countries governing clinical trials and the manufacturing, commercial sales and distribution of our products outside of the U.S. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of countries outside of the U.S. before we can commence clinical trials in such countries and approval of the regulators of such countries or economic areas, such as the EEA, before we may market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.
The way clinical trials are conducted in the EEA has undergone a major change with the application of Regulation (EU) 536/2014, repealing Directive 2001/20/EC. This regulation harmonizes the assessment and supervision processes for clinical trials throughout the EEA, via a portal and database, which the EMA maintains in collaboration with the Member States of the EEA and the EC. Following the EC’s confirmation of full functionality of the Clinical Trials Information System (CTIS) through an independent audit, which was published in the Official Journal of the European Union in August 2021, Regulation (EU) 536/2014 became applicable concurrent with the CTIS “go-live” date on January 31, 2022. While existing clinical trials could continue to be conducted under the rules of Directive 2001/20/EC until January 31, 2025, any clinical trial initiated on or after January 31, 2023, must comply with the rules of the new regulation.
Under EEA regulatory systems, a company may submit a marketing authorization application (MAA) either under centralized or decentralized procedure. Under the centralized procedure, MAAs are submitted to the EMA for scientific review by the Committee for Medicinal Products for Human Use (CHMP) so that an opinion is issued on product approvability. The opinion is considered by the EC which is responsible for granting the centralized marketing authorization in the form of a binding EC decision. If the application is approved, the EC grants a single marketing authorization that is valid for all Member States of the EEA. The decentralized and mutual recognition procedures, as well as national authorization procedure are available for products for which the centralized procedure is not compulsory. The mutual recognition procedure provides for the Member States of the EEA selected by the applicant to mutually recognize a national marketing authorization that has already been granted by the competent authority of another Member State of the EEA, referred to as the Reference Member State (RMS). The decentralized procedure is used when the product in question has yet to be granted a marketing authorization in any Member State. Under this procedure the applicant can select the Member State of the EEA that will act as the RMS. In both the mutual recognition and decentralized procedures, the RMS reviews the application and submits its assessment of the application to the Member States of the EEA where marketing authorizations are being sought, referred to as Concerned Member States. Within 90 days of receiving the application and assessment report, each Concerned Member State must decide whether to recognize the RMS assessment or reject it based on potential serious risk to public health. If the disputed points cannot be resolved, the matter is eventually referred to the Coordination Group on Mutual Recognition and Decentralized Procedures in the first instance to reach an agreement and failing to reach such an agreement, a referral to the EMA and the CHMP for arbitration that will result in an opinion to form the basis of a decision to be issued by the EC binding on all Member States of the EEA. If the application is successful during the decentralized or mutual recognition procedure, national marketing authorizations will be granted by the competent authorities in each of the Member States chosen by the applicant.
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
Orphan drugs in the EU enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication unless another applicant for a similar medicinal product can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product. The period of orphan market exclusivity may be reduced to six years if at the end of the fifth year it is established that the criteria for orphan designation are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.
As part of the EU Pharmaceutical Strategy, the EC published a proposal for a comprehensive revision of the EU pharmaceutical legislation. The European Parliament and the Council reached a provisional political agreement on December 10, 2025 after lengthy discussions and the new legislation will significantly change the regulatory regime applicable to both the “normal” data and market exclusivity and the orphan exclusivities and reduce/modulate the exclusivities and rewards that could be granted to medicinal products. In addition, the new legislation introduces a legally binding definition of the concept of unmet medical need and introduces novel rewards for orphan medicinal products designated as “breakthrough”. The publication of the final texts and their adoption and entry into force are expected in first quarter of 2026. The new legislation is expected to start to apply 24 months after the entry into force, except for specific provisions with shorter or longer transition periods.
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
•HIPAA as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security, transmission and breach reporting of individually identifiable health information;
•the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•the federal transparency requirements under the Physician Payment Sunshine Act, often referred to as the Open Payments program, requires certain manufacturers to track and report to the Centers for Medicare & Medicaid Services (CMS) annually certain payments and other transfers of value provided to various health professionals (including, among others, physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), physician assistants, nurse practitioners, and clinical nurse specialists) and teaching hospitals, as well as physician ownership and investment interests in the reporting manufacturers; and
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
Additionally, we are subject to state law equivalents of each of the above federal laws, which may be broader in scope and apply regardless of whether the payer is a governmental healthcare program, and many of which differ from each other in significant ways and may not have the same effect, further complicate compliance efforts. Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, storage, transfer, security, use and disclosure of personal information. For example, the California Consumer Privacy Act of 2018, as amended (CCPA), went into operation in January 2020 and broadly defines personal information, affords California residents expanded privacy rights and protections and provides for civil penalties for violations and a private right of action related to certain data security breaches. These protections were expanded by the California Privacy Rights Act (CPRA), which took effect January 2023. In addition to California, at least nineteen other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect over the next few years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. These laws impose new and greater monetary fines or penalties for privacy violations, that may impact our operations, including both comprehensive and sector specific legislation. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law in 2023 that regulates the collection and sharing of health information with a private right of action. Connecticut and Nevada have passed similar laws regulating consumer health data, and more states are considering such legislation. Additionally, Congress is considering further federal privacy legislation and there are also increased restrictions at the federal level relating to transferring sensitive data outside of the U.S. to certain foreign countries. For example, in 2024, Congress passed H.B. 815, which included the Protecting Americans’ Data from Foreign Adversaries Act of 2024, creating restrictions for entities that disclose sensitive data (including potential health data) to countries such as China.

Failure to comply with these rules can lead to a potential FTC enforcement action. Additionally, the Department of Justice recently finalized a rule implementing Executive Order 14117, which creates similar restrictions related to the transfer of sensitive U.S. data to countries such as China. These obligations are quickly changing in an increasingly stringent fashion, and may create uncertainty as to how to comply and potentially require us to modify our policies and practices. The compliance process may be costly and may divert the attention of management and technical personnel. Our failure to comply with current and future laws could result in significant penalties, including, but not limited to: government enforcement actions, investigations and criminal and other proceedings; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Failure to comply may also result in reputational harm and could have a material adverse effect on our business, including, but not limited to: interruptions or stoppages in our business operations, inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or restructuring of our operations. In addition, most healthcare professionals and facilities who may prescribe our products and from whom we may obtain patient health information, are subject to privacy and security requirements under HIPAA, as amended by HITECH. Although we are not considered to be a covered entity or business associate under HIPAA with respect to our clinical and commercial activities, we could be subject to penalties if we use or disclose individually identifiable health information in a manner not authorized or permitted by HIPAA. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including laws in all 50 states requiring security breach notification in some circumstances. The CCPA, as amended by the CPRA, HIPAA and these other laws could create liability for us or increase our cost of doing business. International laws, such as the EU General Data Protection Regulation 2016/679 (GDPR), could also apply to our operations. Failure to provide adequate privacy protections and maintain compliance with applicable privacy laws could jeopardize business transactions across borders and result in significant penalties.
In addition, we participate in the 340B Drug Pricing Program (the 340B Program), the Medicaid Drug Rebate Program (MDRP), and a number of other federal and state government pricing programs in the U.S. in order to obtain coverage for our products by certain government health care programs. Our participation in these programs generally requires us to make disclosures and to pay substantial rebates or offer our drugs at substantial discounts to certain purchasers (including “covered entities” purchasing under the 340B Program). Changes to our obligations under these government pricing programs occur frequently and program requirements are often ambiguous, and we cannot predict how future guidance or rules would affect our profitability (including the potential for increases in our overall Medicaid rebate liability and the obligation to charge greatly reduced prices to covered entities). A discussion of risks and uncertainties that may affect our participation in the 340B Program is set forth in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
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
In the U.S. and other potentially significant markets for our products, government authorities and third-party payers are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which may result in lower average selling prices. In some cases, for example, third-party payers try to encourage the use of less expensive generic products through their prescription benefits coverage and reimbursement and co-pay policies. Further, the increased emphasis on managed healthcare in the U.S. and on country-specific and national pricing and reimbursement controls in the Member States of the EEA will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing coverage and/or reimbursement controls and measures, could have a material adverse impact on our net product revenues and results of operations.
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
Over the past decade, there has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. In particular, there have been recent U.S. Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as executive orders and sub-regulatory guidance that may impact pricing for pharmaceutical products. These initiatives include, among others:
•efforts to reevaluate, reduce or limit the prices patients pay for pharmaceutical products;
•implementation of additional data collection and transparency reporting regarding drug pricing, rebates, fees and other remuneration provided by drug manufacturers;
•revisions to rules associated with the calculation of Average Manufacturer Price and Best Price under the MDRP, as well as changes to the determination of rebate liability under that program;
•elimination of the AKS discount safe harbor protection for manufacturer rebate arrangements with Medicare Part D plan sponsors; and
•reevaluation of safe harbors under the AKS.
The Inflation Reduction Act of 2022 (IRA) introduced numerous substantial changes to drug pricing, reimbursement and access support in the U.S., including enabling the CMS to assert control over the prices of certain single-source drugs and biotherapeutics reimbursed under Medicare Part B and Part D (the Medicare Drug Price Negotiation Program). CMS has begun to announce rounds of drugs eligible for negotiation and establish so-called “Maximum Fair Prices” (MFP) under the Medicare Drug Price Negotiation Program. The IRA contains a limited exception for small biotech drug manufacturers, which applies on a drug-specific basis, and provides that qualifying drugs will be exempt from selection for pricing negotiation through 2028 and eligible for a lower limit (i.e., a price floor) on the potential MFP in 2029 and 2030, if the manufacturers of those drugs continue to qualify each year (small biotech exception). As of the date of this Annual Report on Form 10-K, we have qualified for the small biotech exception with respect to our cabozantinib franchise products through 2027. We intend to apply to CMS to maintain our small biotech exception and price floor each year through 2030. Separately, in December 2024, CMS released final guidance on another program, the Medicare Part D Manufacturer Discount Program (Part D Discount Program), which requires manufacturers to take on more of the beneficiary cost previously subsidized by the federal government through the application of increased drug discounts. We have since received notice from CMS that we qualify for the "specified small manufacturer” designation and are thereby eligible for a phase-in of the increased manufacturer discounts under the Part D Discount Program, from 2025 to 2031. In November 2025, CMS also issued a proposed rule on the Part D Discount Program that largely codifies the final guidance. The IRA also imposes additional rebates for certain Part B and Part D drugs where relevant pricing metrics associated with the products increase faster than inflation.

There have also been proposals from the current U.S. administration that aim to lower prescription drug costs, both through formal regulatory action and by encouraging voluntary compliance from manufacturers. These proposals include efforts to equalize the prices of drugs in the U.S. with the prices of those drugs in other developed countries (also known as “most favored nation” (or MFN) drug pricing policy), as well as efforts to sell prescription drugs directly to consumers. In 2025, an executive order issued by the White House directed the Department of Health and Human Services (HHS) and other federal agencies to implement MFN pricing through new models and potential regulatory actions. CMS has announced a pilot program in this regard for the Medicaid Program, but the full scope, timing, and impact of these initiatives remain uncertain. Adoption of these and other controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit reimbursement of pharmaceuticals. As a result, the business case for any product that receives regulatory approval for commercial sale in the U.S. may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement.
Over time, the IRA could reduce the revenues we are able to collect from sales of our products or present challenges for payor negotiations and formulary access for our products, as well as increase our government discount and rebate liabilities. However, it is unclear how the IRA will be effectuated or changed under the current U.S. administration as well as the degree of impact that the IRA will ultimately have upon our business.
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
As a result of these developments and trends, third-party payers are increasingly attempting to contain healthcare costs by limiting coverage and the level of reimbursement of new drugs. These entities could refuse, limit or condition coverage for our products, such as by using tiered reimbursement or pressing for new forms of contracting, or alternatively for patients who rely on our co-pay assistance program, implement co-pay accumulators or maximizers that exempt such co-pay assistance from deductibles (or otherwise modify benefit designs in a manner that takes into account the availability of co-pay assistance), which has increased and could further increase the costs of our co-pay assistance program or cause patients to abandon CABOMETYX or COMETRIQ therapy due to higher out-of-pocket costs. Due to general uncertainty in the current regulatory and healthcare policy environment, and specifically regarding positions that the current U.S. administration may take with respect to these issues, we are unable to accurately predict the impact of any legislative, regulatory, third-party payer or policy actions, including potential cost containment and healthcare reform measures. In addition, it is also possible that CMS could issue new rulemaking or guidance that would affect the amount of rebates owed under the MDRP. CMS notably made recent changes to the calculation of Average Sales Price (“ASP”) for the Medicare Part B Program regarding the treatment of fees as “bona fide service fees” and for bundled sales; while we are not currently required to report ASP, CMS could seek to implement the same changes in the Medicaid Drug Rebate Program, and such changes could impact our rebate liability.
In addition, in some foreign countries, the proposed pricing for a drug must be approved before its cost may be funded within the respective national healthcare system. The requirements governing drug pricing vary widely from country to country. For example, Member States of the EEA may restrict the range of medicinal products for which their national healthcare systems provide reimbursement and may control the prices of medicinal products for human use. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profits the medicinal product generates for the company placing it on the market. Pricing and reimbursement negotiations with governmental authorities or payers in Member States of the EEA can take six to 12 months or longer after the initial marketing authorization is granted for a product, or after the marketing authorization for a new indication is granted. To obtain reimbursement and/or pricing approval in some countries, drug manufacturers and collaboration partners may also be required to conduct a study or otherwise provide data that seeks to establish the cost effectiveness of a new drug compared with other available established therapies. Other cost-control initiatives are similarly focused on affordability and accessibility, such as the Regulation on Health Technology Assessment (HTA Regulation) adopted in December 2021 and entering into effect in January 2025, as well as other upcoming legislative and policy changes aimed at increasing cooperation between Member States of the EEA, and once enacted these initiatives may further impact the price and reimbursement status of many medicinal products. There can be no assurance that any country that has price controls, reimbursement limitations or other requirements for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products on cost-effectiveness grounds. Historically, products launched in Member States of the EEA and other non-U.S. jurisdictions do not follow the price structures of the U.S., and they generally tend to be priced significantly lower.
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
Furthermore, the specific indications for which CABOMETYX is currently or may be approved are highly competitive. Several novel therapies and combinations of therapies have been approved, are in advanced stages of clinical development or are under expedited regulatory review in these indications, and these other therapies are currently competing or are expected to compete with CABOMETYX. While we have had success in adapting our development strategy for the cabozantinib franchise to address the competitive landscape, including through evaluation of therapies that combine ICIs with other targeted agents, it is uncertain whether current and future clinical trials will lead to additional regulatory approvals, or whether physicians will prescribe regimens containing cabozantinib instead of competing product combinations in approved indications.

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
Competition in Approved Cabozantinib Indications
CABOMETYX - RCC: We believe the principal competition for CABOMETYX in advanced RCC includes: the combination of Merck & Co.’s pembrolizumab and Pfizer’s axitinib; the combination of BMS’s ipilimumab and nivolumab; the combination of Merck & Co.’s pembrolizumab and Eisai’s lenvatinib; the combination of Eisai’s lenvatinib and Novartis’ everolimus; and Merck & Co.’s belzutifan. Additionally, there are a variety of therapies being developed for advanced RCC, including: the combination of Merck & Co.’s belzutifan and Eisai’s lenvatinib; the combination of Merck & Co.’s pembrolizumab and belzutifan and Eisai’s lenvatinib; and the combination of Merck & Co.’s pembrolizumab and quavonlimab and Eisai’s lenvatinib.
The competitive landscape for RCC is evolving rapidly, especially given the entrance and increased adoption of ICI and ICI-TKI combination therapies into the RCC treatment landscape, particularly in the first-line setting. This has led to changing trends in prescribing and sequencing of certain drugs and combinations across different lines of therapy. It is difficult to accurately predict how these changes will affect sales of CABOMETYX during 2026 and going forward.
CABOMETYX - HCC: We believe the principal competition for CABOMETYX in previously treated HCC includes: Bayer’s regorafenib and Eisai’s lenvatinib.
The competitive landscape for HCC has changed with the increased adoption of ICI combination therapies in the first-line setting. This has led to increased competition due to the increase in prescribing and sequencing of TKIs in subsequent lines of therapy as more patients overall receive multiple lines of therapy. It is difficult to accurately predict how these changes will affect sales of CABOMETYX during 2026 and going forward.
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
CABOMETYX - pNET/epNET: We believe the principal competition for CABOMETYX in previously treated, advanced pNET and epNET includes the following approved therapies or therapies in late-stage development: Novartis’ lutetium Lu177 dotatate; Novartis’s everolimus; Pfizer’s sunitinib; Lantheus Holdings, Inc. and POINT Biopharma’s 177Lu-PNT2003; Curium US LLC’s 177Lu-DOTATATE; ITM Solucin GmbH’s 177Lu-Edotreotide; and the combination of Roche’s capecitabine and Merck & Co.’s temozolomide.
The pNET/epNET landscape has become increasingly complex with growing use of peptide receptor radionuclide (PRR) therapies in both first-line and second-line settings and ongoing discussions around optimal sequencing as new PRR therapies entrants may impact the treatment paradigm. It is difficult to accurately predict how these changes will affect sales of CABOMETYX during 2026 and going forward.
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

Other than the recent approvals of RET inhibitors to treat certain MTC patients, there has been little change in the treatment landscape for progressive, metastatic MTC during recent years, and due to the limited number of ongoing late-stage clinical trials in this indication, we do not expect many additional competitors to emerge in 2026.
Competition for Zanzalintinib
We submitted our first NDA to the FDA for zanzalintinib in December 2025. We believe that the factors that will impact our ability to compete in indications where zanzalintinib may be approved would be similar to those for the cabozantinib franchise, as described above. Below is a summary of the principal competition for zanzalintinib in the indication for which we have submitted an NDA, as well as the indications for which it is currently being evaluated in potentially label-enabling trials, both as a single agent and in combination with other therapies. The information below does not include all competitor products, but rather those approved products that have or we believe may capture significant market share within their respective indications, or with respect to therapies still in development, those that are likely to overlap with patient populations that are or may be treated with zanzalintinib or a combination therapy regimen that includes zanzalintinib.
Competition in Potential Zanzalintinib Indications
Zanzalintinib in combination with ICI - CRC: STELLAR-303 is a phase 3 pivotal trial evaluating the combination of zanzalintinib and atezolizumab in patients with metastatic, refractory non-MSI-H/dMMR CRC who have progressed after, or are intolerant to, the current standard of care. Should the combination of zanzalintinib and atezolizumab be approved for the treatment of these CRC patients, we believe its principal competition may include the following approved therapies or therapies in late-stage development: Bayer’s regorafenib; Taiho Oncology’s trifluridine/tipiracil; the combination of Taiho Oncology’s trifluridine/tipiracil and Roche’s bevacizumab; Takeda’s fruquintinib; and the combination of Agenus’ botensilimab and balstilimab.
Zanzalintinib in combination with ICI - RCC: STELLAR-304 is a phase 3 pivotal trial evaluating zanzalintinib in combination with nivolumab in previously untreated patients with advanced nccRCC. Should the combination of zanzalintinib and nivolumab be approved for the treatment of these RCC patients, we believe its principal competition may include AstraZeneca PLC’s savolitinib + durvalumab vs. Pfizer’s sunitinib and similar approved therapies or therapies in late-stage development that compete with cabozantinib or combination regimens containing cabozantinib in various RCC indications.
Zanzalintinib as a monotherapy – Advanced NET. STELLAR-311 is a phase 2/3 pivotal trial evaluating zanzalintinib versus everolimus in patients with advanced NET, regardless of site of origin, who had received up to one prior line of therapy. Should zanzalintinib be approved for the treatment of these NET patients, we believe its principal competition may include: Roche’s capecitabine + Merck’s temozolomide; Novartis’ everolimus; Merck’s pembrolizumab; and similar approved therapies or therapies in late-stage development that compete with cabozantinib in advanced NET.
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
Some of our cabozantinib patents have been subject to patent litigation with companies that filed ANDAs or 505(b)(2) applications seeking to market generic or other versions of CABOMETYX or cabozantinib, and some of our cabozantinib patents have been the subject of requests by others for inter partes review (IPR) before the Patent Trial and Appeal Board. We cannot predict the ultimate outcome of these ANDA and 505(b)(2) submissions and/or any related lawsuits and/or IPRs or other challenges that may arise with respect to our patents and patent applications or provide assurance that these lawsuits and/or administrative proceedings will prevent the introduction of a generic version of CABOMETYX for any particular length of time, or at all. For a more detailed discussion of these litigation and administrative matters, see “Note 12. Commitment and Contingencies – Legal Proceedings” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.
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
Zanzalintinib and Other Product Candidates
We also have issued patents and pending patent applications, and will continue to file new patent applications, in the U.S., the EU and other selected countries covering zanzalintinib and our other product candidates in clinical and/or preclinical development. Zanzalintinib is covered by U.S. Patent No. 11,542,259, and we have pending patent applications and other issued patents in the U.S. and other selected countries covering the composition of matter, certain synthetic methods, salts, polymorphs, formulations and combinations of zanzalintinib that, if issued, are anticipated to expire between 2039 and 2044, excluding any potential patent term adjustments and/or extensions.
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
Human Capital Management
Our Workforce and Commitment to Inclusion
As of December 31, 2025, we had 1,077 employees, representing a 6.10% decrease in our employee workforce as compared to December 31, 2024. Of these employees, 509 are members of our research and development teams and 568 are members of our commercial, general and administrative teams. Of these employees, 166 hold Ph.D. degrees, 24 hold M.D. (or foreign equivalent) degrees, 12 hold PharmD degrees and 89 hold other professional degrees such as a J.D. or M.B.A. None of our employees are represented by a labor union, and we consider our employee relations to be good.
For the past five years, our employee turnover has trended below the U.S. life sciences industry benchmark, with the exception of 2024, which reflected the impact of an organizational restructure. We regularly monitor turnover, recruitment initiatives, compensation and benefits, workplace safety and other key aspects of human capital management, and we share these insights with our Board of Directors on a periodic basis.
We are an equal opportunity employer and maintain policies that prohibit unlawful discrimination based on race, color, religion, gender, sexual orientation, gender identity/expression, national origin/ancestry, age, disability, marital and veteran status. We are proud to employ a diverse workforce that, as of December 31, 2025, was 57% non-white and 50% women. In addition, as of December 31, 2025, 53% of our positions that manage other employees directly were held by non-whites and 40.5% were held by women, and women made up 20% of our senior leadership team. We strive to build and nurture a culture where all employees feel empowered to be their authentic selves. We respect and appreciate each employee’s unique perspective and experiences, and value their contributions to our mission. It is important that we celebrate, encourage and support similarities and differences to drive innovation for the benefit of our patients, employees and community.

Culture, Compensation and Benefits
At Exelixis, we value being exceptional in what we do and how we lead, excelling for patients by going the extra mile to care for them and exceeding together as a business and contributor to the scientific community. We strive to live these values every day across the company, integrating them into everything from our interview, hiring and onboarding processes, to our performance evaluation, rewards and recognition programs. We provide generous compensation packages designed to attract and retain high-quality employees, and all of our employees are eligible for cash bonuses and grants of long-term incentive awards. We regularly evaluate our compensation programs with an independent compensation consultant and utilize industry benchmarking to ensure our programs are competitive with the biotechnology and biopharmaceutical companies against which we compete for talent. We also work with third party consultants to conduct an annual, independent pay equity analysis to ensure our compensation programs are fair across our workforce. We are proud to provide a variety of programs and services to help employees meet and balance their needs at work, at home and in life, including an attractive mix of healthcare, insurance and other benefit plans. We deliver a benefits program that is designed to keep our employees and their families mentally, physically and emotionally healthy, which includes not only medical, dental and vision benefits, but also a wellness subsidy program, virtual and onsite fitness classes, adoption assistance, mental health coverage, subsidized commuter benefits and other wellness benefits. Our inclusive benefits are also designed to support family life with options including, among others, generous parental leave policies, grandparent leave, adoption, surrogacy and fertility programs, new parent and nursing mother support programs, childcare tuition subsidy and tutoring services, dependent care for children and adults, family care coordination, and pet insurance.
Beyond compensation and benefits, we also value career development for all employees, and we offer a tuition reimbursement program, as well as professional development courses ranging from technical training, competency-based workshops and leadership development programs facilitated by external partners who are experts in their respective fields. In 2024, we established the Exelixis Leadership Foundations, a comprehensive two-year leadership program designed exclusively to assist managers in achieving outcomes effectively. Managers also take an active role in identifying development plans to assist their employees in realizing their full potential for expanded responsibilities and career growth which enhance the engagement and retention across our workforce.
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
Risks Related to the Commercialization of Our Marketed Products
Our ability to grow our company is dependent upon the commercial success of CABOMETYX in its approved indications and, to a lesser degree, the continued clinical development, regulatory approval, clinical acceptance and commercial success of the cabozantinib franchise.
We anticipate that for the foreseeable future, our ability to maintain or meaningfully increase cash flow to fund our business operations and growth will depend upon the continued commercial success of CABOMETYX, both alone and in combination with other therapies, as a treatment for the highly competitive indications for which it is approved, and possibly for other indications for which cabozantinib is currently being or will be evaluated in clinical trials. We cannot be certain that these clinical trials will demonstrate adequate safety and efficacy to receive regulatory approval, and even if the required regulatory approvals to market CABOMETYX for additional indications are achieved, we and our collaboration partners may not be able to commercialize CABOMETYX effectively and successfully in such indications. If revenue from CABOMETYX decreases or remains flat, or if we or our collaboration partners fail to achieve anticipated product royalties and collaboration milestones, we may need to reduce our operating expenses, access other sources of cash or otherwise modify our business plans, which could have a material adverse impact on our business, financial condition and results of operations.
Our ability to grow revenues from sales of CABOMETYX depends upon the degree of market acceptance among physicians, patients, healthcare payers, and the medical community.
Our ability to increase or maintain revenues from sales of CABOMETYX for its approved indications is highly dependent upon the extent of market acceptance of CABOMETYX among physicians, patients, foreign and U.S. government healthcare payers such as Medicare and Medicaid, commercial healthcare plans and the medical community. Market acceptance for CABOMETYX could be impacted by numerous factors, including the effectiveness and safety profile, or the perceived effectiveness and safety profile, of CABOMETYX compared to competing products, the strength of CABOMETYX sales and marketing efforts and changes in pricing and reimbursement for CABOMETYX. If CABOMETYX does not continue to be prescribed broadly for the treatment of patients in its approved indications, our product revenues could flatten or decrease, which could have a material adverse impact on our business, financial condition and results of operations.
Our competitors may develop products and technologies that impair the relative value of our marketed products and any current and future product candidates.
The biopharmaceutical industry is competitive and characterized by constant technological change and diverse offerings of products, particularly in the area of oncology therapies. Some of our competitors have greater capital resources, larger research and development staff and facilities, deeper organizational regulatory experience and more extensive product manufacturing and commercial capabilities than we do, which may afford them a competitive advantage. Further, our competitors may in-license and develop new commercial products that could render our products, and those of our collaboration partners, obsolete or noncompetitive. We face, and will continue to face, intense competition from biopharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing scientific and clinical research activities similar to ours.
The specific indications for which CABOMETYX is currently or may be approved in the future are highly competitive. Several novel therapies and combinations of therapies have been approved, are in advanced stages of clinical development or are under expedited regulatory review in these indications, and these other therapies are currently competing or are expected to compete with CABOMETYX, or the FDA may update their labeling to add accepted indications that compete with CABOMETYX. Even if our current and future clinical trials produce positive results sufficient to obtain marketing approval by the FDA and other global regulatory authorities, it is uncertain whether physicians will choose to prescribe regimens containing our products instead of competing products and product combinations in approved indications.
If we are unable to maintain or increase our sales, marketing, market access and product distribution capabilities for our products, we may be unable to maximize product revenues, which could have a material adverse impact on our business, financial condition and results of operations.
Maintaining our sales, marketing, market access and product distribution capabilities requires significant resources, and there are numerous risks involved with maintaining and continuously improving our commercial organization, including our potential inability to successfully recruit, train, retain and incentivize adequate numbers of qualified and effective sales and marketing personnel. We are competing for talent with numerous commercial- and precommercial-stage, oncology-focused biopharmaceutical companies seeking to build out and maintain their commercial organizations, as well as larger biopharmaceutical organizations that have extensive, well-funded and more experienced sales and marketing operations, and we may be unable to maintain or adequately scale our commercial organization because of such competition. Also, to the extent that the commercial opportunities for CABOMETYX grow over time, we may not properly scale the size and experience of our commercialization teams to market and sell CABOMETYX successfully in an expanded number of indications. If we are unable to maintain or scale our commercial function appropriately, we may not be able to maximize product revenues, which could have a material adverse impact on our business, financial condition and results of operations.
If we are unable to obtain or maintain coverage and reimbursement for our products from government and other third-party payers, our business will suffer.
Our ability to commercialize our products successfully is highly dependent on the extent to which health insurance coverage and reimbursement is, and will be, available from third-party payers, including foreign and U.S. governmental payers, such as Medicare and Medicaid, and private health insurers. Third-party payers continue to scrutinize and manage access to pharmaceutical products and services and may limit reimbursement for newly approved products and indications. Patients are generally not capable of paying for CABOMETYX or COMETRIQ themselves and rely on third-party payers to pay for, or subsidize, the costs of their medications, among other medical costs. Accordingly, market acceptance of CABOMETYX and COMETRIQ is dependent on the extent to which coverage and reimbursement is available from third-party payers. These payer entities could refuse, limit or condition coverage for our products, such as by using tiered reimbursement or pressing for new forms of contracting, or alternatively for patients who rely on our co-pay assistance program, implementing co-pay accumulators or maximizers that exempt such co-pay assistance from patient deductibles (or otherwise modify benefit designs in a manner that takes into account the availability of co-pay assistance), which actions have increased and could further increase the costs of our co-pay assistance program or cause patients to abandon CABOMETYX or COMETRIQ therapy due to higher out-of-pocket costs. In April 2024, the CMS finalized regulations that will mitigate maximizer programs by requiring individual and small group market health plans to consider as essential health benefits (EHB) all prescription drugs that are covered in excess of a state’s EHB benchmark plan. The Departments of Labor, Treasury, and HHS stated their intent to address the application of this policy to large group market and self-insured plans in future rulemaking. CMS also plans to address in future rulemaking the application of manufacturer assistance to the annual cost-sharing limit; this follows a 2023 federal district court decision vacating a rule that provided health plans with discretion whether to include manufacturer assistance toward the annual cost-sharing limit. If third-party payers do not provide or increase limitations on coverage or reimbursement for CABOMETYX or COMETRIQ, our revenues and results of operations may suffer. In addition, even if third-party payers provide some coverage or reimbursement for CABOMETYX or COMETRIQ, the availability of such coverage or reimbursement for prescription drugs under private health insurance and managed care plans, which often varies based on the type of contract or plan purchased, may not be sufficient for patients to afford CABOMETYX or COMETRIQ.
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
Concern over access to and affordability of pharmaceutical products continues to spur debate and action by U.S. federal and state government authorities in an effort to contain healthcare costs. Such proposals and actions include:
•use of mandated discounts, rebates, restrictive formularies, or other reference-based price controls, such as most favored nation (MFN) or international reference pricing, direct-to-consumer sales of prescription drugs, as well as price transparency reporting obligations;
•restrictions on Medicaid funding;
•efforts to reevaluate, reduce or limit the price patients pay for pharmaceutical products;
•implementation of additional data collection and transparency reporting regarding drug pricing, rebates, fees and other remuneration provided by drug manufacturers;
•tariffs on imported pharmaceuticals, or their components;
•revisions to rules associated with the calculation of average manufacturer price and average sales price; best price and rebate liability (including broadening the circumstances under which products are subject to rebates and recent changes CMS made to the calculation of average sales price for the Medicare Part B program regarding the treatment of fees as “bona fide service fees” and for bundled sales, which CMS could seek to implement in the Medicaid Drug Rebate Program, and which in turn could impact our rebate liability) for the Medicaid Drug Rebate Program, along with CMS’ stated objective to consider potential future rulemaking that if implemented, could significantly increase manufacturer rebate liability; and
•reevaluation of safe harbors under the federal Anti-Kickback Statute (AKS).

The IRA, which, among other things: enables CMS to assert control over the prices of certain single-source drugs and biotherapeutics reimbursed under the Medicare Drug Price Negotiation Program; subjects drug manufacturers to potential civil monetary penalties and a significant excise tax for offering a price that is not equal to or less than the government-imposed MFP under the law; imposes Medicare rebates for certain Part B and Part D drugs where relevant pricing metrics associated with the products increase faster than inflation; and redesigns the funding and benefit structure of the Medicare Part D program, potentially increasing manufacturer liability while capping annual out-of-pocket drug expenses for Medicare beneficiaries. These provisions started taking effect incrementally in late 2022 and currently are subject to various legal challenges. As of the date of this report, for example, CMS has begun to implement aspects of the IRA and finalized regulations addressing the Medicare Part B and Medicare Part D inflation rebate provisions of the IRA. These provisions generally require manufacturers of Medicare Part B and Part D rebatable drugs to pay inflation rebates to the Medicare program if pricing metrics associated with their products increase faster than the rate of inflation. In addition, in September 2025, CMS issued final guidance for the third round of drug pricing evaluations (for which the next 15 selected products were announced January 27, 2026, with negotiations to follow over the course of the year, resulting in MFPs that will become effective beginning in 2028), as well as requirements for manufacturers effectuating MFPs in 2026, 2027, and 2028. The IRA also contains the limited small biotech exception, which applies on a drug-specific basis. Qualifying drugs may be exempt from possible pricing negotiation through 2028 and eligible for a lower limit (i.e., a price floor) on the potential MFP in 2029 and 2030, if the manufacturers of those drugs continue to qualify each year. We have qualified for the small biotech exception with respect to our cabozantinib franchise products through Initial Price Applicability Year (IPAY) 2027, and we reapplied for the small biotech exception for IPAY 2028. Additionally, in July 2025, Congress enacted legislation that expands the orphan drug exclusion under the IRA. Starting with price evaluations for 2028, CMS cannot select a drug if all of its approved indications are for rare diseases or conditions. Moreover, if a drug no longer qualifies for the orphan drug exclusion because it is approved for a non-rare disease or condition, the 7-year or 9-year timeline before it may be selected will begin upon approval of the drug for such non-rare disease or condition. Separately, in December 2024, CMS released final guidance on the Part D Discount Program, which requires manufacturers to take on more of the beneficiary cost previously subsidized by the federal government through the application of increased drug discounts. As we received notice from CMS that we qualify for the "specified small manufacturer” designation, we are eligible for a phase-in of the increased manufacturer discounts under the Part D Discount Program from 2025 to 2031. In November 2025, CMS issued a proposed rule on the Part D Discount Program that largely codifies the final guidance. In April 2025, CMS finalized regulations implementing the Medicare Prescription Payment Plan, under which Medicare Part D beneficiaries may opt to make their cost-sharing payments in capped monthly installments; CMS expects that this program will most likely benefit those beneficiaries with high cost-sharing early in their respective plan years.
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

In addition, the current U.S. administration has indicated that it plans to pursue additional policies aimed at lowering prescription drug costs. For example, on May 12, 2025, the current administration published an executive order that expressed support for equalizing the prices paid for drugs in the United States and other developed countries by employing an MFN approach to drug pricing. The May 12 executive order directs the Secretary of the HHS to communicate MFN price targets to pharmaceutical manufacturers, which the Secretary announced on May 20, 2025. If significant progress towards MFN pricing targets is not delivered, the executive order directs the Secretary to propose a rulemaking plan to impose MFN pricing. On September 25, 2025 and October 2, 2025, CMS submitted proposed rules for Center for Medicare and Medicaid Innovation (CMMI) models, called the Global Benchmark for Efficient Drug Pricing (GLOBE) Model and Guarding U.S. Medicare Against Rising Drug Costs (GUARD) Model, to the White House for review. These models, if implemented, may allow CMS to pursue formalized approaches to MFN pricing for prescription drugs. In addition, on November 6, 2025, CMS published a request for applications for another CMMI model, the GENEROUS (GENErating cost Reductions fOr U.S. Medicaid) Model. This is a voluntary model that tests the effect of supplemental rebate agreements between manufacturers and CMS, which align Medicaid prices with a defined MFN price. The scope of these models and the impact that they could have on Exelixis’ products is unclear at this time.
It is also unclear which authorities the current administration could use to effectuate an MFN approach beyond the CMMI models, although the May 12 executive order makes reference to using waivers on import restrictions under section 804(j)(2)(B) of the Federal Food, Drug, and Cosmetic Act (FDCA) and also to various authorities, including the antitrust laws. And, previously, on April 15, 2025, the current administration published a separate executive order that, among other things, directs specified agency heads to pursue a range of drug policy reforms, including, among other things, innovative payment models to obtain better value for high-cost prescription drugs and biologics, increasing access to drugs imported from Canada, and accelerating the approval of generics. Because the specifics of these proposals are unclear, there is uncertainty about how these and other potential legal or regulatory changes may affect our business.
Furthermore, because we participate in the 340B Program to sell a portion of our marketed products, changes in the administration of the program could have a material adverse impact on our revenues. Effective July 2022, and as subsequently updated, we implemented a 340B Program Integrity Initiative, pursuant to which Exelixis offers its 340B covered outpatient drugs (i.e., CABOMETYX and COMETRIQ) directly to all covered entities (i.e., entities that participate in the 340B Program) at their Health Resources and Services Administration (HRSA) registered locations (including both the HRSA registered parent and child site locations), and requires that covered entities provide claims-level data for all dispenses of Exelixis’ 340B covered outpatient drugs including dispenses of such products at covered entity in-house pharmacies. A covered entity that does not have an in-house pharmacy capable of dispensing 340B drugs to its patients may designate one (1) contract pharmacy within our authorized specialty pharmacy network for delivery of 340B priced drugs, but may no longer select an affiliated contract pharmacy to fulfill this purpose. We believe this initiative will provide much-needed transparency and promote compliance with program requirements, and at the same time, should not restrict patient access to our medicines.
Some manufacturers that have implemented similar contract pharmacy integrity programs received enforcement letters from the HHS asserting that those programs violate the 340B Program statute, have been referred to the HHS Office of Inspector General for assessment of civil monetary penalties, and have been subject to administrative dispute resolution (ADR) proceedings brought on behalf of covered entities. Several manufacturers are challenging the HHS’ position in litigation. Relatedly, in November 2023, we received from several covered entities a 340B Program ADR petition seeking to invoke an administrative adjudication process overseen by the HRSA. The petitioners contend that our 340B Program Integrity Initiative caused them to be overcharged for CABOMETYX and COMETRIQ. We have since received confirmation that the HRSA will assign an ADR panel to the claim and responded to the complaint in October 2024. At this time, it remains unclear what, if any, liabilities we might incur as a party to this ADR proceeding.
In addition, a growing number of states have enacted laws requiring manufacturers to provide the 340B Program pricing through contract pharmacy arrangements, and additional states may adopt similar laws. We believe these laws, which are being challenged in ongoing litigation, are invalid or are otherwise inapplicable to our 340B Program Integrity Initiative, but we have carved out covered entities in certain states while litigation challenging these laws proceeds. We also believe that our 340B Program Integrity Initiative complies with the 340B Program statute, as supported by the federal appellate court decisions in Sanofi Aventis U.S. LLC v. United States Department of Health and Human Services (U.S. Court of Appeals for the Third Circuit) and Novartis v. Johnson (U.S. Court of Appeals for the District of Columbia).
On March 17, 2025, April 24, 2025, and May 27, 2025, we received notice letters (collectively, Notices) from the West Virginia Board of Pharmacy (WV Board) of complaints filed against us for purported violations of laws related to distribution of drugs to 340B facilities (West Virginia Code § 60A-8-6a (WV Statute)). The WV Statute provides for civil monetary penalties, in addition to investigative demands, remedies, and other penalties for violations. We acknowledged receipt of the Notices, and there have been no further communications. Other pharmaceutical manufacturers are challenging the WV Statute in court.
Depending on the outcome of the ongoing litigation or any specific proceedings involving us, however, we may be required to modify or suspend our 340B Program Integrity Initiative. Ultimately, any negative ruling in a federal court, HHS administrative proceeding, or state-level proceeding in which we are a party, or in which the compliance of our 340B Program Integrity Initiative is at issue, could have a material adverse effect on our business, financial condition and results of operations. Other aspects of the 340B Program are subject to ongoing litigation, the resolution of which could impact the scope of the 340B Program. In addition, potential policy changes by the current U.S. administration may introduce additional uncertainty for our business. These could include changes to the level of scrutiny applied by the HRSA to enforce non-compliance with the 340B Drug Pricing Program, new price restrictions on products we sell to Medicaid, Medicare, or other government purchasers, or other regulatory changes impacting reimbursement or competitive dynamics in multisource markets. Any such policy shifts could significantly impact our business and operations. Due to general uncertainty with respect to these issues, we are unable to predict the impact of any future legislative, regulatory, third-party payer, or policy actions at this time. If proposed changes are ultimately enacted, we and any third parties we might engage may be unable to adapt to any changes implemented because of such measures, and we could face difficulties in maintaining or increasing profitability or otherwise experience a material adverse impact on our business, financial condition and results of operations.
Increasingly, states are enacting legislation requiring manufacturers to report drug pricing information. However, states have not always clearly defined their reporting requirements, which may result in manufacturers inadvertently failing to properly disclose the required pricing information. Complying with federal and state programs and future changes to these programs can be complex and cost-and resource-intensive and could have a material adverse effect on our business, prospects, operating results, and financial condition.
In addition to such drug pricing and transparency matters, other state legislative and regulatory initiatives include proposals designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, advance notices of price increases, marketing cost disclosure and transparency measures, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing.
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
Additionally, cost-control initiatives, increasingly based on affordability and accessibility, as well as post-marketing assessments of the added value of CABOMETYX and COMETRIQ as compared to existing treatments, could influence the prices paid for and net revenues we realize from CABOMETYX and COMETRIQ, or the indications for which we are able to obtain reimbursement, which would result in lower license revenues to us. Recent legislative changes and ongoing policy changes in the EU are aimed at increasing cooperation between the Member States of the EEA. Such initiatives, particularly the Regulation on Health Technology Assessment adopted in December 2021 and entered into application in January 2025, may further impact the price and reimbursement status of CABOMETYX and COMETRIQ.

The timing of the entrance of generic competitors to CABOMETYX and legislative and regulatory action designed to reduce barriers to the development, approval and adoption of generic drugs in the U.S. could limit the revenue we derive from our products, most notably CABOMETYX, which could have a material adverse impact on our business, financial condition and results of operations.
Under the FDCA, the FDA can approve an ANDA for a generic version of a branded drug without the applicant undertaking the human clinical testing necessary to obtain approval to market a new drug. The FDA can also approve a 505(b)(2) NDA that relies in part on the FDA’s findings of safety and/or effectiveness for a previously approved drug, where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. Both the ANDA and 505(b)(2) NDA processes are discussed in more detail in “Item 1. Business—Government Regulation—FDA Review and Approval—Abbreviated FDA Approval Pathways and Generic Products” of this Annual Report on Form 10-K. In either case, if an ANDA or 505(b)(2) NDA applicant submits an application referencing one of our marketed products prior to the expiry of one or more of our Orange Book-listed patents for the applicable product and includes a paragraph IV certification asserting that the patents are invalid or not infringed, we may litigate with the potential generic competitor to protect our patent rights, which would result in substantial costs, divert the attention of management, and could have an adverse impact on our stock price. For example, other companies, including MSN Pharmaceuticals, Inc. (individually and collectively with certain of its affiliates, including MSN Laboratories Private Limited, referred to as MSN) have applied for or received tentative approval for an ANDA for generic versions of CABOMETYX tablets. Azurity Pharmaceuticals, Inc. (Azurity) has received tentative approval for a 505(b)(2) NDA for cabozantinib tablets and Handa Oncology, LLC (Handa) has submitted a 505(b)(2) NDA requesting approval to market cabozantinib capsules (in the form of cabozantinib lauryl sulfate). Both of these 505(b)(2) products are for different strengths of cabozantinib than CABOMETYX. Because of this, we believe that the FDA would not consider them to be therapeutically equivalent and they cannot be automatically substituted for CABOMETYX. With the exception of Handa (for which we continue to evaluate all legal and strategic options), we have subsequently filed patent infringement lawsuits against these companies. For a more detailed discussion of these matters, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K. It is possible that MSN, Azurity, Handa, or other companies, will obtain FDA approval of an ANDA or 505(b)(2) NDA, and introduce generic or otherwise competitor versions of cabozantinib before our patents expire if they do not infringe our patents or if it is determined that our patents are invalid or unenforceable. We expect that generic cabozantinib products would be offered at a significantly lower price compared to our marketed cabozantinib products. Regardless of the regulatory approach, the introduction of a generic version of cabozantinib would likely decrease our revenues derived from the U.S. sales of CABOMETYX and thereby materially harm our business, financial condition and results of operations. There are also equivalent procedures in the EEA permitting authorization of generic versions of medicinal products authorized in the EU once related data and market exclusivity periods have expired.
The U.S. federal government has also taken numerous legislative and regulatory actions to expedite the development and approval of generic drugs. Both Congress and the FDA are considering, and have enacted, various legislative and regulatory proposals focused on drug competition, including legislation focused on drug patenting and provision of drug to generic applicants for testing. For example, the Ensuring Innovation Act, enacted in April 2021, amended the FDA’s statutory authority for granting NCE exclusivity to reflect the FDA’s existing regulations and longstanding interpretation that award NCE exclusivity based on a drug’s active moiety, as opposed to its active ingredient, which is intended to limit the applicability of NCE exclusivity, thereby potentially facilitating generic competition. In addition, the Further Consolidated Appropriations Act, 2020, which incorporated the framework from the Creating and Restoring Equal Access To Equivalent Samples (CREATES) legislation, allows ANDA, 505(b)(2) NDA or biosimilar developers to obtain access to quantities of branded drug and biological product samples necessary to conduct research and development. Further, Section 3222 of the Consolidated Appropriations Act, 2023, enacted on December 29, 2022 (2023 Appropriations Act), requires the FDA to make therapeutic equivalence determinations for 505(b)(2) NDAs at the time of approval, or up to 180 days thereafter, if requested by the applicant. Additionally, Section 3224 of the 2023 Appropriations Act allows the FDA to approve an ANDA even if there are differences between the generic drug’s proposed labeling and that of the listed drug due to the FDA approving a change to the listed drug’s label (excluding warnings) within 90 days of when the ANDA is otherwise eligible for approval, provided that the ANDA applicant agrees to submit revised labeling for the generic drug within 60 days of approval. In addition, the policies introduced in the Generic Drug User Fee Amendments Commitment Letter give the FDA greater flexibility to approve ANDAs without adding additional review cycles when there are changes to the reference listed drug that may previously have delayed approval. While the full impact of these provisions is unclear at this time, they have the potential to facilitate the development and future approval and market success of generic versions of our products, introducing generic competition that could have a material adverse impact on our business, financial condition and results of operations. Moreover, in September 2023, the FTC issued a policy statement, supported by the FDA, warning brand pharmaceutical companies that they could face legal action under the FTC

Act if they improperly list patents in the Orange Book, and it subsequently initiated, and continues to initiate, challenges against patents held by brand pharmaceutical companies and listed in the Orange Book under the FDA’s patent listing dispute process. In December 2024, the Federal Circuit ruled that, to be listed in the Orange Book, a patent must claim the active ingredient of the drug product. This decision may limit the number of patents brand pharmaceutical companies may list in the Orange Book. In April 2025, the U.S. administration issued an executive order that, among other things, directs the FDA to issue a report with recommendations to accelerate the approval of generics, biosimilars, combination products, and second-in-class brand name medications, and, in October 2025, the FDA announced a pilot prioritization program that makes generic drugs for which required bioequivalence testing is conducted in the U.S. and that are made in the U.S. using domestic sources for active pharmaceutical ingredient(s) eligible for priority review. It remains to be seen what effect these may have on potential generic competition for our products, if any.
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
Clinical testing of our product candidates is a lengthy, costly, complex and uncertain process that may ultimately fail to demonstrate sufficiently differentiated safety and efficacy data for those products to compete in our highly competitive market environment.
Clinical trials are inherently risky and may reveal that a product candidate is ineffective or has an unacceptable safety profile with respect to an intended use. This also applies to the testing of new indications for cabozantinib, or the clinical development of zanzalintinib, or any of our other product candidates. Adverse clinical trial results may significantly decrease the likelihood of regulatory approval of a new product or a new indication for an existing product. Furthermore, the results of preliminary studies do not necessarily predict clinical or commercial success, and late-stage or other potentially label-enabling clinical trials may fail to confirm the results observed in early-stage trials or preliminary studies. Finally, although we have established timelines for clinical development as well as manufacturing of zanzalintinib and our other product candidates based on existing knowledge of our compounds in development and industry metrics, we may not be able to meet those timelines.
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
•reduced staffing or shortages in laboratory supplies and other resources necessary to complete clinical trials;
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
The ongoing conflicts between Russia and Ukraine and in the Middle East and the political, economic and social instability in Venezuela have had modest impacts on our clinical development operations and may continue to have adverse impacts on the ability of clinical sites and enrolled patients to adhere to trial protocols for in-office clinical visits and other procedures, our ability to supply clinical sites with cabozantinib, zanzalintinib or other study drugs and to pay clinical sites and investigators for work performed, as well as our ability to collect data and conduct site monitoring visits, all of which could undermine the data quality for patients enrolled at these clinical sites. These issues could further impact our anticipated timelines for completing the trials and achieving clinical endpoints, as well as increase our clinical development expenses. If there are further delays in or termination of the clinical testing of cabozantinib, zanzalintinib or our other product candidates due to any of the events described above or otherwise, our expenses could increase and our ability to generate revenues could be impaired, either of which could adversely impact our financial results. Furthermore, we have relied and may in the future rely on collaboration partners to share a significant portion of the expenses associated with our clinical development programs. Should one or all of our collaboration partners decline to support future planned clinical trials, we will be entirely responsible for financing the further development of the cabozantinib franchise, zanzalintinib or our other product candidates and, as a result, the burden of clinical trial expenses we incur associated with our business plans may be materially greater than currently anticipated, which could have a material adverse impact on our business, financial condition and results of operations.

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
Any clinical trial may fail to produce results satisfactory to the FDA or foreign regulatory authorities; moreover, these regulatory authorities have substantial discretion and influence over clinical trial design and conduct, as well as the drug approval process. As such, approval outcomes are difficult to predict. Even if late-state, registrational clinical trials for our new products are positive, the FDA or foreign regulatory authorities may refuse to approve any NDA or sNDA or their foreign equivalents, or require additional preclinical, clinical, safety or other non-clinical studies.
In addition, policy-based activities could delay the approval of an application for cabozantinib, zanzalintinib, or our other product candidates. For example, the FDA’s OCE has many initiatives aimed at improving oncology drug development, some of which may lead to the need for additional studies, such as dose optimization. Many of these initiatives are based on guidance issued by OCE. If the FDA chooses to withdraw those guidance documents for any reason it may affect our ability to gain regulatory approval based on studies that relied on those guidance documents. The FDA also continues to develop and finalize guidance documents that further refine the development process for oncology drug products, although the FDA’s rate of issuing guidance has slowed significantly under the current U.S. administration. And, as this market expands, it becomes increasingly difficult to demonstrate benefit over the standard of care, which can be a hurdle for approval. Moreover, the development of our product candidates may be delayed by other events beyond our control. For example, action by the current U.S. administration to further limit federal agency budgets or personnel, may result in reductions to the FDA’s budget, workforce, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Pursuant to a February 2025 executive order on workforce optimization, on March 27, 2025, the HHS announced that it was initiating a restructuring of the department, including reducing the FDA’s workforce by approximately 3,500 full-time employees, which began on April 1, 2025. The termination of these employees has been preceded and accompanied by the resignation of senior and mid-level leaders within the FDA, which could result in the potential loss of certain institutional knowledge and experience. Terminations, and resignations at the FDA have continued and there has been notable turnover and instability in key leadership positions. Although the full impact of these events remains unclear, there could be an adverse effect on the FDA’s ability to efficiently carry out its functions, including conducting inspections and timely reviewing drug product applications, and a potential impact on how it interprets and enforces its authorities, which may be also exacerbated by other events, such as a U.S. federal government shutdown. Further, ongoing deregulation and transparency efforts at the FDA could create regulatory uncertainty for biopharmaceutical companies. Additionally, uncertainty remains as to how the FDA’s use of artificial intelligence (AI) and deployment of agentic AI capabilities, including for review of drug product applications, will impact the outcomes and timeliness of FDA reviews and other activities.
The FDA has also been tightening the requirements for confirmatory studies for drugs approved via accelerated approval under additional authorities the FDA received in Section 3210 of the FDORA (incorporated in Section 3222 of the

2023 Appropriations Act). While the standard for accelerated approval remains unchanged, the FDA may now require that confirmatory trials for drugs approved under the pathway be underway prior to approval, which was not previously a requirement. The changes to the law are intended to prevent accelerated approval of drugs without verified clinical benefit, which had previously resulted in withdrawal of approval for certain products and indications approved on an accelerated basis. While it is not clear at this time how these legislative and regulatory initiatives will affect our plans to pursue accelerated approval for one or more of our product candidates, these developments may have a material adverse impact on our business, financial condition, and results of operations.
The FDA may also choose to convene an advisory committee of independent experts to evaluate the adequacy of the safety and efficacy data supporting a drug candidate’s approvability. The outcome of such advisory committee meetings is inherently uncertain and may have a significant impact on the likelihood, timing, and scope of regulatory approval for our product candidates. In addition, while influential, advisory committee decisions are not binding on the FDA and there have been instances in the oncology space where the FDA chose not to take an advisory committee’s recommendation. There is also the risk that an advisory committee may recommend against approval, suggest a narrower indication, or require additional studies or safety labeling, and the FDA may or may not accept these recommendations. This uncertainty is heightened by recent leadership changes at OCE, which may result in shifts in regulatory priorities, review standards, or interpretations of clinical data, further complicating the approval process. As a result, the regulatory pathway for our drug candidates may be even more unpredictable, complex, and lengthy, and any adverse outcome in the advisory committee process or final FDA decision could materially and adversely affect our business, financial condition, results of operations, and prospects.
Even if the FDA or a comparable authority in another jurisdiction grants accelerated approval for cabozantinib in one or more new indications or for zanzalintinib or one of our other product candidates, such accelerated approval may be limited, imposing significant restrictions on the indicated uses, conditions for use, labeling, distribution, and/or production of the product and would impose requirements for post-marketing studies, including additional research and clinical trials, all of which may result in significant expense and limit our and our collaboration partners’ ability to commercialize cabozantinib, zanzalintinib or our other product candidates in any new indications. In addition, some products approved under accelerated approval have encountered challenges with CMS coverage determinations. Failure to complete post-marketing requirements could significantly increase costs or delay, limit or ultimately restrict the commercialization of cabozantinib, zanzalintinib or another product candidate in the approved indication, or result in product withdrawal. Further, current or any future laws or executive orders governing FDA or foreign regulatory approval processes that may be enacted or executed could have a material adverse impact on our business, financial condition, and results of operations.
Risks Related to Financial Matters
Our profitability could be negatively impacted if expenses associated with our drug discovery, clinical development, business development and commercialization activities grow more quickly than the revenues we generate.
Although we reported net income of $782.6 million and $521.3 million for the fiscal years ended December 31, 2025 and 2024, respectively, we may not be able to maintain or increase profitability on a quarterly or annual basis, and we are unable to predict the extent of future profits or losses. The amount of our net profits or losses will depend, in part, on: the level of sales of CABOMETYX and COMETRIQ in the U.S.; our achievement of development, regulatory and commercial milestones, if any, under our collaboration agreements; the amount of royalties from sales of CABOMETYX and COMETRIQ outside of the U.S. under our collaboration agreements; other collaboration revenues; and the level of our expenses associated with our extensive drug discovery, clinical development, business development and commercialization activities, as well as our general business expansion plans. Our expected future expenses may also be increased by inflationary pressures, which could increase the costs of outside services, labor, raw materials and finished drug product. Significant changes in tariffs or other trade barriers, such as the enactment of tariffs on goods imported into the United States, including, but not limited to, tariffs on goods imported from China, Mexico and Canada (including raw materials and components used in our manufacturing processes) or the introduction of additional tariffs or other trade barriers, could also increase the costs of our finished drug product. We expect to continue to spend substantial amounts to fund the continued development of the cabozantinib franchise for additional indications and of zanzalintinib and our other product candidates, as well as the commercialization of our approved products. In addition, we intend to continue to expand our oncology product pipeline through our drug discovery efforts, including research collaborations, in-licensing arrangements and other strategic transactions that align with our oncology drug development, regulatory and commercial expertise, which efforts could involve substantial costs. To offset these costs in the future, we will need to generate substantial revenues. If these costs exceed our current expectations, or we fail to achieve anticipated revenue targets, our profitability and financial condition may be adversely affected and the market value of our common stock may decline.

Risks related to recent U.S. tariff announcements
The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, the United States has announced tariffs on many goods imported from specified nations. In addition, there are currently discussions concerning potential increased tariffs for pharmaceutical products, which may impact our supply chain and create uncertainty in the broader pharmaceutical industry. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. Changes in U.S. trade policy, including recently announced tariffs, related to countries where we or our suppliers operate could result in increased costs for raw materials, components, or finished goods for us, or challenges for our third-party contract manufacturers, distributors and suppliers to continue to meet demands for our products at current prices. These cost increases may reduce our margins, require us to raise prices, or make our products less competitive in the marketplace. Additionally, retaliatory tariffs imposed by other countries on U.S. exports could adversely impact demand for our products in international markets or increase the costs of conducting business. If we are unable to mitigate these risks through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth prospects could be negatively affected.
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
•laws, regulations or practices imposed by countries or regions outside the U.S. that could impact or inhibit scientific research or the development of healthcare products by foreign competitors or otherwise disadvantage healthcare products made by foreign competitors, as well as general political or economic instability or downturn in those countries, including as a result of tariffs or the imposition of new tariffs, trade wars, barriers, restrictions, or threats of such actions and the related uncertainty thereof, any of which could complicate, interfere with or impede our relationships with our ex-U.S. research, development and in-licensing partners; and
•our research and in-licensing partners’ failure to comply with applicable healthcare laws, as well as established laws and regulations related to Good Practice guidelines.
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
We work with scientific advisors at academic and other institutions, as well as third-party contractors in various locations throughout the world, who assist us in our research and development efforts, including in drug discovery and preclinical development strategy. These third parties are not our employees and may have other commitments or contractual obligations that limit their availability to us. Although these third-party scientific advisors and contractors generally agree not to do competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services. There has also been scrutiny surrounding the disclosures of payments made to medical researchers from companies in the pharmaceutical industry, and it is possible that the academic and other institutions that employ these medical researchers may prevent us from engaging them as scientific advisors and contractors or otherwise limit our access to these experts, or that the scientific advisors themselves may now be more reluctant to work with industry partners. Even if these scientific advisors and contractors with whom we have engaged intend to meet their contractual obligations, their ability to perform services may be impacted by increased demand for such services from other companies or by other external factors, such as reduced capacity to perform services. If we experience additional delays in the receipt of services, lose work performed by these scientific advisors and contractors or are unable to engage them in the first place, our discovery and development efforts with respect to the matters on which they were working or would work in the future may be significantly delayed or otherwise adversely affected.
We lack our own manufacturing and distribution capabilities necessary for us to produce materials required for certain preclinical activities and to produce and distribute our products for clinical development or for commercial sale, and our reliance on third parties for these services subjects us to various risks.
We do not operate our own manufacturing or distribution facilities for CMC development activities, clinical or commercial production and distribution for our current products and new product candidates. Instead, we mostly rely on various third-party contract manufacturing organizations to conduct these operations on our behalf in accordance with cGMP. As our operations continue to grow in these areas, we are expanding internal CMC development laboratories to include preclinical, and continue to augment our external network focusing on our product candidates. We expect this to enable us to maximize application of our internal expertise and scientific know-how and advance our product candidates more efficiently and with greater technical precision, speed, agility and quality, while working in close collaboration with our expanding external manufacturing and supply chain network through additional third-party contract manufacturers, distributors and suppliers. To establish and manage our manufacturing network and supply chain requires a significant financial commitment, the creation of numerous third-party contractual relationships and continued oversight of these third parties to fulfill compliance with applicable legal and regulatory requirements, including the FDA’s cGMP, the EC’s Guidelines on GDP, as well as other stringent regulatory requirements enforced by the FDA or foreign regulatory agencies, as applicable. These third parties are also subject to routine inspections by the FDA and foreign regulatory agencies. Although we maintain significant resources to directly and effectively oversee the activities and relationships with the third parties in our network, we do not have direct control over their operations.
Our third-party contract manufacturers may not be able to produce or deliver material on a timely basis or manufacture material with the required quality standards, or in the quantity required to meet our preclinical, clinical development and commercial needs and applicable regulatory requirements. Although we have not yet experienced significant production delays or seen significant impairment to our supply chain as a result of the ongoing conflicts between Russia and Ukraine and in the Middle East, the political, economic and social instability in Venezuela or other global events, including as a result of tariffs or the imposition of new tariffs, trade wars, barriers, restrictions, or threats of such actions and the related uncertainty thereof, our third-party contract manufacturers, distributors and suppliers could experience operational delays due to lack of capacity or resources, facility closures and other hardships as a result of these types of global events, which could impact our supply chain by potentially causing delays to or disruptions in the supply of our preclinical, clinical or commercial products. If our third-party contract manufacturers, distributors and suppliers do not continue to supply us with our products or product candidates in a timely fashion and in compliance with applicable quality and regulatory requirements, or if they otherwise fail or refuse to comply with their obligations to us under our manufacturing, distribution and supply arrangements, we may not have adequate remedies for any breach. Furthermore, their failure to supply us could impair or preclude meeting commercial or clinical product supply requirements for us or our partners, which could delay product development and future commercialization efforts and have a material adverse impact on our business, financial condition and results of operations. In addition, through our third-party contract manufacturers and data service providers, we continue to provide serialized commercial products as required to comply with the DSCSA and its foreign equivalents where applicable. If our third-party contract manufacturers or data service providers fail to support our efforts to continue to comply with DSCSA and its foreign equivalents, as well as any future electronic pedigree requirements, we may face legal penalties or be restricted from selling our products.
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
•state and federal pharmaceutical price and price reporting laws and regulations, including the provisions enacted through the IRA;
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
These federal and state healthcare laws and regulations govern prescription drug marketing practices, including off-label promotion and direct-to-consumer (DTC) advertisements. These laws and regulations may also affect our current and future business arrangements with third parties, including various healthcare entities. If our operations are found, or even alleged, to be in violation of the laws described above or other governmental regulations that apply to us, we, or our officers or employees, may be subject to significant penalties, including administrative civil and criminal penalties, damages, fines, regulatory penalties, the curtailment or restructuring of our operations, exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs, imprisonment, reputational harm, additional reporting requirements and oversight through a Corporate Integrity Agreement or other monitoring agreement, any of which would adversely affect our ability to sell our products and operate our business and also adversely affect our financial results. Furthermore, responding to any such allegation or investigation and/or defending against any such enforcement actions can be time-consuming and would require significant financial and personnel resources. Therefore, if any state or the federal government initiates an enforcement action against us, our business may be impaired, and even if we are ultimately successful in our defense, litigating these actions could result in substantial costs and divert the attention of management.
Enhanced governmental and private scrutiny over, or investigations or litigation involving, pharmaceutical manufacturer patient assistance programs and donations to patient assistance foundations created by charitable organizations could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
To help patients afford our products, we have a patient assistance program and also make periodic donations to independent charitable foundations that help financially needy patients. These types of programs are designed to provide financial assistance to patients who might otherwise be unable to afford pharmaceuticals that they have been prescribed by their physicians and have become the subject of Congressional interest and enhanced government scrutiny. The HHS Office of Inspector General established guidelines permitting pharmaceutical manufacturers to make donations to charitable organizations that provide co-pay assistance to Medicare patients, provided that manufacturers meet certain specified compliance requirements. In the event we are found not to have complied with these guidelines (including as interpreted by the HHS Office of Inspector General) and other laws or regulations respecting these arrangements, we could be subject to significant investigations or damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions.
We also rely on a third-party hub provider and exercise oversight to monitor patient assistance program activities. Hub providers are generally hired by manufacturers to assist patients with insurance coverage, financial assistance and treatment support after the patients receive a prescription from their healthcare professional. For manufacturers of specialty pharmaceuticals (including our marketed products), the ability to have a single point of contact for their therapies helps ensure efficient medication distribution to patients. Accordingly, our hub activities are also subject to scrutiny and may create risk for us if not conducted in accordance with the views of federal or state enforcement authorities. A variety of entities, including independent charitable foundations and pharmaceutical manufacturers, but not including our company, have received subpoenas in recent years from the U.S. Department of Justice (DOJ) and other enforcement authorities seeking information related to their patient assistance programs and reimbursement and other product support programs, and certain of these entities have entered into costly civil settlement agreements with DOJ and other enforcement authorities that include requirements to maintain complex corporate integrity agreements that impose significant reporting and other requirements. Should we or our hub providers receive a subpoena or other process, regardless of whether we are ultimately found to have complied with the prevailing industry guidance and enforcement standards governing patient assistance and other product support programs, this type of government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
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
AI software is increasingly being used in the biopharmaceutical industry, including, in limited instances, by us. The misuse of AI-based software could result in inadvertent disclosure and improper use of confidential information (including personal and proprietary data) of our employees, clinical trial participants, or other third parties, leading to the loss of trade-secrets or other intellectual property. As with many developing technologies, AI also presents risks related to misuse by outside threat actors who may try to gain unauthorized access to our systems and information. The secure maintenance of this information is critical to our business and reputation, and while we have enhanced and are continuing to enhance our cybersecurity efforts commensurate with the growth and complexity of our business, our systems and those of third-party service providers may be vulnerable to cybersecurity incidents or threats. In addition, we are heavily dependent on the functioning of our information technology infrastructure to carry out our business processes, such as external and internal communications or access to clinical data and other key business information. Accordingly, both inadvertent disruptions to this infrastructure and/or cyber-attacks could cause us to incur significant remediation or litigation costs, result in product development delays, disrupt critical business operations, expend key information technology resources and divert the attention of management.
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
Our success will depend in part upon our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of biopharmaceutical companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We will continue to apply for patents covering our technologies and products as, where and when we deem lawful and appropriate. However, these applications may be challenged or may fail to result in issued patents. Our issued patents have been and may in the future be challenged by third parties as invalid or unenforceable under U.S. or foreign laws, or they may be infringed by third parties, and we are from time to time involved in the defense and enforcement of our patents or other intellectual property rights in a court of law, U.S. Patent and Trademark Office inter partes review or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the U.S. and elsewhere. The costs of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings and litigation can be substantial and the outcome can be uncertain. An adverse outcome may allow third parties to use our intellectual property without a license and/or allow third parties to introduce generic and other competing products, any of which would negatively impact our business. Third parties may also attempt to invalidate or design around our patents, or assert that they are invalid or otherwise unenforceable, and seek to introduce generic versions of cabozantinib. For example, we received Paragraph IV certification notice letters from MSN, Teva, Cipla, Sun, and Biocon concerning the respective ANDAs that each had filed with the FDA seeking approval to market generic versions of CABOMETYX tablets. We have also received Paragraph IV certification notice letters from Azurity and Handa concerning the 505(b)(2) NDA that each has filed with the FDA seeking approval to market cabozantinib tablets and cabozantinib (in the form of cabozantinib lauryl sulfate) capsules, respectively. Because these 505(b)(2) products are for a different strength than CABOMETYX, we believe they will not be considered generic equivalents. However, should MSN, Teva, Cipla, Sun, Biocon, Azurity, Handa, or any other third parties receive FDA approval of an ANDA or a 505(b)(2) NDA with respect to cabozantinib, it is possible that such company or companies could introduce generic versions or otherwise competitor versions of our marketed products before our patents expire if they do not infringe our patents or if it is determined that our patents are invalid or unenforceable, and the resulting generic competition could have a material adverse impact on our business, financial condition and results of operations.
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
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties and many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Moreover, the Russian Federation has and may further limit protections on patents originating from certain countries (including the U.S.) in response to sanctions relating to the ongoing Russia-Ukraine conflict, and in general, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection, which makes it difficult to stop infringement. We also rely on trade secret protection for some of our confidential and proprietary information, and we are taking security measures to protect our proprietary information and trade secrets, particularly in light of recent instances of data loss and misappropriation of intellectual property in the biopharmaceutical industry. However, these measures may not provide adequate protection, and while we seek to protect our proprietary information by entering into confidentiality agreements with employees, partners and consultants, as well as maintain cybersecurity protocols within our information technology infrastructure, we cannot provide assurance that our proprietary information will not be disclosed, or that we can meaningfully protect our trade secrets. In addition, our competitors may independently develop substantially equivalent proprietary information or may otherwise gain access to our trade secrets.
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
We are highly dependent upon the principal members of our management, as well as clinical, commercial and scientific staff, the loss of whose services might adversely impact the achievement of our objectives. Also, we may not have sufficient personnel to execute our business plans. Retaining and, where necessary, recruiting qualified clinical, commercial, scientific and pharmaceutical operations personnel will be critical to support activities related to advancing the development programs for the cabozantinib franchise, zanzalintinib and our other product candidates, successfully executing upon our commercialization plan for the cabozantinib franchise and continuing our proprietary research and development efforts. Competition is intense for experienced clinical, commercial, scientific and pharmaceutical operations personnel, and we may be unable to retain or recruit such personnel with the expertise or experience necessary to allow us to successfully develop and commercialize our products. Furthermore, the majority of our employees are employed “at will” and, therefore, may leave our employment at any time.
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
•the announcement of regulatory applications, such as MSN’s, Teva’s, Cipla’s, Biocon’s and Sun’s respective ANDAs, seeking approval of generic versions of our marketed products, and Azurity’s and Handa’s 505(b)(2) NDAs seeking approval of a different solid formulation or salt of cabozantinib;
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
These and other factors could have a material adverse impact on the market price of our common stock. In addition, the stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have historically experienced and may continue to experience significant volatility that has often been unrelated or disproportionate to the operating performance of particular companies. Likewise, as a result of significant changes in U.S. or global political and macroeconomic conditions, including the potential for local and/or global economic downturn or recession, inflation, fluctuating interest rates, as well as policies governing foreign trade, including tariffs or the imposition of new tariffs, trade wars, barriers, restrictions, or threats of such actions and the related uncertainty thereof, and healthcare spending and delivery, the ongoing conflicts between Russia and Ukraine and in the Middle East, or the political, economic and social instability in Venezuela, the financial markets could continue to experience significant volatility that could also continue to negatively impact the markets for biotechnology and pharmaceutical stocks. These broad market fluctuations have adversely affected and may in the future adversely affect the trading price of our common stock. Excessive volatility may continue for an extended period of time following the date of this report.
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
The focus of governments, investors and other stakeholders on environmental, social and governance (ESG) practices and disclosures is constantly shifting and expectations in this area continue to evolve. Various jurisdictions are adopting or considering new laws and regulations that expand or curtail disclosure, reporting and diligence requirements with respect to ESG topics, including California legislation that requires various climate-related disclosures. We manage, track and report on our ESG initiatives, including in our Corporate Values & Sustainability Report or as may be required in our annual and quarterly reports. Our efforts to accomplish and report on these topics subjects us to risks, any of which could have a material adverse impact on our business, including specifically market perception and the market price of our common stock. Such risks may be outside of our control and the criteria by which our ESG practices and disclosures are assessed may change due to the evolving regulatory requirements affecting ESG standards and disclosures, which could result in changed expectations for us with respect to ESG matters (including those in support of or in opposition to ESG principles). In addition, state attorneys general and other governmental authorities may take action against certain ESG policies or practices, and we may become subject to restrictions on ESG initiatives. Our failure or perceived failure to pursue or achieve our ESG objectives, or to maintain our ESG practices that meet evolving stakeholder expectations or expanding legal requirements (which are continually evolving and may emphasize different priorities than the ones we focus on or none at all), could have a material adverse impact on our market perception and stock price, as well as expose us to government enforcement actions and private litigation.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
We maintain cybersecurity and information security programs, which focus on securing our digital ecosystem, through policies and procedures, technical controls and human practices. Risks from cybersecurity threats are regularly evaluated as part of our broader risk management activities and as a fundamental component of our internal control system. The scope of our evaluation encompasses risks that may be associated with both our internally managed IT systems and key business functions and sensitive data operated or managed by third-party service providers.
All employees receive cybersecurity training upon hire with annual or more frequent training thereafter, with job-specific topic considerations. Our IT team engages third-party vendors to assist with providing timely cybersecurity threat alerts in addition to monitoring cybersecurity threats and our defenses against cyberattacks. This monitoring includes the proactive identification of vulnerabilities in our systems with threat intelligence. The employees within our broader IT team who specialize in cybersecurity operations (Security Ops Team) are responsible for coordinating and overseeing the activities of these third-party vendors.
Our Information Security Incident Response Plan (Response Plan) sets forth our response protocol for cybersecurity threats and cybersecurity incidents and is maintained by the Information Security Governance Committee (InfoSec Committee), which reviews the Response Plan on an annual basis. The InfoSec Committee is comprised of IT department leaders and members of our senior management team and is a subcommittee of our Ethics Committee, which provides reports to the Risk Committee of our Board of Directors. Our Response Plan is designed to provide a framework for how we identify, escalate and respond in the event of a data security breach and designates personnel who are responsible for these functions. Our Security Ops Team evaluates security alerts received from various sources, and any alert or threat that the Security Ops Team identifies as a cybersecurity incident (such as a data security breach) is promptly escalated to the InfoSec Committee for further assessment. Upon confirmation that a cybersecurity incident has occurred, our InfoSec Committee will establish an incident response team, which may include representatives from our internal departments, as well as outside legal counsel or other external cybersecurity consultants or service providers. The Incident Response Team develops a coordinated response strategy, entailing risk containment, notification processes, system restoration, incident documentation and assessment, data preservation and forensic analysis.
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
Item 2. Properties.
Our corporate headquarters is located in Alameda, California, where we lease approximately 610,000 square feet of office and laboratory space under multiple leases. In 2025, we exited approximately 40,000 square feet of our office and laboratory space in the Greater Philadelphia area as part of our 2024 corporate restructuring plan. We believe these leased facilities are sufficient to accommodate our current and near-term needs.
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
Holders
On February 2, 2026, there were 288 holders of record of our common stock. The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in

“street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.
Dividends
Since inception, we have not paid dividends on our common stock. We currently do not plan to pay any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors.
Unregistered Sales of Equity Securities
There were no unregistered sales of equity securities by us during the year ended December 31, 2025.
Stock Repurchase Programs
In August 2024, our Board of Directors authorized a stock repurchase program (SRP) to acquire up to $500.0 million of our outstanding common stock before December 31, 2025. In February 2025, our Board of Directors authorized the repurchase of up to an additional $500.0 million of our outstanding common stock before December 31, 2025. In October 2025, our Board of Directors authorized the repurchase of up to an additional $750.0 million of our common stock before December 31, 2026 (the October 2025 SRP). As of December 31, 2025, we have repurchased 30.2 million shares of common stock for an aggregate purchase price of $1,159.7 million under these SRPs and have completed the SRPs authorized in August 2024 and February 2025. As of December 31, 2025, approximately $590.2 million remained available under the October 2025 SRP for future stock repurchases before December 31, 2026.
Stock repurchases under these SRPs may be made from time to time through a variety of methods, which may include open market purchases, in block trades, Rule 10b5-1 trading plans, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. The timing and amount of any stock repurchases under the SRPs will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of our common stock and general market conditions. These SRPs do not obligate us to acquire any amount of our common stock, and the SRPs may be modified, suspended or discontinued at any time without prior notice.
The following table summarizes the stock repurchase activity for the three months ended December 31, 2025 and the approximate dollar value of shares that may yet be purchased pursuant to our SRPs (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October 4, 2025 - October 31, 2025	—	$—	—	$854,737
November 1, 2025 - November 28, 2025	2,457	$42.61	2,457	$750,000
November 29, 2025 - January 2, 2026	3,669	$43.54	3,669	$590,225
Total	6,126		6,126
Performance
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of ours under the Securities Act of 1933, as amended.
The following graph compares, for the five-year period ended December 31, 2025, the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes that $100 was invested on December 31, 2020 in each of our common stock, the Nasdaq Composite Total Return Index and the Nasdaq Biotechnology Total Return Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Cumulative Total Return
250
200
150
100
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Exelixis, Inc.
Nasdaq Composite Total Return
Nasdaq Biotechnology Total Return

	Year Ended December 31,
	2020	2021	2022	2023	2024	2025
Exelixis, Inc.	100	91	80	120	169	217
Nasdaq Composite Total Return	100	122	82	119	157	187
Nasdaq Biotechnology Total Return	100	100	90	94	95	125
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

Overview
We are an oncology company innovating next-generation medicines and regimens at the forefront of cancer care. We have produced four marketed pharmaceutical products, two of which are formulations of our flagship molecule, cabozantinib, and we are steadily advancing and evolving our product pipeline portfolio, including our lead clinical asset, zanzalintinib, currently under review by the FDA for the treatment of certain forms of CRC, as well as the focus of an extensive late-stage clinical development program in other indications. With a rational and disciplined approach to investment, we are leveraging our internal experience and expertise and the strength of strategic partnerships, to identify and pursue opportunities across the landscape of scientific modalities, including small molecules and biotherapeutics, such as ADCs.
Sales related to cabozantinib account for the majority of our revenues. Cabozantinib is an inhibitor of multiple tyrosine kinases, including MET, AXL, VEGF receptors and RET and has been approved by the FDA, and in 68 other countries for all or a combination of, the following indications: as CABOMETYX® (cabozantinib) tablets for advanced RCC (both alone and in combination with BMS’ nivolumab (OPDIVO®)), previously treated HCC, previously treated, RAI-refractory DTC and previously treated, unresectable, locally advanced or metastatic, well-differentiated pNET and epNET; and as COMETRIQ® (cabozantinib) capsules for progressive MTC. For physicians treating these types of cancer, cabozantinib has become or is becoming an important medicine in their selection of effective therapies.
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
We plan to continue leveraging our operating cash flows to advance a broad array of diverse biotherapeutics and small molecule programs for the treatment of cancer, as well as to support company-sponsored and externally sponsored clinical trials evaluating cabozantinib and zanzalintinib, a novel oral inhibitor of kinases including the TAM kinases (TYRO3, AXL, MER), MET and VEGF receptors. Our zanzalintinib development program includes a series of ongoing and planned pivotal trials to explore its therapeutic potential in CRC, ccRCC and nccRCC, NET and meningioma, as well as earlier-stage trials. Our pipeline programs in phase 1 development each have best-in-class potential and include: XL309, a small molecule inhibitor of USP1, which has emerged as a synthetic lethal target in the context of BRCA-mutated tumors; XB010, an ADC consisting of a MMAE payload conjugated to a mAb targeting the tumor antigen 5T4; XB628, a first-in-class bispecific antibody that simultaneously targets PD-L1 and NKG2A, identified as key regulators of adaptive and innate immune cell activity; and XB371, a next-generation TF-targeting ADC with a topoisomerase inhibitor payload. We complement our internal drug discovery and development efforts by in-licensing or acquiring, or obtaining options to in-license or acquire, investigational oncology assets from third parties if those oncology assets demonstrate evidence of, or potential for, clinical success.
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
The IRA introduced numerous substantial changes to drug pricing, reimbursement and access support in the U.S., including enabling the CMS to assert control over the prices of certain single-source drugs and biotherapeutics reimbursed under the Medicare Drug Price Negotiation Program. CMS has begun to announce rounds of drugs eligible for negotiation and establish so-called MFP under the Medicare Drug Price Negotiation Program. The IRA also contains the limited small biotech exception, which applies on a drug-specific basis, and provides that qualifying drugs will be exempt from possible pricing negotiation through 2028 and eligible for a lower limit (i.e., a price floor) on the potential MFP in 2029 and 2030, if the manufacturers of those drugs continue to qualify each year. We have qualified for the small biotech exception with respect to our cabozantinib franchise products through IPAY 2027 and we reapplied for the small biotech exception for IPAY 2028. We also intend to apply to CMS to maintain our small biotech exception and price floor each subsequent year through 2030. Separately, in December 2024, CMS released final guidance on another program, the Part D Discount Program, which requires manufacturers to take on more of the beneficiary cost previously subsidized by the federal government through the application of increased drug discounts. We have since received notice from CMS that we qualify for the "specified small manufacturer” designation and are thereby eligible for a phase-in of the increased manufacturer discounts under the Part D Discount Program, from 2025 to 2031. In November 2025, CMS also issued a proposed rule on the Part D Discount Program that largely codifies the final guidance. The IRA also imposes additional rebates for certain Part B and Part D drugs where relevant pricing metrics associated with the products increase faster than inflation.
There have also been proposals from the current U.S. administration that aim to lower prescription drug costs, both through formal regulatory action and by encouraging voluntary compliance from manufacturers. These proposals include efforts to equalize the prices of drugs in the U.S. with the prices of those drugs in other developed countries (also known as MFN drug pricing policy), as well as efforts to sell prescription drugs directly to consumers. In 2025, an executive order issued by the White House directed HHS and other federal agencies to implement MFN pricing through new models and potential regulatory actions. CMS has announced a pilot program in this regard for the Medicaid Program, but the full scope, timing, and impact of these initiatives remain uncertain. Adoption of these and other controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit reimbursement of pharmaceuticals. As a result, the business case for any product that receives regulatory approval for commercial sale in the U.S. may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement.
To develop and commercialize cabozantinib outside the U.S., we have entered into license agreements with Ipsen and Takeda. To Ipsen, we granted the rights to develop and commercialize cabozantinib outside of the U.S. and Japan, and to Takeda we granted such rights in Japan. Both Ipsen and Takeda also contribute financially and operationally to the further global development and commercialization of the cabozantinib franchise, and we work closely with them on these activities. Utilizing its regulatory expertise and established international oncology marketing network, Ipsen has continued to execute on its commercialization plans for CABOMETYX, having received regulatory approvals and launched in multiple territories outside of the U.S., including in the EEA, the U. K. and Canada, as a treatment for advanced RCC (both as a monotherapy and in combination with nivolumab) and for previously treated HCC and DTC indications. In July 2025, Ipsen received approval for CABOMETYX as a treatment for previously treated, well- differentiated/unresectable, locally advanced, or metastatic pNET or epNET (with local labeling variations) from the EC for the EEA and health regulatory authorities in Brazil and Australia, and from health regulatory authorities in Switzerland and Singapore in October 2025 and December 2025, respectively. With respect to the Japanese market, Takeda received Manufacturing and Marketing Approvals from the Japanese PMDA for monotherapy CABOMETYX as a treatment of patients with curatively unresectable or metastatic RCC and as a treatment of patients with unresectable HCC that has progressed after cancer chemotherapy, as well as for CABOMETYX in combination with nivolumab as a treatment for unresectable or metastatic RCC.
Pipeline Activities
Small Molecule Programs
Zanzalintinib
Zanzalintinib is a novel oral inhibitor of kinases including the TAM kinases (TYRO3, AXL, MER), MET and VEGF receptors, which are implicated in cancer’s growth and spread. We are evaluating zanzalintinib in a robust and growing development program that builds on our prior experience with cabozantinib and targets indications with high unmet need. We have established collaborations and will continue to explore additional opportunities for novel combinations with zanzalintinib. To date, we have initiated two large phase 1b/2 clinical trials studying zanzalintinib as a monotherapy and in combination with ICIs (STELLAR-001 and STELLAR-002). Patient enrollment into STELLAR-001 was completed in 2023 and preliminary results from a randomized expansion cohort of patients with metastatic CRC were presented at the ASCO GI 2025. In May 2025, preliminary results from an expansion cohort of patients with previously untreated advanced ccRCC from STELLAR-002 were presented at the 2025 ASCO Annual Meeting, along with data from multiple dose-escalation cohorts.
We also have three ongoing pivotal trials, two evaluating zanzalintinib in combination with ICIs and one evaluating zanzalintinib as a monotherapy. Our first such trial, STELLAR-303, was initiated in June 2022 and is evaluating zanzalintinib in combination with atezolizumab versus regorafenib in patients with metastatic, refractory non-MSI-H/dMMR CRC. In June 2025, we announced positive top-line results demonstrating a statistically significant improvement in OS versus regorafenib in the ITT population, and in October 2025, announced that the study demonstrated a 20% reduction in the risk of death versus regorafenib in the ITT population at the final analysis (stratified hazard ratio [HR]: 0.80; 95% confidence interval [CI]: 0.69-0.93; P=0.0045). At a prespecified interim analysis, data pertaining to the other dual primary endpoint, OS in patients without liver metastases, showed a trend in OS favoring the combination (15.9 months versus 12.8 months; stratified HR: 0.79; 95% CI: 0.61-1.03; P=0.0875) at a median follow-up of 16.8 months. Detailed findings from the study, including OS and PFS in the ITT population and in the subset of patients without liver metastases, were presented at ESMO 2025 and simultaneously published in The Lancet. The trial will proceed to the planned final analysis for the dual primary endpoint of OS in patients without liver metastases, expected in mid-2026, depending on event rates. In December 2025, we submitted a NDA to the FDA for zanzalintinib in combination with atezolizumab for the treatment of previously treated metastatic colorectal cancer. In January 2026, we announced that the FDA had accepted our NDA and assigned a standard review, with a PDUFA target action date of December 3, 2026.
The second pivotal trial, STELLAR-304, was initiated in December 2022 and is evaluating zanzalintinib in combination with nivolumab versus sunitinib in previously untreated patients with advanced nccRCC. We expect top-line results in mid-2026, depending on event rates.
In June 2025, we initiated STELLAR-311, a phase 2/3 pivotal trial evaluating zanzalintinib versus everolimus in patients with advanced NET, regardless of site of origin, who had received up to one prior line of therapy. The primary endpoint of the trial is PFS per RECIST 1.1 as assessed by blinded independent central review. Enrollment is currently ongoing.
Beyond STELLAR-001, STELLAR-002, STELLAR-303, STELLAR-304 and STELLAR-311, we intend to initiate additional early-stage and pivotal trials evaluating zanzalintinib across a broad array of potential future indications, including: STELLAR-201, a planned, single-arm phase 2 study that will evaluate zanzalintinib in patients with Grade I/II/III meningioma with relapse or progression following surgery and radiation, or who are not candidates for radiation/surgery, anticipated to commence in the first half of 2026, and STELLAR-316, a planned phase 3 pivotal trial, in collaboration with Natera, which we anticipate will commence in mid-2026. STELLAR-316 will evaluate zanzalintinib, with and without an ICI, in patients with resected stage II/III CRC who, following completion of definitive therapy, have tested positive for MRD+ and have no radiographic evidence of disease. Natera will provide its Signatera™ assay to identify MRD+ for trial enrollment.
To further expand our exploration of the clinical potential of zanzalintinib, we entered into a clinical development collaboration with Merck. Pursuant to this collaboration, Merck is sponsoring KEYMAKER-U03 (a phase 1/2 trial evaluating zanzalintinib in combination with WELIREG® (belzutifan), Merck's oral HIF-2α inhibitor, in RCC), LITESPARK-033 (a phase 3 trial evaluating zanzalintinib in combination with WELIREG versus cabozantinib in first-line advanced RCC) and one additional phase 3 pivotal trial in RCC. Merck will fund one of these phase 3 studies and we will co-fund the phase 1/2 study and the other phase 3 study, as well as supply zanzalintinib and cabozantinib. Under the collaboration, we continue to retain all global commercial and marketing rights to zanzalintinib.
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
Beyond these small molecule assets, we continue to make progress on multiple lead optimization programs for molecules that address a variety of targets, and that we believe have significant potential for clinical differentiation. We anticipate that some of these other programs could reach development candidate status in 2026 and beyond.
Termination of STELLAR-305 trial and XL495 Development Program.
In October 2024, we announced the initiation of a phase 1 clinical trial evaluating XL495, an inhibitor of PKMYT1, both as a monotherapy and in combination with select cytotoxic agents, in patients with advanced solid tumors. In May 2025, based on early clinical data generated for XL495, we announced that we will discontinue further development of this program. In December 2023, we initiated STELLAR-305, a phase 2/3 pivotal trial evaluating zanzalintinib in combination with pembrolizumab, an anti-PD-1 ICI developed by Merck & Co., versus placebo in combination with pembrolizumab in patients with previously untreated PD-L1-positive recurrent or metastatic squamous cell carcinoma of the head and neck. Based on our evaluation of emerging data from the phase 2 portion of STELLAR-305, competition in this indication, and assessment of other, potentially larger, commercial opportunities, in July 2025 we announced that the study will not proceed to phase 3.
Biotherapeutics
Part of our drug discovery activity focuses on discovering and advancing various biotherapeutics that have the potential to become anti-cancer therapies, such as bispecific antibodies, ADCs and other innovative treatments. ADCs in particular present a unique opportunity for new cancer treatments, given their capabilities to target the delivery of anti-cancer drug payloads to specific cells expressing the target; this increased precision should minimize collateral impact on healthy tissues that do not express the target. To facilitate the growth of our various biotherapeutics programs, we have established multiple research collaborations and in-licensing arrangements and entered into other strategic transactions, aimed at conserving capital and managing risks, that provide us with access to antibodies, binders, payloads and conjugation technologies, which are the components employed to generate next-generation ADCs or multispecific antibodies. We have also established laboratories for discovery of novel biologics with capabilities in antibody engineering, ADC chemistry, bioanalysis and preclinical testing.
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
We have made significant progress under our research collaborations and in-licensing arrangements and believe we will continue to do so in 2026 and in future years. For example, in April 2025, we initiated the phase 1 study of XB628, a first-in-class bispecific antibody discovered, in part, in collaboration with Invenra, and in August 2025, we initiated a phase 1 study of XB371, a next-generation tissue factor-targeting ADC with a topoisomerase inhibitor payload, which was discovered, in part, in collaboration with Catalent. As part of our rational and disciplined approach to investment, we have decided to discontinue further development of the XB064 and XB033 programs.
Beyond these biotherapeutics assets, we continue to make progress on multiple preclinical programs for molecules that address a variety of targets, and that we believe have significant potential for clinical differentiation. We anticipate that some of these other programs could reach development candidate status in 2026 and beyond.
Future Expansion of our Pipeline
Increasing the number of novel anti-cancer agents in our pipeline is essential to our overall strategy and business goals. We are working to expand our oncology product pipeline through drug discovery efforts, which encompass our diverse biotherapeutics and small molecule programs exploring multiple modalities and mechanisms of action. This approach provides a high degree of flexibility with respect to target selection and modality of treatment and allows us to prioritize those targets that we believe have the greatest chance of becoming impactful therapeutics. As part of our strategy, our drug discovery activities have and will continue to include internal research, as well as external research collaborations, in-licensing arrangements and other strategic transactions that collectively leverage a wide range of technology platforms and assets and increase our probability of success. As of the date of this Annual Report on Form 10-K, we expect to progress up to two new development candidates into preclinical development during 2026. We will continue to engage in pipeline expansion initiatives with the goal of discovering, acquiring and/or in-licensing promising investigational oncology assets and then further characterize and develop them utilizing our established preclinical and clinical development infrastructure.

2025 Business Updates and Financial Highlights
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
•In May 2025, we presented preliminary results from an expansion cohort of patients with previously untreated advanced ccRCC from STELLAR-002, along with data from multiple dose-escalation cohorts, at ASCO 2025.
•In June 2025, we announced positive top-line results from the STELLAR-303 phase 3 pivotal trial that the study met one of its dual primary endpoints, OS in the ITT population, with the OS benefit of the zanzalintinib and atezolizumab combination consistently observed across pre-specified subgroups.
•In June and July 2025, the USPTO declined to institute Azurity’s inter partes review of U.S. Patent Nos. 11,298,349 and 12,128,039, respectively.
•In July 2025, we entered into a settlement agreement with Biocon, which resolved patent litigation we brought in response to Biocon’s ANDA.
•In July 2025, we announced that our partner Ipsen received approval from the EC for CABOMETYX for adult patients with unresectable or metastatic, well-differentiated epNET and pNET who have progressed following at least one prior systemic therapy other than somatostatin analogues, following the positive opinion received from the EMA’s Committee for Medicinal Products for Human Use in June 2025. In July, Ipsen also received approval for CABOMETYX as a treatment for previously treated advanced NET by health regulatory authorities in both Brazil and Australia.
•In August 2025, we announced the appointment of Dana T. Aftab, Ph.D. as Executive Vice President, Research and Development.
•In October 2025, we presented results from a subgroup analysis of the CABINET phase 3 pivotal trial evaluating CABOMETYX in advanced lung and thymic neuroendocrine tumors, and detailed results from STELLAR-303, at ESMO 2025 and published the results concurrently in The Lancet.
•In October 2025, our Board of Directors authorized the October 2025 SRP for the repurchase of up to an additional $750 million of our common stock before December 31, 2026. This repurchase authorization is in addition to the two $500 million repurchase authorizations announced in August 2024 and February 2025. As of December 31, 2025, we have repurchased $1,159.7 million of our common stock, at an average price of $38.39 per share under these SRPs and have completed the SRPs authorized in August 2024 and February 2025.
•In December 2025, we submitted an NDA to the FDA for zanzalintinib in combination with atezolizumab for the treatment of previously treated metastatic colorectal cancer based on positive results from the STELLAR-303 phase 3 pivotal trial. In January 2026, we announced that the FDA had accepted our NDA and assigned a standard review, with a PDUFA target action date of December 3, 2026.
•In December 2025, we hosted our virtual 2025 R&D Day: Building Next-generation Oncology Franchises event to review the progress of Exelixis’ R&D activities and outline the company’s strategy to advance future oncology franchises.
•In January 2026, we announced a collaboration with Natera, on STELLAR-316, a planned phase 3 pivotal trial, which we anticipate will commence in mid-2026. STELLAR-316 will evaluate zanzalintinib, with and without an ICI, in patients with resected stage II/III CRC who, following completion of definitive therapy, have tested positive for MRD+ and have no radiographic evidence of disease. Natera will provide its Signatera™ assay to identify MRD+ for trial enrollment.
Financial Highlights
•Net product revenues for 2025 were $2,122.8 million, as compared to $1,809.4 million for 2024.
•Total revenues for 2025 were $2,320.1 million, as compared to $2,168.7 million for 2024.
•Research and development expenses for 2025 were $825.0 million, as compared to $910.4 million for 2024.
•Selling, general and administrative expenses for 2025 were $518.7 million, as compared to $492.1 million for 2024.

•Provision for income taxes for 2025 was $158.6 million, as compared to $160.4 million for 2024.
•Net income for 2025 was $782.6 million, or $2.88 per share, basic, and $2.78 per share, diluted, as compared to $521.3 million, or $1.80 per share, basic, and $1.76 per share, diluted, for 2024.
See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.
Outlook, Challenges and Risks
We will continue to face numerous challenges and risks that may impact our ability to execute on our business objectives. In particular, for the foreseeable future, we expect our ability to generate sufficient cash flow to fund our business operations and growth will depend upon the continued commercial success of CABOMETYX, both alone and in combination with other therapies, as a treatment for the highly competitive indications for which it is approved. In addition, CABOMETYX will only continue to be commercially successful if private third-party and government payers continue to provide coverage and reimbursement. As is the case for all innovative pharmaceutical therapies, obtaining and maintaining coverage and reimbursement for CABOMETYX is becoming increasingly difficult, both within the U.S. and in foreign markets. Further, healthcare policymakers in the U.S. continue to express concern over healthcare costs, and corresponding legislative and policy initiatives and activities have been launched aimed at increasing the healthcare cost burdens borne by pharmaceutical manufacturers, as well as expanding access to, and restricting the prices and growth in prices of, pharmaceuticals. Furthermore, the current U.S. administration has suggested that it may impose tariffs on imported pharmaceuticals.
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
In the longer term, we may eventually face competition from potential manufacturers of generic or follow-on versions of our marketed products, including the proposed generic versions of CABOMETYX tablets that are the subject of ANDAs submitted to the FDA by MSN, Teva, Cipla, Biocon and Sun, as well as the 505(b)(2) for cabozantinib capsules submitted by Handa, or the 505(b)(2) for cabozantinib tablets submitted to the FDA by Azurity. The approval of any of these follow-on products and their subsequent launch could significantly decrease our revenues derived from the U.S. sales of CABOMETYX and thereby materially harm our business, financial condition and results of operations.
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
Results of Operations
Impact of the Duration of Our Fiscal Year
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2025, which was a 52-week fiscal year, ended on January 2, 2026; and fiscal year 2024, which was a 53-week fiscal year, ended on January 3, 2025. The 52-week fiscal year 2025, as compared to the 53-week fiscal year 2024, contributed to the year-over-year decreases in certain revenues and expenses. For convenience, references in this report as of and for the fiscal years ended January 2, 2026 and January 3, 2025, are indicated as being as of and for the years ended

December 31, 2025 and 2024, respectively. In fiscal year 2026, the annual period will end on January 1, 2027, and will be a 52-week fiscal year.
This discussion and analysis generally addresses 2025 and 2024 items and year-over-year comparisons between 2025 and 2024. Discussions of 2023 items and year-over-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 11, 2025.
Revenues
Revenues by category were as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2025	2024
Net product revenues	$2,122,804	$1,809,395	17%
License revenues	214,375	349,244	-39%
Collaboration services revenues	(17,053)	10,062	-269%
Total collaboration revenues	197,322	359,306	-45%
Total revenues	$2,320,126	$2,168,701	7%
Net Product Revenues
Gross product revenues, discounts and allowances, and net product revenues were as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2025	2024
Gross product revenues	$3,011,807	$2,518,246	20%
Discounts and allowances	(889,003)	(708,851)	25%
Net product revenues	$2,122,804	$1,809,395	17%
Net product revenues by product were as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2025	2024
CABOMETYX	$2,113,369	$1,798,237	18%
COMETRIQ	9,435	11,158	-15%
Net product revenues	$2,122,804	$1,809,395	17%
The increase in net product revenues for the year ended December 31, 2025, as compared to 2024, was primarily related to a 16% increase in the number of CABOMETYX units sold reflecting continuing demand for CABOMETYX in combination with nivolumab as a first-line treatment of patients with advanced RCC, and demand for previously treated advanced NET and, to a lesser extent, a 1% increase in the average net selling price of CABOMETYX. The increase in sales volume was largely driven by refills, reflecting the longer duration of therapy for the combination of CABOMETYX with nivolumab, and an increase in related market share reflecting the continued evolution of the metastatic RCC and NET treatment landscapes.
We project our net product revenues may increase in fiscal year 2026, as compared to 2025, for similar reasons noted above.
We recognize product revenues net of discounts and allowances that are described in “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K. Discounts and allowances have generally increased over time as the number of patients participating in government programs has increased and as the discounts given and rebates paid to government payers have also increased. The increase in the amount of discounts and allowances for the year ended December 31, 2025, as compared to 2024, was primarily the result of an increase in the volume of units sold, and the increase in utilization and dollar amount of chargebacks under the 340B Drug Pricing program.
We project our discounts and allowances may increase in fiscal year 2026, as compared to 2025, for similar reasons noted above.
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
Milestone revenues, which are allocated between license revenues and collaboration services revenues, were $14.3 million for the year ended December 31, 2025, as compared to $169.3 million for 2024. Milestone revenues achieved in the respective fiscal year included the following:
•For the year ended December 31, 2025, milestone revenues included $4.7 million in license revenues recognized in connection with a $5.0 million regulatory milestone payment from Ipsen, upon approval by the EC for the treatment of patients with either advanced pNET or advanced epNET.
•For the year ended December 31, 2024, milestone revenues included: (1) $150.0 million in license revenues recognized in connection with a commercial milestone payment from Ipsen upon its achievement of $600.0 million in cumulative net sales of cabozantinib over four consecutive quarters in its related Ipsen license territory; (2) $2.2 million in license revenues recognized in connection with a commercial milestone payment from Ipsen upon its achievement of CAD$30.0 million in cumulative net sales of cabozantinib over four consecutive quarters in Canada; and (3) $11.4 million in revenues related to a $12.5 million regulatory milestone payment from Ipsen upon submission of a variation application the EMA for evaluating cabozantinib versus placebo in patients with either advanced pNET or advanced epNET who experienced progression after prior systematic therapy.
Due to uncertainties surrounding the timing and achievement of development, regulatory and commercial milestones, it is difficult to predict the timing of future milestones revenues; consequently, milestones may vary significantly from period to period.
Royalty revenues increased primarily as a result of an increase in Ipsen’s net sales of cabozantinib outside of the U.S. and Japan. Ipsen royalties were $165.9 million for the year ended December 31, 2025, as compared to $154.0 million for 2024. Ipsen’s net sales of cabozantinib have continued to grow since the first commercial sale of CABOMETYX in the Ipsen territories in 2016, primarily due to regulatory approvals in new territories, including regulatory approval in the EU for the combination therapy of CABOMETYX and nivolumab received in March 2021. Royalty revenues for the year ended December 31, 2025 also included $13.2 million, as compared to $12.9 million for 2024, related to Takeda’s net sales of cabozantinib. As of December 31, 2025, CABOMETYX is approved and commercially available in 68 countries outside of the U.S.
Collaboration Services Revenues
Collaboration services revenues include: (a) the development cost reimbursements earned under our collaboration agreements and product supply revenues, net of product supply costs; (b) the recognition of deferred revenues for the portion of upfront and milestone payments that have been allocated to research and development services performance obligations; offset by (c) the royalties we pay to Royalty Pharma on sales by Ipsen and Takeda of products containing cabozantinib.
Development cost reimbursements were $3.7 million for the year ended December 31, 2025, as compared to $25.8 million for 2024. The decrease in development cost reimbursements during the year ended December 31, 2025 was primarily due to a decrease in spending on studies evaluating cabozantinib that are subject to reimbursement.

Recognition of deferred revenues for the portion of upfront and milestone payments that have been allocated to research and development services performance obligations were not material for the year ended December 31, 2025 and 2024, respectively.
Collaboration services revenues were reduced by $22.8 million and $21.3 million for the years ended December 31, 2025 and 2024, respectively, to account for the 3% royalty we are required to pay Royalty Pharma on the net sales by Ipsen and Takeda of any product containing cabozantinib. As royalty generating sales of cabozantinib by Ipsen and Takeda have increased as described above, our royalty payments due to Royalty Pharma have also increased.
We project our collaboration services revenues may decrease in fiscal year 2026, as compared to 2025, primarily as a result of a decrease in development cost reimbursements and an increase in royalty payments on the sales of cabozantinib by Ipsen and Takeda.
Cost of Goods Sold
The cost of goods sold and our gross margins were as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2025	2024
Cost of goods sold	$83,697	$76,216	10%
Gross margin %	96%	96%
Cost of goods sold is related to our product revenues and consists of a 3% royalty payable on U.S. net sales of any product containing cabozantinib, as well as the cost of inventory sold, indirect labor costs, write-downs related to expiring, excess and obsolete inventory, and other third-party logistics costs. The increase in cost of goods sold for the year ended December 31, 2025, as compared to 2024, was primarily due to the increase in royalties as a result of increased U.S. CABOMETYX sales, partially offset by a decrease in certain period costs. We project our gross margin in 2026 will remain consistent with fiscal year 2025.
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

Research and development expenses by category were as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2025	2024
Development:
Clinical trial costs	$243,221	$284,335	-14%
Personnel expenses	181,134	183,951	-2%
License and other collaboration costs	9,500	45,000	-79%
Consulting and outside services	57,410	46,086	25%
Other development costs	76,578	106,475	-28%
Total development	567,843	665,847	-15%
Drug discovery:
License and other collaboration costs	16,157	24,172	-33%
Other drug discovery costs	73,774	70,670	4%
Total drug discovery	89,931	94,842	-5%
Stock-based compensation	40,792	30,670	33%
Other research and development	126,435	119,049	6%
Total research and development expenses	$825,001	$910,408	-9%
In addition, we track our external clinical trial costs by product and product candidate and by scientific modalities, which are categorized as small molecule and biotherapeutics programs. Small molecule clinical development for the reported periods was primarily composed of zanzalintinib and cabozantinib. Biotherapeutics clinical development for the reported periods was primarily composed of XB010, XB371, XB628 and XB002.
Clinical trial costs by scientific modalities, by product and by product candidate were as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2025	2024
Small molecules:
Zanzalintinib	$159,773	$148,808	7%
Cabozantinib	35,889	70,755	-49%
Other small molecules	19,090	20,232	-6%
Total small molecules	214,752	239,795	-10%
Biotherapeutics	28,469	44,540	-36%
Total clinical trial costs	$243,221	$284,335	-14%
The decrease in research and development expenses for the year ended December 31, 2025, as compared to 2024, was primarily related to decreases in license and other collaboration costs, clinical trial costs and manufacturing costs to support our development candidates (presented as part of other development costs), partially offset by increases in consulting and outside services and stock-based compensation.
Development-related license and other collaboration costs and Drug discovery-related license and other collaboration costs decreased for the year ended December 31, 2025, as compared to 2024, primarily due to lower development milestone achievement in our clinical-stage and discovery-stage in-licensing collaboration programs. Clinical trial costs, which include services performed by third-party contract research organizations and other vendors who support our clinical trials, decreased for the year ended December 31, 2025, as compared to 2024, primarily due to lower costs associated with studies evaluating cabozantinib and XB002, partially offset by higher costs associated with zanzalintinib, XB628, XL309 and XB010 studies.
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
We project that clinical trial costs may increase with higher costs associated with various studies evaluating zanzalintinib, XB628, XB371 and XB010, partially offset by decreases in costs associated with cabozantinib.
To continue growing our pipeline, we are prioritizing investment in new molecules that are clinically differentiated with the potential to improve the standard of care for our cancer patients, including current progressing and planned clinical trial programs evaluating zanzalintinib, XB628, XB371, XL309, and XB010. We are working to expand our oncology product pipeline through drug discovery efforts, which encompass our diverse biotherapeutics and small molecule programs exploring multiple modalities and mechanisms of action. This approach provides a high degree of flexibility with respect to target selection and allows us to prioritize those targets that we believe have the greatest chance of yielding impactful therapeutics. As part of our strategy, our drug discovery activities have included and continue to include internal research, as well as external research collaborations, in-licensing arrangements and other strategic transactions that collectively incorporate a wide range of technology platforms and assets and increase our probability of success. As of the date of this Annual Report on Form 10-K, we expect to progress up to two new development candidates into preclinical development in 2026. We will continue to engage in pipeline expansion initiatives with the goal of acquiring and in-licensing promising investigational oncology assets and then further characterize and develop them utilizing our established preclinical and clinical development infrastructure.
We project our research and development expenses may increase for fiscal year 2026, as compared to 2025, primarily driven by increases in clinical trial costs, including the current and planned trials evaluating zanzalintinib, XB628, XB371 and XB010, and personnel expenses.
A discussion of the risks and uncertainties with respect to our research and development activities, and the consequences to our business, financial position, and growth prospects can be found in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2025	2024
Selling, general and administrative expenses(1)	$446,536	$428,962	4%
Stock-based compensation	72,191	63,166	14%
Total selling, general and administrative expenses	$518,727	$492,128	5%
____________________
(1)    Excludes stock-based compensation allocated to selling, general and administrative expenses.
Selling, general and administrative expenses consist primarily of personnel expenses, stock-based compensation, marketing costs and certain other administrative costs.
The increase in selling, general and administrative expenses for the year ended December 31, 2025, as compared to 2024, was primarily due to increases in marketing activities in support of the commercial launch of CABOMETYX for the treatment of patients with previously treated advanced NET and pre-launch activities for zanzalintinib, stock-based compensation, and personnel expenses, partially offset by a decrease in corporate giving.
We project our selling, general and administrative expenses may increase in fiscal year 2026, as compared to 2025, as a result of increases in personnel expenses for the salesforce expansion in support for the commercial sale of CABOMETYX for the treatment of patients with previously treated advanced NET, marketing activities in support of the anticipated commercial launch of zanzalintinib and legal and advisory fees.
Impairment of Long-Lived Assets
Impairment of long-lived assets for the year ended December 31, 2024, was related to certain leased facilities at our Alameda campus. During fiscal year 2024, we listed certain buildings for sublease. As a result, we assessed the impacted asset groups for impairment and concluded that the related right-of-use assets and leasehold improvements were not fully recoverable and recognized a $51.7 million non-cash impairment charge. See “Note 12. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Impairment of long-lived assets were as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2025	2024
Impairment of long-lived assets	$—	$51,672	n/a
Restructuring Expenses
Restructuring expenses resulted from the execution of the 2025 corporate reorganization plan (2025 Plan) and 2024 corporate restructuring plan (2024 Plan), consisting primarily of severance and employee-related costs, asset impairment, and contract termination costs. See “Note 13. Restructuring” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Restructuring expenses were as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2025	2024
Restructuring expenses	$20,510	$33,660	-39%
Non-Operating Income
Non-operating income was as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2025	2024
Interest income	$69,213	$77,156	-10%
Other expenses, net	(198)	(133)	49%
Non-operating income	$69,015	$77,023	-10%
The decrease in non-operating income for the year ended December 31, 2025, as compared to 2024, was primarily the result of a decrease in interest income due to lower average interest-bearing investment balances, and lower average interest rates.
Provision for Income Taxes
The provision for income taxes and the effective tax rates were as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2025	2024
Provision for income taxes	$158,636	$160,373	-1%
Effective tax rate	16.9%	23.5%
The decrease in provision for income taxes for the year ended December 31, 2025, as compared to 2024, was primarily due to the Foreign-Derived Intangible Income (FDII) deduction and excess tax benefits related to certain stock grants, offset by an increase in income before income taxes. The effective tax rate for the year ended December 31, 2025 differed from the U.S. federal statutory rate of 21%, primarily due to the FDII deduction, the generation of federal tax credits, and excess tax benefits related to certain stock grants. The effective tax rate for the year ended December 31, 2024 differed from the U.S. federal statutory rate of 21%, primarily due to state taxes, partially offset by the generation of federal tax credits. We project that our effective tax rate may be between 21% and 23% in fiscal year 2026.

Liquidity and Capital Resources
As of December 31, 2025, we had $1.66 billion in cash, cash equivalents and marketable securities, as compared to $1.75 billion as of December 31, 2024. We anticipate that the aggregate of our current cash and cash equivalents, marketable securities available for operations, net product revenues and collaboration revenues will enable us to maintain our operations for at least 12 months and thereafter for the foreseeable future.
Our primary cash requirements for operating activities, which we project will increase in fiscal 2026 as compared to fiscal year 2025, are for: employee related expenditures; payments related to our collaboration and development programs; income tax payments; royalty payments on our net product sales; cash payments for inventory; rent payments for our leased facilities and contract manufacturing payments.
The Tax Cuts and Jobs Act, signed into law on December 22, 2017, modified the tax treatment of research and experimental (R&E) expenditures beginning in fiscal year 2022, requiring that they must be capitalized and amortized ratably over five years for domestic R&E expenditures or 15 years for foreign R&E expenditures. The One Big Beautiful Bill Act (OBBBA) was signed into law on July 4, 2025, which, among other provisions, permanently repeals the requirement to capitalize domestic R&E expenditures for federal income tax purposes for taxable years beginning after December 31, 2024, and allows for the accelerated deduction of any remaining unamortized domestic R&E expenditures. Foreign R&E expenditures are still required to be capitalized and amortized ratably over 15 years. The federal cash tax benefit for this provision of the OBBBA was $191 million for our fiscal year 2025, with no corresponding impact to the federal income tax provision.
Our primary sources of operating cash are: cash collections from customers related to net product revenues, which we project may increase for fiscal year 2026, as compared to 2025; cash collections related to milestones achieved and royalties earned from our commercial collaboration arrangements with Ipsen, Takeda and others; and cash collections for cost reimbursements under certain of our development programs with Ipsen and Takeda which we project may decrease in 2026, as compared to 2025. The timing of cash generated from commercial collaborations and cash payments required for in-licensing collaborations relative to upfront license fee payments, cost reimbursements, exercise of option payments and other contingent payments such as development milestone payments may vary from period to period.
We project that we may continue to spend significant amounts of cash to fund the development of product candidates in our pipeline, including zanzalintinib, XB371, XB628, XL309 and XB010, and the development and commercialization of cabozantinib. In addition, we may continue to expand our oncology product pipeline through additional research collaborations, in-licensing arrangements and other strategic transactions that align with our oncology drug development, regulatory and commercial expertise.
In August 2024, our Board of Directors authorized a SRP to acquire up to $500.0 million of our outstanding common stock before December 31, 2025. In February 2025, our Board of Directors authorized the repurchase of up to an additional $500.0 million of our outstanding common stock before December 31, 2025. In October 2025, our Board of Directors authorized the October 2025 SRP for the repurchase of up to an additional $750.0 million of our common stock before December 31, 2026. As of December 31, 2025, we have repurchased 30.2 million shares of common stock for an aggregate purchase price of $1,159.7 million under these SRPs and have completed the SRPs authorized in August 2024 and February 2025. As of December 31, 2025, approximately $590.2 million remained available under the October 2025 SRP for future stock repurchases before December 31, 2026.
Stock repurchases under these SRPs may be made from time to time through a variety of methods, which may include open market purchases, in block trades, Rule 10b5-1 trading plans, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. The timing and amount of any stock repurchases under the SRPs will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of Exelixis’ common stock and general market conditions. These SRPs do not obligate us to acquire any amount of our common stock, and the SRPs may be modified, suspended or discontinued at any time without prior notice.
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

Sources and Uses of Cash (dollars in thousands):

	Year Ended December 31,		Percent Change
	2025	2024
Working capital	$1,037,645	$1,063,810	-2%
Cash, cash equivalents and marketable securities	$1,662,694	$1,748,567	-5%
Working capital: The decrease in working capital as of December 31, 2025, as compared to December 31, 2024, was primarily due to the payments for repurchases of our common stock, partially offset by the favorable impact to our net current assets resulting from our increase in net product revenues. In the future, our working capital may be impacted by one of these factors or other factors, the amounts and timing of which are variable.
Cash, cash equivalents and marketable securities: Cash and cash equivalents primarily consist of deposits at major banks, money market funds, commercial paper and other securities with original maturities 90 days or less. Marketable securities primarily consist of debt securities available-for-sale and certificates of deposit. For additional information regarding our cash, cash equivalents and marketable securities, see “Note 5. Cash and Marketable Securities,” of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K. The decrease in cash, cash equivalents and marketable securities at December 31, 2025, as compared to December 31, 2024, was primarily due to cash payments to repurchase our common stock, cash payments to support our development and discovery programs, including acquisition of in-process research and development technology, tax payments and operating cash payments for employee-related expenditures and restructuring, partially offset by cash inflows generated by our operations from sales of our products and our commercial collaboration arrangements.
Cash flow activities were as follows (dollars in thousands):

	Year Ended December 31,		Percent Change
	2025	2024
Net cash provided by operating activities	$884,267	$699,971	26%
Net cash provided by (used in) investing activities	$350,441	$(116,783)	-400%
Net cash used in financing activities	$(969,594)	$(628,808)	54%
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
Net cash provided by operating activities increased for the year ended December 31, 2025, as compared to 2024, primarily due to an increase in cash received on sales of our products, lower cash paid for certain operating expenses, partially offset by cash payments related to the 2024 and 2025 Plans.
Investing Activities
The changes in cash flows from investing activities primarily relates to the timing of marketable securities activity, acquisition of in-process research and development technology and capital expenditures. Our capital expenditures primarily consist of investments to expand our operations and acquire assets that further support our research and development activities.
Net cash was provided by investing activities for the year ended December 31, 2025, as compared to net cash used in investing activities in 2024. The increase in cash provided by investing activities was primarily due to an increase in cash proceeds from maturities and sales of marketable securities and decreases in purchases of marketable securities, property and equipment and in-process research and development technology related to certain in-licensing collaboration arrangements.

Financing Activities
The changes in cash flows from financing activities primarily relate to payments for repurchases of common stock, proceeds from employee stock programs and taxes paid related to net share settlement of equity awards.
Net cash used in financing activities increased for the year ended December 31, 2025, as compared to 2024, primarily due to increases in payments for repurchases of common stock and withholding taxes remitted to the government related to net share settlements of equity awards.
Contractual Obligations
As of December 31, 2025, we anticipate the aggregate of our cash, cash equivalents and marketable securities and cash generated from operations to be sufficient to fund our contractual obligations, as well as cash requirements to support our ongoing operations and capital expenditures. Our contractual obligations as of December 31, 2025 primarily consist of:
Operating leases: We have certain lease agreements related to our corporate campus facilities and laboratory facilities located in Alameda, California, under which we are obligated to make lease payments. As of December 31, 2025, we had $28.5 million of lease payments due in one year and $230.7 million due over the remaining lease term.
Purchase obligations: Purchase obligations include firm purchase commitments related to manufacturing of inventory, software services and other facilities and equipment. As of December 31, 2025, we had $61.7 million total purchase obligations due within one year and $29.6 million due after one year.
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
As of December 31, 2025, we did not have any material off-balance-sheet arrangements, as defined by applicable SEC regulations.
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
Revenue Recognition
Net Product Revenues and Discounts and Allowances
We recognize revenues when our customers obtain control of promised goods or services, in an amount that reflects the consideration to which we are entitled to in exchange for those goods or services. We calculate gross product revenues based on the price that we charge to the specialty pharmacies and distributors in the U.S. We estimate our domestic net product revenues by deducting from our gross product revenues: (a) trade allowances, such as discounts for prompt payment; (b) estimated government rebates and chargebacks; (c) certain other fees paid to specialty pharmacies, distributors and commercial payors; and (d) returns. We record estimates for these deductions at the time we recognize the related gross product revenue. However, the actual rebate or chargeback on the sale of our product to a distributor is not invoiced to us until a future period, generally within three months from the date of sale. Due to this time lag, we must estimate the amount of rebates and chargebacks to accrue. We base our estimates for the expected utilization on customer and payer data received from the specialty pharmacies and distributors and historical utilization rates. We update our estimates every quarter to reflect actual claims and other current information. Actual rebates and chargebacks claimed for prior periods have varied from our estimates by less than 1% of the amount deducted from gross product revenues for the years ended December 31, 2025 and 2024. Our current estimates may differ significantly from actual results.
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
Clinical Trial and Collaboration Accruals
We execute all of our clinical trials with support from contract research organizations and other vendors and we accrue costs for clinical trial activities performed by these third parties based upon the estimated amount of work completed on each trial. For clinical trial expenses, the significant factors used in estimating accruals include the number of patients enrolled, the activities performed for each patient, the number of active clinical sites and the duration for which the patients will be enrolled in the trial. Certain of our in-licensing collaboration arrangements include contingent payments in the form of development, regulatory and commercial milestones. We recognize expense for contingent payments when they are deemed probable of achievement which requires judgment as to the probability and timing of the achievement of the underlying milestones. To the extent actual results, or updated probability estimates, differ from current estimates, such amounts are recorded as an adjustment in the period estimates are revised. We monitor patient enrollment levels and assess the related research and development activities progress, including the probability of achieving milestone payments associated to the respective terms and conditions of our in-licensing and collaboration arrangements to the extent possible through internal reviews and estimates of the operational progress of our discovery and early-stage clinical development programs, correspondence with contract research organizations and review of contractual terms. We base our estimates on the best information available at the time. However, additional information may become available to us, which may allow us to make a more accurate estimate in future periods. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.
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
Item 8. Financial Statements and Supplementary Data.
EXELIXIS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Exelixis, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Exelixis, Inc. (the Company) as of January 2, 2026 and January 3, 2025, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 2, 2026, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2026 and January 3, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2026 expressed an unqualified opinion thereon.
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

Net product revenues
Description of the Matter	For the year ended January 2, 2026, the Company recorded net product revenues of $2.1 billion. As discussed in Note 1 and Note 3 to the consolidated financial statements, the Company sells its products principally to specialty distributors and specialty pharmacy providers, collectively, Customers. These Customers subsequently resell the products to health care providers and patients. Revenues from product sales are recognized net of accruals for estimated rebates, wholesaler chargebacks, discounts and other deductions (collectively discounts and allowances), which are estimated at the time of sale. Revenues from product sales are recognized upon transfer of control of a product to a customer, generally upon delivery, and is based on an amount that reflects the consideration to which the Company expects to be entitled, which represents an amount that is net of accruals for estimated discounts and allowances.

Auditing the Company’s net product revenues was complex and involved judgment given the volume of sales transactions and estimated rebates and chargebacks accruals related to U.S. product sales.
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

Our audit procedures over net product revenues included, among others, performing analytical procedures over revenues recognized and cash collections, testing appropriate cut-off of revenue recognition at period-end, and confirming a sample of outstanding receivable balances with customers. We also evaluated the Company’s methodology used to estimate discounts and allowances, tested key assumptions, and assessed the historical accuracy of the Company’s estimates of discounts and allowances by comparing assumptions to historical trends and evaluating the change from prior periods. We further tested the completeness and accuracy of the underlying data used in the Company’s calculations through reconciliation to third-party invoices, claims data and actual cash payments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

San Mateo, California
February 10, 2026

EXELIXIS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$482,488	$217,374
Marketable securities	576,603	893,902
Trade receivables, net	286,916	265,437
Inventory	21,686	22,388
Prepaid expenses and other current assets	75,596	68,478
Total current assets	1,443,289	1,467,579
Non-current marketable securities	603,603	637,291
Property and equipment, net	98,960	119,391
Deferred tax assets, net	292,582	420,027
Goodwill	63,684	63,684
Right-of-use assets and other non-current assets	342,305	239,718
Total assets	$2,844,423	$2,947,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,623	$38,191
Accrued compensation and benefits	102,218	109,830
Accrued clinical trial liabilities	65,742	57,976
Rebates and fees due to customers	59,896	62,376
Accrued collaboration liabilities	22,783	40,384
Other current liabilities	125,382	95,012
Total current liabilities	405,644	403,769
Non-current operating lease liabilities	173,038	190,823
Other non-current liabilities	104,422	108,895
Total liabilities	683,104	703,487
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000 shares authorized; issued and outstanding: 262,483 and 281,732 at December 31, 2025 and 2024, respectively	262	282
Additional paid-in-capital	2,234,411	2,343,915
Accumulated other comprehensive income (loss)	3,476	(1,347)
Accumulated deficit	(76,830)	(98,647)
Total stockholders’ equity	2,161,319	2,244,203
Total liabilities and stockholders’ equity	$2,844,423	$2,947,690
The accompanying notes are an integral part of these Consolidated Financial Statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Net product revenues	$2,122,804	$1,809,395	$1,628,879
Collaboration revenues	197,322	359,306	201,329
Total revenues	2,320,126	2,168,701	1,830,208
Operating expenses:
Cost of goods sold	83,697	76,216	72,547
Research and development	825,001	910,408	1,044,071
Selling, general and administrative	518,727	492,128	542,705
Impairment of long-lived assets	—	51,672	—
Restructuring	20,510	33,660	—
Total operating expenses	1,447,935	1,564,084	1,659,323
Income from operations	872,191	604,617	170,885
Interest income	69,213	77,156	86,543
Other income (expenses), net	(198)	(133)	93
Income before income taxes	941,206	681,640	257,521
Provision for income taxes	158,636	160,373	49,756
Net income	$782,570	$521,267	$207,765
Net income per share:
Basic	$2.88	$1.80	$0.65
Diluted	$2.78	$1.76	$0.65
Weighted-average common shares outstanding:
Basic	271,567	290,030	318,151
Diluted	281,863	296,132	321,464
The accompanying notes are an integral part of these Consolidated Financial Statements.
EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$782,570	$521,267	$207,765
Other comprehensive income:
Net unrealized gains on available-for-sale debt securities, net of tax impact of $(1,417), $(706) and $(3,174), respectively	4,823	2,403	10,771
Comprehensive income	$787,393	$523,670	$218,536
The accompanying notes are an integral part of these Consolidated Financial Statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	323,951	$324	$2,536,849	$(14,521)	$(34,225)	$2,488,427
Net income	—	—	—	—	207,765	207,765
Other comprehensive income	—	—	—	10,771	—	10,771
Issuance of common stock under the equity incentive plan and stock purchase plan	5,072	5	33,489	—	—	33,494
Stock transactions associated with taxes withheld on equity awards	—	—	(29,083)	—	—	(29,083)
Repurchase of common stock	(26,230)	(26)	(207,953)	—	(346,891)	(554,870)
Stock-based compensation	—	—	107,408	—	—	107,408
Balance at December 31, 2023	302,793	303	2,440,710	(3,750)	(173,351)	2,263,912
Net income	—	—	—	—	521,267	521,267
Other comprehensive income	—	—	—	2,403	—	2,403
Issuance of common stock under the equity incentive plan and stock purchase plan	5,356	5	61,775	—	—	61,780
Stock transactions associated with taxes withheld on equity awards	—	—	(38,632)	—	—	(38,632)
Repurchase of common stock	(26,417)	(26)	(214,640)	—	(446,563)	(661,229)
Stock-based compensation	—	—	94,702	—	—	94,702
Balance at December 31, 2024	281,732	282	2,343,915	(1,347)	(98,647)	2,244,203
Net income	—	—	—	—	782,570	782,570
Other comprehensive income	—	—	—	4,823	—	4,823
Issuance of common stock under the equity incentive plan and stock purchase plan	4,840	4	49,150	—	—	49,154
Stock transactions associated with taxes withheld on equity awards	—	—	(71,232)	—	—	(71,232)
Repurchases of common stock	(24,089)	(24)	(201,268)	—	(760,753)	(962,045)
Stock-based compensation	—	—	113,846	—		113,846
Balance at December 31, 2025	262,483	$262	$2,234,411	$3,476	$(76,830)	$2,161,319
The accompanying notes are an integral part of these Consolidated Financial Statements.

EXELIXIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$782,570	$521,267	$207,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,055	28,803	25,717
Impairment of long-lived assets	—	64,391	—
Stock-based compensation	112,983	93,836	106,345
Non-cash lease expense	24,229	27,461	28,976
Deferred taxes	126,237	(59,458)	(133,209)
Acquired in-process research and development technology	11,999	50,750	128,500
Other, net	(11,609)	(13,626)	(16,797)
Changes in operating assets and liabilities:
Trade receivables, net	(21,398)	(27,950)	(22,623)
Inventory	12,225	5,453	(12,977)
Prepaid expenses and other assets	(133,771)	31,079	(29,824)
Accrued collaboration liabilities	1,899	(149)	1,345
Accounts payable and other liabilities	(50,152)	(21,886)	50,106
Net cash provided by operating activities	884,267	699,971	333,324
Cash flows from investing activities:
Purchases of marketable securities	(632,497)	(927,905)	(902,468)
Proceeds from maturities and sales of marketable securities	1,022,866	877,307	1,038,482
Purchases of property, equipment and other, net	(8,429)	(28,435)	(40,469)
Acquired in-process research and development technology	(31,499)	(37,750)	(122,500)
Net cash provided by (used in) investing activities	350,441	(116,783)	(26,955)
Cash flows from financing activities:
Payments for repurchases of common stock	(947,511)	(652,033)	(550,378)
Proceeds from issuance of common stock under the equity incentive plan and stock purchase plan	49,137	61,850	33,448
Taxes paid related to net share settlement of equity awards	(71,220)	(38,625)	(29,122)
Net cash used in financing activities	(969,594)	(628,808)	(546,052)
Net increase (decrease) in cash and cash equivalents	265,114	(45,620)	(239,683)
Cash and cash equivalents at beginning of period	217,374	262,994	502,677
Cash and cash equivalents at end of period	$482,488	$217,374	$262,994
Supplemental cash flow disclosures:
Net cash paid for income taxes	$155,296	$170,482	$185,658
Non-cash operating activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$15,313	$16,623
Impairment of right-of-use assets	$—	$59,735	$—
Non-cash investing activity:
Unpaid liabilities incurred for purchases of in-process research and development technology	$—	$19,500	$6,500
Unpaid liabilities incurred for purchases of investment	$21,825	$—	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

EXELIXIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (Exelixis, we, our or us) is an oncology company innovating next-generation medicines and regimens at the forefront of cancer care. We have produced four marketed pharmaceutical products, two of which are formulations of our flagship molecule, cabozantinib, and we are steadily advancing and evolving our product pipeline portfolio, including our lead clinical asset, zanzalintinib, currently under review by the U.S. Food and Drug Administration (FDA) for the treatment of certain forms of colorectal cancer (CRC), as well as the focus of an extensive late-stage clinical development program in other indications. With a rational and disciplined approach to investment, we are leveraging our internal experience and expertise, and the strength of strategic partnerships, to identify and pursue opportunities across the landscape of scientific modalities, including small molecules and biotherapeutics, such as antibody-drug conjugates.
Sales related to cabozantinib account for the majority of our revenues. Cabozantinib is an inhibitor of multiple tyrosine kinases, including MET, AXL, VEGF receptors and RET and has been approved by the FDA, and in other countries for all or a combination of, the following: as CABOMETYX® (cabozantinib) tablets for advanced renal cell carcinoma (RCC) (both alone and in combination with Bristol-Myers Squibb Company’s (BMS) nivolumab (OPDIVO®)), previously treated hepatocellular carcinoma, previously treated, radioactive iodine-refractory differentiated thyroid cancer, and previously treated, unresectable, locally advanced or metastatic, well-differentiated pancreatic neuroendocrine tumors (pNET) and extra-pancreatic neuroendocrine tumors (epNET); and as COMETRIQ® (cabozantinib) capsules for progressive, metastatic medullary thyroid cancer. For physicians treating these types of cancer, cabozantinib has become or is becoming an important medicine in their selection of effective therapies.
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
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31st. Fiscal year 2025, which was a 52-week fiscal year, ended on January 2, 2026; fiscal year 2024, which was a 53-week fiscal year, ended on January 3, 2025; and fiscal year 2023, which was a 52-week fiscal year, ended on December 29, 2023. For convenience, references in this report as of and for the fiscal years ended January 2, 2026, January 3, 2025, and December 29, 2023, are indicated as being as of and for the years ended December 31, 2025, 2024, and 2023, respectively.
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

Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which enhances the disclosures required for income taxes in our annual consolidated financial statements. We adopted the new standard effective beginning fiscal year 2025 on a prospective basis. We have presented the effects of the adoption of ASU 2023-09 in “Note 10. Provision for Income Taxes.”
Cash, Cash Equivalents and Marketable Securities
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include high-grade, short-term investments in money market funds and marketable debt securities which are subject to minimal credit and market risk.
We designate all investments in marketable debt securities and certificates of deposit as available-for-sale and therefore, report such investments at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. For securities sold prior to maturity, the cost of securities sold is based on the specific identification method. We include realized gains and losses on the sale of marketable securities in other income (expenses), net in the accompanying Consolidated Statements of Income.
We classify those marketable securities that we do not require for use in current operations and that mature in more than 12 months as non-current marketable securities in the accompanying Consolidated Balance Sheets.
Investment Impairment
Quarterly, we assess each of our investments in available-for-sale debt securities whose fair value is below its cost basis to determine if the investment’s impairment is due to credit-related factors or noncredit-related factors. Factors considered in determining whether an impairment is credit-related include the extent to which the investment’s fair value is less than its cost basis, declines in published credit ratings, issuer default on interest or principal payments, and declines in the financial condition and near-term prospects of the issuer. If we determine a credit-related impairment exists, we will measure the credit loss based on a discounted cash flow model. Credit-related impairments on available-for-sale debt securities are recognized as an allowance for credit losses with a corresponding adjustment to other income (expenses), net in the accompanying Consolidated Statements of Income. The portion of the impairment that is not credit-related is recorded as a reduction of other comprehensive income, net of applicable taxes.
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
Foreign Currency Remeasurement
Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured using exchange rates in effect at the end of the period and related gains or losses are recorded in other income (expenses), net in the accompanying Consolidated Statements of Income. Net foreign currency gains or losses were immaterial for the years ended December 31, 2025, 2024 and 2023, respectively.
Accounts Receivable
Trade receivables, net, contain amounts billed to our customers for product sales, and amounts billed to our collaboration partners for development, regulatory and sales-based milestone payments, royalties on the sale of licensed products, profit-sharing arrangements, development cost reimbursements, and payments for product supply services. Our customers are primarily pharmaceutical and biotechnology companies that are located in the U.S., and collaboration partners that are located in Europe and Japan. We record trade receivables net of allowances for credit losses and chargebacks, and cash discounts for prompt payment. We apply an aging method to estimate credit losses and consider our historical loss information, adjusted to account for current economic conditions, and reasonable and supportable forecasts of future economic conditions affecting our customers. We write off trade receivables and related allowances for credit losses when it becomes probable we will not collect the amount receivable. The allowances for credit losses and write-offs for the years ended December 31, 2025 and December 31, 2024 were immaterial.
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
Long-Lived Assets Impairment
The carrying value of our long-lived assets, which includes property and equipment, right-of-use assets and leasehold improvements, is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Should there be an indication of impairment, we test for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. The fair value is determined using an income approach where certain Level 3 inputs are used, including estimates and assumptions on the timing and amount of discounted cash flows. During the year ended December 31, 2024, we recognized $64.4 million in impairment charges primarily comprised of right-of use assets, leasehold improvements, and property and equipment. We did not recognize any material impairment charges during the years ended December 31, 2025 and 2023. See “Note 12. Commitments and Contingencies – Impairment of long-lived assets” and “Note 13. Restructuring” for further details.
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
Other current liabilities
As of December 31, 2025 and 2024, other current liabilities includes the current portion of the Branded Prescription Drug Fee due to the Internal Revenue Service in the amount of $27.7 million and $26.2 million, respectively, and the current portion of our lease liability in the amount of $27.9 million and $25.0 million, respectively.
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
Allowances for rebates also include amounts related to the Medicare Part D Manufacturer Discount Program (MDP), which replaced the Medicare Part D Coverage Gap Discount, effective on January 1, 2025. The MDP was implemented under the Inflation Reduction Act of 2022 and eliminates the coverage gap benefit phase, introduces pharmaceutical manufacturer discount obligations in both the initial coverage and catastrophic phases, and lowers the annual cap on enrollee out-of-pocket costs. We estimate our MDP rebate liabilities based on the portion of our product sales expected to be attributable to patients enrolled in Medicare Part D plans. These rebate amounts are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenues and the establishment of a current liability included in rebates and fees due to customers in the accompanying Consolidated Balance Sheets. MDP rebates are invoiced and paid in arrears. If invoiced amounts vary from estimates, we may need to adjust our accruals, which would affect net product revenues in the period of adjustment.
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
Advertising
Advertising expenses were $51.7 million, $43.5 million and $40.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses are recorded in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.
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

Provision for Income Taxes
Our provision for income taxes is computed under the asset and liability method. Significant estimates are required in determining our provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (temporary differences) at enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is established for deferred tax assets for which it is more likely than not that some portion or all of the deferred tax assets, including net operating losses and tax credits, will not be realized. We periodically re-assess the need for a valuation allowance against our deferred tax assets based on various factors including our historical earnings experience by taxing jurisdiction, and forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration. Significant judgment is required in making this assessment and, to the extent that a reversal of any portion of our valuation allowance against our deferred tax assets is deemed appropriate, a tax benefit will be recognized against our provision for income taxes in the period of such reversal. Based on our evaluation and weighing of both positive and negative evidence, including our achievement of a cumulative three-year income position as of December 31, 2025 and forecasts of future operating results, as well as considering the utilization of net operating losses and tax credits prior to their expiration, management has continued to determine that there is sufficient positive evidence to conclude that it is more likely than not the deferred tax assets are realizable and therefore, we do not have a valuation allowance against our deferred tax assets as described in “Note 10. Provision For Income Taxes”, below. We continue to maintain a valuation allowance against our California state deferred tax assets and federal and state capital loss carryforwards.
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
Recent Accounting Pronouncements Not Yet Adopted
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (ASU 2025-12), which addresses thirty-three issues, representing amendments to Accounting Standard Codification topics that clarify, correct errors or make minor improvements. The amendments make the Codification easier to understand and apply. ASU 2025-12 is effective for us in our annual reporting for fiscal year 2027, and in our interim periods beginning in fiscal year 2027. Early adoption and retrospective application are permitted on an issue-by-issue basis. We are currently evaluating the impact of ASU 2025-12 on our Consolidated Financial Statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. ASU 2025-11 provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for us in our annual reporting for fiscal year 2028, and in our interim periods beginning in fiscal year 2028. Early adoption and retrospective application are permitted. We do not expect the adoption of ASU 2025-11 to have a material impact on our Consolidated Financial Statements.
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
The segment and consolidated net income, including significant segment expenses were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues	$2,320,126	$2,168,701	$1,830,208
Less:
Cost of goods sold	83,697	76,216	72,547
Drug discovery	89,931	94,842	215,085
Development	567,843	665,847	669,240
Selling, general, and administrative	446,536	428,962	470,680
Other segment items(1)	260,126	298,350	231,678
Interest income	(69,213)	(77,156)	(86,543)
Provision for income taxes	158,636	160,373	49,756
Segment and consolidated net income	$782,570	$521,267	$207,765
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
NOTE 3. REVENUES
Revenues consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Product revenues:
Gross product revenues	$3,011,807	$2,518,246	$2,272,533
Discounts and allowances	(889,003)	(708,851)	(643,654)
Net product revenues	2,122,804	1,809,395	1,628,879
Collaboration revenues:
License revenues	214,375	349,244	178,635
Collaboration services revenues	(17,053)	10,062	22,694
Collaboration revenues	197,322	359,306	201,329
Total revenues	$2,320,126	$2,168,701	$1,830,208

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
Net product revenues by product were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
CABOMETYX	$2,113,369	$1,798,237	$1,614,942
COMETRIQ	9,435	11,158	13,937
Net product revenues	$2,122,804	$1,809,395	$1,628,879
The percentage of total revenues by customer who individually accounted for 10% or more of our total revenues were as follows:

	Year Ended December 31,
	2025	2024	2023
Affiliates of Cencora, Inc.	22%	18%	17%
Affiliates of McKesson Corporation	19%	16%	17%
Affiliates of CVS Health Corporation	15%	17%	17%
Accredo Health, Incorporated	12%	11%	12%
Affiliates of Optum Specialty Pharmacy	10%	9%	10%
Ipsen Pharma SAS	7%	15%	8%
The percentage of trade receivables by customer who individually accounted for 10% or more of our trade receivables were as follows:

	December 31,
	2025	2024
Affiliates of McKesson Corporation	25%	23%
Affiliates of Cencora, Inc.	23%	17%
Ipsen Pharma SAS	19%	18%
Affiliates of CVS Health Corporation	13%	20%
Cardinal Health, Inc.	12%	10%
Total revenues by geographic region were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.	$2,140,371	$1,822,992	$1,645,749
Europe	154,165	318,633	144,969
Japan	25,590	27,076	39,490
Total revenues	$2,320,126	$2,168,701	$1,830,208
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

Product Sales Discounts and Allowances
The activities and ending reserve balances for each significant category of discounts and allowances (which constitute variable consideration) were as follows (in thousands):

	Chargebacks, Discounts for Prompt Payment and Other	Other Customer Credits/Fees and Co-pay Assistance	Rebates	Total
Balance at December 31, 2023	$25,221	$19,721	$39,898	$84,840
Provision related to sales made in:
Current period	470,103	63,354	179,297	712,754
Prior periods	(891)	(2,044)	(968)	(3,903)
Payments and customer credits issued	(469,166)	(56,086)	(180,796)	(706,048)
Balance at December 31, 2024	25,267	24,945	37,431	87,643
Provision related to sales made in:
Current period	616,641	69,949	213,391	899,981
Prior periods	(4,340)	(2,109)	(4,529)	(10,978)
Payments and customer credits issued	(603,345)	(69,173)	(210,009)	(882,527)
Balance at December 31, 2025	$34,223	$23,612	$36,284	$94,119
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
Contract assets and liabilities were as follows (in thousands):

	December 31,
	2025	2024
Contract assets(1):	$—	$369

Contract liabilities:
Current portion(2)	$1,115	$2,739
Non-current portion(3)	6,112	3,392
Total contract liabilities	$7,227	$6,131
____________________
(1) Presented in right-of-use assets and other non-current assets in the accompanying Consolidated Balance Sheets.
(2) Presented in other current liabilities in the accompanying Consolidated Balance Sheets.
(3) Presented in other non-current liabilities in the accompanying Consolidated Balance Sheets.
During the years ended December 31, 2025, 2024 and 2023, we recognized $6.1 million, $6.0 million and $6.9 million, respectively, in revenues that were included in the beginning deferred revenues balance for those years.

During the years ended December 31, 2025, 2024 and 2023, we recognized $213.1 million, $351.9 million and $179.7 million, respectively, in revenues for performance obligations satisfied in previous periods. Such revenues were primarily related to the recognition of license revenues for the achievement of milestones and royalty payments allocated to our license performance obligations for our collaborations with Ipsen and Takeda.
As of December 31, 2025, $21.5 million of the combined transaction prices for our Ipsen and Takeda collaborations were allocated to research and development services performance obligations that had not yet been satisfied. See “Note 4. Collaboration Agreements and Business Development Activities — Cabozantinib Commercial Collaborations — Performance Obligations and Transaction Prices for our Ipsen and Takeda Collaborations” for additional information about the expected timing to satisfy these performance obligations.
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
Under these collaborations, we are generally entitled to receive milestone and royalty payments, and for certain collaborations, to receive payments for product supply services, development cost reimbursements, and/or profit-sharing payments. See “Note 3. Revenues” for additional information on revenues recognized under our collaboration agreements during the years ended December 31, 2025, 2024 and 2023.
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
In the fourth quarter of fiscal year 2025, the collaboration and license agreement with Ipsen was amended and restated to, among other things, modify the amount of reimbursements we receive for costs associated with pharmacovigilance activities. The change in transaction price represents a contract modification related to an ongoing performance obligation that was not distinct from services previously provided and, therefore, was treated as a modification of an existing contract under Topic 606. Accordingly, collaboration services revenues for the year ended December 31, 2025 includes a retrospective cumulative catch-up adjustment for the reduction in the transaction price based on an input-based measure of progress, which was not material.
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
Consideration under the Collaboration
In consideration for the exclusive license and other rights contained in the collaboration agreement, including commercialization rights in Canada, we received aggregate upfront payments of $210.0 million from Ipsen in 2016. As of December 31, 2025, we have achieved aggregate milestones of $659.2 million related to regulatory, development and sales-based threshold by Ipsen since the inception of the collaboration agreement, including $5.0 million and $164.7 million in milestone payments achieved during the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, we are eligible to receive an additional regulatory milestone payment from Ipsen of $2.0 million as well as sales-based milestones of up to $200.0 million and CAD$23.5 million. We excluded these milestone payments from the transaction price as of December 31, 2025 because we determined such payments to be fully constrained under Topic 606 due to the fact that it was not probable that a significant reversal of cumulative revenue would not occur, given the inherent uncertainty of success with these milestones. We will adjust the constraint applied to the variable consideration at each reporting period as uncertain events are resolved or other changes in circumstances occur. See “—Performance Obligations and Transaction Prices for our Ipsen and Takeda Collaborations,” below, for additional information related to the revenue recognition for this collaboration.
We also receive royalty revenues on the net sales of cabozantinib by Ipsen outside of the U.S. and Japan. During the year ended December 31, 2025 and going forward, we are entitled to receive a tiered royalty of 22% to 26% on annual net sales, with separate tiers for Canada; these royalty tiers reset each calendar year.
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

Revenues from the Collaboration
Revenues under the collaboration agreement with Ipsen were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
License revenues	$170,270	$317,026	$135,818
Collaboration services revenues	(16,105)	1,607	9,151
Total collaboration revenues	$154,165	$318,633	$144,969
During the year ended December 31, 2025, we recognized $4.3 million in license revenues and $0.4 million in collaboration services revenues in connection with a $5.0 million regulatory milestone payment, upon approval by the European Commission for the treatment of patients with either advanced pNET or advanced epNET. During the year ended December 31, 2024, we recognized $150.0 million in license revenues related to a commercial milestone from Ipsen upon its achievement of $600.0 million in cumulative net sales of cabozantinib over four consecutive quarters in its related Ipsen license territory and $2.2 million in license revenues for a commercial milestone from Ipsen upon its achievement of CAD$30.0 million in cumulative net sales of cabozantinib over four consecutive quarters in Canada. In addition, we recognized $10.8 million in license revenues and $0.6 million in collaboration services revenues, in connection with a $12.5 million regulatory milestone payment, upon submission of a variation application to the EMA for evaluating cabozantinib versus placebo in patients with either advanced pNET or advanced epNET.
Takeda Collaboration
Description of the Collaboration
In January 2017, we entered into a collaboration and license agreement with Takeda, which was subsequently amended, to, among other things, modify the amount of reimbursements we receive, for costs associated with our required pharmacovigilance activities and milestones we are eligible to receive, as well as modify certain cost-sharing obligations related to the Japan-specific development costs associated with CONTACT-01 and CONTACT-02 for the commercialization and further development of cabozantinib. Under the collaboration agreement, as amended, Takeda received exclusive commercialization rights for current and potential future cabozantinib indications in Japan, and the parties have agreed to collaborate on the clinical development of cabozantinib in Japan. The operation and strategic direction of the parties’ collaboration is governed through a joint executive committee and appropriate subcommittees.
In the fourth quarter of fiscal year 2025, the collaboration and license agreement with Takeda was further amended to, among other things, grant Exelixis the right to develop and commercialize a competing product in Japan and modify certain cost sharing and milestone payments that may become payable if Takeda opts in to certain studies. We determined that this amendment represented a contract modification related to ongoing performance obligations that were not distinct from services previously provided and, therefore, was accounted for as a modification of an existing contract under Topic 606. As a result of the modification, we reallocated the revenues previously recognized and the remaining transaction price to the identified performance obligations in the modified contract based on their estimated relative standalone selling prices at the modification date. The standalone selling price of the license was estimated using a discounted cash flow model of projected income and costs, while the standalone selling prices of the research and development performance obligations were estimated based on costs incurred to date and projected future development costs over the term of the arrangement. The portion of the transaction price allocated to the license performance obligation was recognized immediately, as the license represents functional intellectual property transferred at a point in time. The portion allocated to the research and development services performance obligations is recognized over time using an input-based measure of progress. As a result, a retrospective catch-up adjustment under Topic 606, which was not material, was recorded in the fourth quarter of fiscal year 2025, resulting in an increase in license revenues and a decrease in collaboration services revenues.
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
Consideration under the Collaboration
In consideration for the exclusive license and other rights contained in the collaboration agreement, we received an upfront payment of $50.0 million from Takeda in 2017. As of December 31, 2025, we have also achieved regulatory, development and commercial milestones in the aggregate of $138.0 million since the inception of the collaboration agreement, including $11.0 million in milestones achieved during the year ended December 31, 2023.
Under the collaboration agreement, as amended, we are eligible to receive additional regulatory and development milestone payments, without contractual limit, for additional potential future indications. We are further eligible to receive commercial milestone payments, including milestone payments earned for the first commercial sale of a product, of $108.0 million. We excluded these milestone payments from the transaction price as of December 31, 2025 because we determined such payments to be fully constrained under Topic 606 due to the fact that it was not probable that a significant reversal of cumulative revenue would not occur, given the inherent uncertainty of success with these milestones. We will adjust the constraint applied to the variable consideration at each reporting period as uncertain events are resolved or other changes in circumstances occur.
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

Revenues from the Collaboration
Revenues under the collaboration agreement with Takeda were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
License revenues	$20,125	$12,915	$20,671
Collaboration services revenues	(948)	8,455	13,543
Total collaboration revenues	$19,177	$21,370	$34,214
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
We have allocated the transaction price for each of these collaborations to the originally identified performance obligations based on our best estimate of their relative standalone selling price. Any change to the transaction price resulting from a modification is allocated to the remaining performance obligations at the modification date based on the relative standalone selling price of the identified modified performance obligations. For the licenses, the estimate of the relative standalone selling price was determined using a discounted cash flow valuation utilizing forecasted revenues and costs. For research and development services the estimate of the relative standalone selling price was determined using an adjusted market assessment approach that relies on internal and external costs and market factors.
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
We adjust the constraint applied to the variable consideration for the collaboration agreements in each reporting period as uncertain events are resolved or other changes in circumstances occur and we allocate those changes in the transaction price between our performance obligations. During the years ended December 31, 2025, 2024 and 2023, the transaction price of the Ipsen and Takeda collaboration agreements increased, primarily as a result of the achievement of various milestones, and the reimbursements of research and development services related to committed and opt-in studies. We further updated the transaction price based upon the actual research and development services performed during the period and changes in our estimated reimbursements for our future research and development services. The portion of the increase in transaction price that was allocated to the previously satisfied performance obligations for the transfer of an intellectual property license was recognized during the period and the portion allocated to research and development services will be recognized in future periods as those services are delivered through early 2030. As of December 31, 2025, variable consideration related to the remaining unearned regulatory and development milestones for both agreements remained constrained due to the fact that it was not probable that a significant reversal of cumulative revenue would not occur.

Cabozantinib and Zanzalintinib Development Collaborations
We have entered into multiple collaboration and supply agreements for the purpose of evaluating cabozantinib or zanzalintinib in various combination trials. Under these collaborations, clinical trials may be sponsored either by us or by our partners, and each party may supply its respective compound for use in the studies at no cost to the other. These arrangements fall within the scope of Topic 808 because they involve joint operating activities in which both parties actively participate and share significant risks and rewards. Payments exchanged between us and our collaborators under these agreements are not subject to other accounting literature. Amounts owed for our portion of clinical trial costs incurred by the collaborator are recorded as research and development expenses, while amounts due from the collaborator for their share of clinical trial costs that we incur are recorded as a reduction of research and development expenses.
Royalty Pharma
In October 2002, we established a product development and commercialization collaboration agreement with GlaxoSmithKline (now GSK plc, or GSK), that required us to pay a 3% royalty to GSK on the worldwide net sales of any product containing cabozantinib sold by us and our collaboration partners. Effective January 1, 2021, Royalty Pharma plc (Royalty Pharma) acquired from GSK all rights, title and interest in royalties on net product sales containing cabozantinib for non-U.S. markets for the full term of the royalty and for the U.S. market through September 2026, after which time U.S. royalties will revert back to GSK. Royalty fees earned by Royalty Pharma in connection with our sales of cabozantinib are included in cost of goods sold and as a reduction of collaboration services revenues for sales by our collaboration partners. Such royalty fees earned by Royalty Pharma were $86.5 million, $75.5 million and $68.0 million during the years ended December 31, 2025, 2024 and 2023, respectively.
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
During the years ended December 31, 2025, 2024 and 2023, we recognized $25.7 million, $69.2 million and $173.0 million, respectively, within research and development expenses on the Consolidated Statements of Income, primarily related to upfront payments for the purchase or in-licensing of intellectual property, research and development funding and development milestone payments related to costs of intellectual property that have not yet reached technological feasibility and other fees.
As of December 31, 2025, in conjunction with these collaborative in-licensing arrangements and asset purchase agreements, we are subject to potential future development milestone payments of up to $441.5 million, regulatory milestone payments of up to $278.0 million, and commercial milestone payments of up to $2.5 billion, each in the aggregate per product or target, as well as royalties on future net sales of products.

NOTE 5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$241,439	$—	$—	$241,439
Corporate bonds	882,390	4,138	(28)	886,500
U.S. Treasury and government-sponsored enterprises	154,449	700	(10)	155,139
Municipal bonds	8,715	49	—	8,764
Total debt securities available-for-sale	1,286,993	4,887	(38)	1,291,842
Cash	112	—	—	112
Money market funds	304,352	—	—	304,352
Certificates of deposit	66,388	—	—	66,388
Total cash, cash equivalents and marketable securities	$1,657,845	$4,887	$(38)	$1,662,694

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$172,891	$—	$—	$172,891
Corporate bonds	1,012,035	1,498	(2,167)	1,011,366
U.S. Treasury and government-sponsored enterprises	339,126	226	(959)	338,393
Municipal bonds	2,990	11	—	3,001
Total debt securities available-for-sale	1,527,042	1,735	(3,126)	1,525,651
Money market funds	145,690	—	—	145,690
Certificates of deposit	77,226	—	—	77,226
Total cash, cash equivalents and marketable securities	$1,749,958	$1,735	$(3,126)	$1,748,567
Interest receivable was $12.4 million and $14.9 million as of December 31, 2025 and 2024, respectively, and is included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.
Realized gains and losses on the sales of marketable securities were immaterial during the years ended December 31, 2025, 2024 and 2023.

We manage credit risk associated with our marketable securities portfolio through our investment policy, which limits purchases to high-quality issuers and the amount of our portfolio that can be invested in a single issuer. The fair value and gross unrealized losses on debt securities available-for-sale in an unrealized loss position were as follows (in thousands):

	December 31, 2025
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair value	Gross Unrealized Losses	Fair value	Gross Unrealized Losses
Corporate bonds	$46,851	$(25)	$5,104	$(3)	$51,955	$(28)
U.S. Treasury and government-sponsored enterprises	11,350	(5)	4,991	(5)	16,341	(10)
Total	$58,201	$(30)	$10,095	$(8)	$68,296	$(38)

	December 31, 2024
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair value	Gross Unrealized Losses	Fair value	Gross Unrealized Losses
Corporate bonds	$370,065	$(1,630)	$160,887	$(537)	$530,952	$(2,167)
U.S. Treasury and government-sponsored enterprises	125,224	(755)	56,984	(204)	182,208	(959)
Total	$495,289	$(2,385)	$217,871	$(741)	$713,160	$(3,126)
There were 35 and 255 debt securities available-for-sale in an unrealized loss position as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, we did not record an allowance for credit losses or other impairment charges on our marketable securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. Based on the scheduled maturities of our marketable securities, we determined that it was more likely than not that we will hold these marketable securities for a period of time sufficient for a recovery of our cost basis.
The fair values of debt securities available-for-sale by contractual maturity were as follows (in thousands):

	December 31,
	2025	2024
Maturing in one year or less	$691,409	$888,360
Maturing after one year through five years	600,433	637,291
Total debt securities available-for-sale	$1,291,842	$1,525,651
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
The classifications within the fair value hierarchy of our financial assets that were measured and recorded at fair value on a recurring basis were as follows (in thousands):

	December 31, 2025
	Level 1	Level 2	Total
Commercial paper	$—	$241,439	$241,439
Corporate bonds	—	886,500	886,500
U.S. Treasury and government-sponsored enterprises	—	155,139	155,139
Municipal bonds	—	8,764	8,764
Total debt securities available-for-sale	—	1,291,842	1,291,842
Money market funds	304,352	—	304,352
Certificates of deposit	—	66,388	66,388
Total financial assets carried at fair value	$304,352	$1,358,230	$1,662,582

	December 31, 2024
	Level 1	Level 2	Total
Commercial paper	$—	$172,891	$172,891
Corporate bonds	—	1,011,366	1,011,366
U.S. Treasury and government-sponsored enterprises	—	338,393	338,393
Municipal bonds	—	3,001	3,001
Total debt securities available-for-sale	—	1,525,651	1,525,651
Money market funds	145,690	—	145,690
Certificates of deposit	—	77,226	77,226
Total financial assets carried at fair value	$145,690	$1,602,877	$1,748,567
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
As of December 31, 2025, we had one forward contract outstanding to sell €3.4 million. The forward contract with a maturity of three months is recorded at fair value and is included in other current liabilities in the Consolidated Balance Sheets. The unrealized gain on the forward contract was immaterial as of December 31, 2025. The forward contract is considered a Level 2 in the fair value hierarchy of our fair value measurements. The net realized gains (losses) we recognized on the maturity of forward contracts were immaterial for the years ended December 31, 2025, 2024 and 2023, respectively. Realized and unrealized gains and losses on our forward contracts are included in other income (expenses), net on our Consolidated Statements of Income.

NOTE 7. INVENTORY
Inventory consisted of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$894	$2,784
Work in process	53,531	60,316
Finished goods	5,942	8,629
Total	$60,367	$71,729

Balance Sheet classification:
Current portion included in inventory	$21,686	$22,388
Non-current portion included in other non-current assets	38,681	49,341
Total	$60,367	$71,729
NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following (in thousands):

	Estimated Useful Lives	December 31,
		2025	2024
Leasehold improvements	up to 15 years	$111,087	$108,277
Computer equipment and software	up to 3 years	17,160	15,671
Furniture and fixtures	up to 7 years	23,648	22,865
Laboratory equipment	5 years	76,290	70,435
Construction in progress		3,003	2,875
Total property and equipment		231,188	220,123
Less: accumulated depreciation and amortization		(132,228)	(100,732)
Total property and equipment, net		$98,960	$119,391
Depreciation and amortization expense was $29.1 million, $28.8 million and $25.7 million during the years ended December 31, 2025, 2024 and 2023, respectively.
NOTE 9. STOCKHOLDERS’ EQUITY
Stock-based compensation
We allocated the stock-based compensation expense for our equity incentive plan and our ESPP as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$40,792	$30,670	$34,320
Selling, general and administrative	72,191	63,166	72,025
Total stock-based compensation expense	$112,983	$93,836	$106,345

	Year Ended December 31,
	2025	2024	2023
Stock options	$2,529	$6,035	$7,771
Restricted stock units	105,964	81,130	70,462
Performance stock units	241	3,058	23,938
Employee stock purchase plan	4,249	3,613	4,174
Total stock-based compensation expense	$112,983	$93,836	$106,345
We have an equity incentive plan under which we grant stock options and RSUs, including market condition-based RSUs and PSUs to employees and directors. As of December 31, 2025, 15.8 million shares were available for grant under the Exelixis, Inc. 2017 Equity Incentive Plan (as amended and restated, the 2017 Plan). The share reserve is reduced by 1 share for each share issued pursuant to a stock option and 2 shares for full value awards, including RSUs and PSUs.
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
We have an Employee Stock Purchase Plan (as amended and restated, the Amended ESPP) that allows for qualified employees (as defined in the Amended ESPP) to purchase shares of our common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each six-month purchase period. As of December 31, 2025, we had 6.6 million shares available for issuance under our Amended ESPP. Pursuant to the Amended ESPP, we issued 0.4 million, 0.7 million and 0.9 million shares of common stock at an average price per share of $29.51, $18.23 and $14.56 during the years ended December 31, 2025, 2024 and 2023, respectively. Cash received from purchases under the Amended ESPP for the years ended December 31, 2025, 2024 and 2023 was $13.1 million, $12.1 million and $12.7 million, respectively.
We used a Black-Scholes Merton option pricing model to value stock options and ESPP purchases. The weighted average grant-date fair value per share of stock options and ESPP purchases were as follows:

	Year Ended December 31,
	2025	2024	2023
Stock options	$19.46	$9.79	$9.45
ESPP	$10.03	$6.39	$4.67

The grant-date fair value of stock option grants and ESPP purchases was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2025	2024	2023
Stock options:
Risk-free interest rate	4.0%	4.4%	4.1%
Dividend yield	—%	—%	—%
Volatility	43%	39%	44%
Expected life	5.7 years	5.6 years	5.6 years
ESPP:
Risk-free interest rate	4.2%	5.2%	5.1%
Dividend yield	—%	—%	—%
Volatility	42%	34%	40%
Expected life	6 months	6 months	6 months
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
The fair value of RSUs was based on the closing price of the underlying common stock on the date of grant.
Activity for stock options, during the year ended December 31, 2025, was as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2024	4,616	$20.64	2.5 years	$61,551
Granted	21	$42.60
Exercised	(2,108)	$20.05
Cancelled	(106)	$21.29
Stock options outstanding at December 31, 2025	2,423	$21.31	2.3 years	$53,959
Stock options exercisable at December 31, 2025	2,322	$21.12	2.2 years	$52,153
As of December 31, 2025, there was $0.9 million of unrecognized compensation expense related to our unvested stock options. The compensation expense for the unvested stock options will be recognized over a weighted-average period of 1.3 years.
The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between our closing stock price on the last trading day of fiscal year 2025 and the exercise prices, multiplied by the number of in-the-money stock options) that would have been received by the stock option holders had all stock option holders exercised their stock options on December 31, 2025. The total intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $45.9 million, $16.7 million and $16.7 million, respectively. Cash received from stock option exercises during the years ended December 31, 2025, 2024 and 2023 was $36.1 million, $49.6 million and $20.8 million, respectively.

Activity for RSUs, including market condition-based RSUs, during the year ended December 31, 2025, was as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
RSUs outstanding at December 31, 2024	12,940	$22.84	1.5 years	$439,580
Awarded	11,751	$31.54
Vested and released	(3,712)	$23.36
Forfeited	(3,798)	$26.54
RSUs outstanding at December 31, 2025	17,181	$27.86	2.5 years	$748,728
As of December 31, 2025, there was $299.9 million of unrecognized compensation expense related to our unvested RSUs which will be recognized over a weighted-average period of 2.9 years.
Activity for PSUs, during the year ended December 31, 2025, was as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
PSUs outstanding at December 31, 2024	449	$24.54	0.1 years	$15,257
Awarded	—	$—
Vested and released	449	$24.54
Forfeited	—	$—
PSUs outstanding at December 31, 2025	—	$—	0.0 years	$—
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
In April 2023, we awarded to certain employees an aggregate of 0.8 million RSUs (the target amount) that are subject to a TSR market condition (the 2023 TSR-based RSUs). The TSR market condition was based on our relative TSR percentile rank compared to companies in the Nasdaq Biotechnology Index during the performance period, which was December 31, 2022 through January 2, 2026. Depending on the results relative to the TSR market condition, the holders of the 2023 TSR-based RSUs could have earned up to 175% of the target number of shares. At the end of fiscal year 2025 (end of the performance period), the TSR market condition was achieved at 175% level, resulting in 1.0 million shares earned (175% of the 2023 TSR-based RSUs target amount, net of forfeitures). 50% percent of the shares earned subject to the market conditions vested shortly after the end of the performance period, and the remainder will vest approximately one year later, subject to an employee’s continuous service.
We used a Monte Carlo simulation model and the following weighted-average assumptions to determine the weighted-average grant date fair value of $47.58 per share for the 2025 TSR-based RSUs, $25.26 per share for the 2025 stock price target-based RSUs, $20.19 per share for the 2024 TSR-based RSUs, and $26.05 per share for the 2023 TSR-based RSUs:

	2025 TSR-Based RSUs	2025 stock price target-based RSUs	2024 TSR-Based RSUs	2023 TSR-Based RSUs
Fair value of Exelixis common stock on grant date	$37.53	$37.09	$21.71	$19.48
Expected volatility	33%	38%	37%	40%
Risk-free interest rate	4.0%	3.9%	4.4%	3.8%
Dividend yield	—%	—%	—%	—%
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
Exelixis, Inc. 401(k) Plan (the 401(k) Plan)
We sponsor the 401(k) Plan under which we make matching cash contributions to our employees’ 401(k) accounts. We recorded compensation expense of $12.8 million, $15.0 million and $13.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, for matching contributions.
Common Stock Repurchases
In August 2024, our Board of Directors authorized a stock repurchase program (SRP) to acquire up to $500.0 million of our outstanding common stock before December 31, 2025. In February 2025, our Board of Directors authorized the repurchase of up to an additional $500.0 million of our outstanding common stock before December 31, 2025. In October 2025, our Board of Directors authorized the repurchase of up to an additional $750.0 million of our common stock before December 31, 2026 (the October 2025 SRP). As of December 31, 2025, we have repurchased 30.2 million shares of common stock for an aggregate purchase price of $1,159.7 million under these SRPs and have completed the SRPs authorized in August 2024 and February 2025. As of December 31, 2025, approximately $590.2 million remained available under the October 2025 SRP for future stock repurchases before December 31, 2026.
Stock repurchases under these SRPs may be made from time to time through a variety of methods, which may include open market purchases, in block trades, Rule 10b5-1 trading plans, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. The timing and amount of any stock repurchases under the SRPs will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of our common stock and general market conditions. These SRPs do not obligate us to acquire any amount of our common stock, and the SRPs may be modified, suspended or discontinued at any time without prior notice.
NOTE 10. PROVISION FOR INCOME TAXES
Our income before income taxes is derived solely from within the U.S. Our provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$16,230	$201,890	$167,954
State	16,169	17,941	15,011
Total current tax expense	$32,399	$219,831	$182,965
Deferred:
Federal	$128,463	$(52,433)	$(123,486)
State	(2,226)	(7,025)	(9,723)
Total deferred tax expense	126,237	(59,458)	(133,209)
Provision for income taxes	$158,636	$160,373	$49,756
The reconciliation of the U.S. federal income tax provision at the statutory federal income tax rate of 21% for the year ended December 31, 2025, to our provision for income taxes was as follows (dollars in thousands):
The table reflects the ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which was adopted prospectively for the year ended December 31, 2025. See “Note 1. Organization and Summary of Significant Accounting Policies — Recently Adopted Accounting Pronouncements” for additional information on the adoption of ASU 2023-09.

	Year Ended December 31,
	2025
	Amount	Percent
U.S. federal statutory tax rate	$197,653	21.0%
State and local income taxes, net of federal income tax effect	11,015	1.2%
Effects of cross-border tax laws:
Foreign-derived intangible income	(28,011)	-3.0%
Tax credits:
Research and development tax credits	(23,941)	-2.5%
Nontaxable or nondeductible items:
Non-deductible executive compensation	14,220	1.5%
Branded prescription drug fee	5,100	0.5%
Stock-based compensation	(23,029)	-2.4%
Changes in unrecognized tax benefits	3,933	0.4%
Other	1,696	0.2%
Provision for income taxes and effective income tax rate	$158,636	16.9%
The states that contribute to the majority (greater than 50%) of the tax effect in the state and local income taxes, net of federal income tax effect category include Kentucky, Illinois and New Jersey for 2025.

The reconciliation of the U.S. federal income tax provision at the statutory federal income tax rate of 21% for each of the years ended December 31, 2024 and 2023, respectively, to our provision for income taxes, as previously disclosed, prior to the adoption of ASU 2023-09, were as follows (in thousands):

	Year Ended December 31,
	2024	2023
U.S. federal statutory tax rate	$143,144	$54,080
State and local income taxes, net of federal income tax effect	12,240	(1,487)
Research and development tax credits	(10,997)	(23,714)
Non-deductible executive compensation	7,094	7,019
Branded prescription drug fee	4,633	4,968
Stock-based compensation	665	1,066
Change in valuation allowance	(3,617)	5,770
Other	7,211	2,054
Provision for income taxes	$160,373	$49,756
The amounts of income taxes paid, net of refunds received, for the year ended December 31, 2025, were as follows (in thousands):

Amount
Federal	$135,555
State
Kentucky	10,633
All other states	9,108
Total net cash paid for income taxes	$155,296

There were no other individual jurisdictions with cash taxes paid that equaled or exceeded 5% of total income taxes paid in 2025.
Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss and capital loss carryforwards	$39,911	$39,877
Tax credit carryforwards	39,700	39,572
Depreciation and amortization	228,863	349,058
Stock-based compensation	20,243	17,791
Lease liabilities	46,092	49,137
Accruals and reserves not currently deductible	35,919	40,858
Other assets	7,141	9,049
Total deferred tax assets	417,869	545,342
Valuation allowance	(87,678)	(86,029)
Net deferred tax assets	330,191	459,313
Deferred tax liabilities:
Lease right-of-use assets	(36,483)	(39,286)
Other liabilities	(1,126)	—
Total deferred tax liabilities	(37,609)	(39,286)
Net deferred taxes	$292,582	$420,027
As of December 31, 2025 and 2024, we continue to carry a valuation allowance of $87.7 million and $86.0 million, respectively, against our California state deferred tax assets and federal and state capital loss carryforwards. The valuation allowance increased by $1.6 million and $3.0 million during the years ended December 31, 2025 and 2024, respectively.
At December 31, 2025, we had state net operating loss carryforwards of approximately $407.2 million, which expire in the years 2028 through 2039, and California research and development tax credits of approximately $56.9 million, which do not expire.
Under the Internal Revenue Code and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. The annual limitation may result in the expiration of net operating losses and credit carryforwards before utilization. We completed a Section 382 analysis through December 31, 2025, and concluded that an ownership change, as defined under Section 382, had not occurred.
The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$127,500	$115,766	$87,706
Change relating to prior year provision	(11,510)	(1,994)	631
Change relating to current year provision	7,534	13,796	32,137
Reductions based on the lapse of the applicable statutes of limitations	(11,629)	(68)	(4,708)
Ending balance	$111,895	$127,500	$115,766
As of December 31, 2025, we had $111.9 million in unrecognized tax benefits, of which $54.9 million would reduce our income tax provision and effective tax rate, if recognized. We have elected to record interest and penalties in the accompanying Consolidated Statements of Income as a component of provision for income taxes. In the year ended December 31, 2025, the total amount of gross interest and penalties accrued was $15.1 million. In the year ended December 31, 2024, the total amount of gross interest and penalties accrued was $8.1 million. In the year ended December 31, 2023, interest and penalties were nominal. Both the unrecognized tax benefits and the associated interest and penalties are not expected to result in payment or receipt of cash within one year and are therefore classified as other non-current liabilities in the Consolidated Balance Sheets.
We file U.S. and state income tax returns in jurisdictions with varying statues of limitations during which such tax returns may be audited and adjusted by the relevant tax authorities. The tax years 2006 and onwards generally remain subject to examination by federal and most state tax authorities to the extent net operating losses and credits generated during these periods are being utilized in the open tax periods.
The One Big Beautiful Bill Act (OBBBA) was signed into law on July 4, 2025, which, among other provisions, permanently repeals the requirement to capitalize domestic R&E expenditures for federal income tax purposes for taxable years beginning after December 31, 2024, and allows for the accelerated deduction of any remaining unamortized domestic R&E expenditures. Foreign R&E expenditures are still required to be capitalized and amortized ratably over 15 years. The impact of the OBBBA must be recognized in the period of enactment under ASC 740, Income Taxes. The impact of this OBBBA provision has resulted in a $191.0 million reduction of our federal deferred tax assets at the end of the fiscal year 2025. The other provisions of the OBBBA had minimal impact to our federal income tax provision and federal deferred tax assets.
NOTE 11. NET INCOME PER SHARE
Net income per share - basic and diluted, were computed as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$782,570	$521,267	$207,765
Denominator:
Weighted-average common shares outstanding - basic	271,567	290,030	318,151
Dilutive securities	10,296	6,102	3,313
Weighted-average common shares outstanding - diluted	281,863	296,132	321,464

Net income per share - basic	$2.88	$1.80	$0.65
Net income per share - diluted	$2.78	$1.76	$0.65
Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. The diluted net income per share is computed using the weighted-average number of common shares outstanding and dilutive potential common shares outstanding during the period. Dilutive common shares outstanding includes the dilutive effect of in-the-money options, unvested RSUs (including market conditions-based RSUs), and unvested PSUs when the performance condition is met and ESPP contributions. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method.
Certain potential common shares were excluded from our calculation of weighted-average common shares outstanding - diluted because either they would have had an anti-dilutive effect on net income per share or they were related to shares from PSUs or from market conditions-based RSUs that were contingently issuable and the contingency had not been satisfied at the end of the reporting period.
The weighted-average potential common shares excluded from our calculation were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Anti-dilutive securities and contingently issuable shares excluded	1,884	5,708	11,703

NOTE 12. COMMITMENTS AND CONTINGENCIES
Leases
We have operating leases for our corporate headquarters in Alameda, California and in Greater Philadelphia area which includes both office and laboratory space totaling approximately 639,000 square feet with lease terms ending in 2026 through 2037. Certain of our leases include options to renew the lease or to early terminate the lease. As of December 31, 2025, we considered whether these options to renew or early terminate were reasonably certain of exercise in determining the related lease terms.
Impairment of Long-Lived Assets
In connection with our 2024 Plan, as discussed in “Note 13. Restructuring”, we exited two leases in the Greater Philadelphia area pertaining to approximately 40,000 square feet of leased premises and performed an impairment analysis for these asset groups, primarily composed of right-of-use assets, leasehold improvements, and certain property and equipment. We reassessed the lease term for one of the leases in the Greater Philadelphia area and concluded we were reasonably certain to exercise our right to early terminate the lease and reduced our right-of-use asset and lease liability by $3.3 million. In connection with the 2024 Plan, we recognized $12.7 million of non-cash impairment charge during the year ended December 31, 2024, to reduce the carrying value of these long-lived assets at their fair value. The impairment charge is presented in restructuring in the accompanying Consolidated Statements of Income.
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
The balance sheet classification of our operating lease assets and liabilities were as follows (in thousands):

	December 31,
	2025	2024
Assets:
Right-of-use assets included in other non-current assets	$159,036	$172,564
Liabilities:
Current portion included in other current liabilities	$27,882	$25,011
Non-current portion of operating lease liabilities	173,038	190,823
Total operating lease liabilities	$200,920	$215,834
The components of operating lease costs were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$23,885	$27,461	$28,976
Variable lease cost	8,016	9,276	7,068
Total operating lease costs	$31,901	$36,737	$36,044
Lease costs for leases with initial terms less than 1 year were immaterial for the years ended December 31, 2025, 2024 and 2023, respectively.

Cash paid for operating leases which were included in net cash provided by operating activities in our Consolidated Statements of Cash Flows were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for operating leases	$25,615	$26,341	$19,559
The lease term and discount rate for operating leases were as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	9.8 years	10.6 years
Weighted-average discount rate	5.3%	5.3%
As of December 31, 2025, the maturities of our operating lease liabilities were as follows (in thousands):

Year Ended December 31,	Amount
2026	$28,520
2027	24,301
2028	25,029
2029	25,777
2030	26,555
Thereafter	129,030
Total lease payments	259,212
Less:
Imputed interest	(58,292)
Operating lease liabilities	$200,920
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
In February 2025, we received another notice letter from MSN regarding its ANDA, requesting FDA approval to market a generic version of CABOMETYX tablets. MSN’s notice letter included a Paragraph IV certification with respect to Orange Book-listed patent U.S. Patent No. 12,128,039, low impurity (the ’039 Patent), which expires in 2032. On March 19, 2025, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of this patent arising from MSN’s further amendment of its ANDA filing with the FDA. On April 10, 2025, MSN filed its response to the complaint, alleging that the asserted claims of the ’039 Patent are invalid, unenforceable, and not infringed. On May 1, 2025, we filed our answer to MSN’s counterclaim. On August 18, 2025, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to the ’039 Patent, if those claims are not found to be invalid or unenforceable, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s proposed ANDA product prior to the expiration of the ’039 Patent would also infringe certain claims of the patent, if those claims are not found to be invalid or unenforceable. This litigation has been consolidated with the Sun and Azurity litigations for the trial scheduled for November 2, 2026 (Consolidated Litigation). For additional information on the Consolidated Litigation, see “– Legal Proceedings – Consolidated Litigation.”
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
These Sun litigations were consolidated in the Consolidated Litigation.
In December 2025, we entered into a settlement agreement (Sun Settlement Agreement) with Sun. In accordance with the Sun Settlement Agreement, the parties terminated all ongoing Hatch-Waxman litigation between Exelixis and Sun regarding CABOMETYX patents pending in the U.S. District Court for the District of Delaware. These Sun litigations were terminated on December 30, 2025. On December 30, 2025, in accordance with the Sun Settlement Agreement, Sun was dismissed from the Consolidated Litigation.
Azurity 505(b)(2) NDA Litigation
In March 2025, we received a notice letter regarding a 505(b)(2) New Drug Application (505(b)(2)) submitted to the FDA by Azurity Pharmaceuticals, Inc. (Azurity), requesting approval to market cabozantinib tablets. Azurity’s notice letter included a Paragraph IV certification with respect to the ’776 Patent, the ’342 Patent, the ’873 Patent, the ’757 Patent, the ’439 Patent, the ’440 Patent, the ’015 Patent, the ’349 Patent, and the ’039 Patent which are listed in the Orange Book, for CABOMETYX. On April 18, 2025, we filed a complaint in the Delaware District Court for patent infringement against Azurity asserting infringement of the ’776, ’439, ’440, ’015, ’349, and ’039 Patents. On April 24, 2025, we filed our First Amended Complaint alleging infringement of the same patents. On June 11, 2025, Azurity filed its response to the complaint, alleging that the asserted claims of the patents at issue are not infringed and/or invalid. On July 2, 2025, we filed our answer to Azurity’s counterclaims. On July 28, 2025 Azurity filed motions for judgment on the pleadings regarding the non-infringement of the ’776, ’439, ’440, ’015, ’349, and ’039 Patents. On August 25, 2025, we filed our answering briefs to Azurity’s motions for judgment on the pleadings. On September 15, 2025, Azurity filed its reply briefs. This Azurity litigation was consolidated in the Consolidated Litigation.
Consolidated Litigation
On August 8, 2025, the Delaware District Court ordered that the then-pending abovementioned MSN, Sun, and Azurity district court litigations be consolidated with the trial scheduled for November 2, 2026. On December 30, 2025, in accordance with the Sun Settlement Agreement, Sun was dismissed from the Consolidated Litigation.

Other
In November 2025, we received a notice letter regarding a 505(b)(2) New Drug Application submitted to the FDA by Handa Oncology, LLC (Handa), requesting approval to market cabozantinib capsules (in the form of cabozantinib lauryl sulfate). Handa’s notice letter included a Paragraph IV certification with respect to the ’776 Patent, the ’342 Patent, the ’873 Patent, the ’757 Patent, the ’439 Patent, the ’440 Patent, the ’015 Patent, the ’349 Patent, and the ’039 Patent which are listed in the Orange Book, for CABOMETYX. Handa’s notice letter also included a Paragraph III certification with respect to the ’473 patent. The company continues to evaluate all legal and strategic options with respect to Handa’s product.
The sale of any cabozantinib products, including tablets and/or capsules, besides CABOMETYX significantly earlier than CABOMETYX’s patent expiration could decrease our revenues derived from the U.S. sales of CABOMETYX and thereby materially harm our business, financial condition and results of operations. It is not possible at this time to determine the likelihood of an unfavorable outcome or estimate of the amount or range of any potential loss.
We may also from time-to-time become a party or subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. Some of these proceedings have involved, and may involve in the future, claims that are subject to substantial uncertainties and unascertainable damages.
NOTE 13. RESTRUCTURING
In August 2025, our Board of Directors authorized, and we implemented, a corporate reorganization plan (the 2025 Plan) to reorganize our workforce and close our office located in King of Prussia, Pennsylvania. Restructuring expenses incurred under the 2025 Plan are primarily severance and employee-related costs. The total restructuring costs, incurred during the year ended December 31, 2025, associated with the 2025 Plan were $20.5 million and are presented in the restructuring expense line item within our Consolidated Statements of Income. We incurred the majority of the costs related to the 2025 Plan during the third quarter of 2025 and substantially completed the 2025 Plan by the end of the fiscal year 2025.
The restructuring activities and balances as of and for the year ended December 31, 2025, were as follows (in thousands):

		Year Ended December 31, 2025
	Accrued at December 31, 2024	Initial Costs	Adj. to Costs(2)	Non-cash charges	Cash Payments	Accrued at December 31, 2025(3)	Total Costs Incurred to Date	Total Expected Plan Costs
Severance and employee-related costs and other exit costs(1)	$—	$20,337	$173	$(395)	$(17,470)	$2,645	$20,510	$20,510
Other restructuring plan(4)	256	—	—	—	(256)	—	—	—
Total restructuring	$256	$20,337	$173	$(395)	$(17,726)	$2,645	$20,510	$20,510
__________________
(1) Other exit costs expensed as incurred.
(2) Adjustments to costs consist of changes in estimates whereby increases and decreases in costs were recorded to operating expenses in the period of adjustments.
(3) As of December 31, 2025, substantially all restructuring liabilities have been recorded in accrued compensation and benefits in the accompanying Consolidated Balance Sheets.
(4) Consisted of severance and employee-related costs from the 2024 Plan (as defined below), paid in the first quarter of 2025.
In January 2024, our Board of Directors authorized, and we implemented, a corporate restructuring plan (the 2024 Plan) to reduce our workforce and rebalance our cost structure in alignment with our strategic priorities. Restructuring expenses incurred under the 2024 Plan included: severance and employee-related costs; impairment of long-lived assets; and contract termination and other exit costs. The total restructuring costs, incurred during the year ended December 31, 2024, associated with the 2024 Plan were $33.7 million in expenses and were recorded to the restructuring expense line item within our Consolidated Statements of Income as they were incurred through the end of the plan. We incurred the majority of the costs related to the 2024 Plan during the first quarter of 2024.

In connection with the 2024 Plan, we exited two leases in the Greater Philadelphia area and the right-of-use assets, related leasehold improvements and certain other long-lived assets were remeasured and recorded at fair value, see “Note 12. Commitments and Contingencies” for additional information.
The restructuring activities and balances as of and for the year ended December 31, 2024, were as follows (in thousands):

		Year Ended December 31, 2024
	Accrued at December 31, 2023	Initial Costs	Adj. to Costs(2)	Non-cash charges	Cash Payments	Accrued at December 30, 2024(3)	Total Costs Incurred to Date	Total Expected Plan Costs
Severance and employee-related costs	$—	$15,656	$69	$—	$(15,469)	$256	$15,725	$15,725
Contract termination and other exit costs(1)	—	5,220	(4)	—	(5,216)	—	5,216	5,216
Asset impairment	—	12,318	401	(12,719)	—	—	12,719	12,719
Total restructuring	$—	$33,194	$466	$(12,719)	$(20,685)	$256	$33,660	$33,660
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
As of the end of our 2025 fiscal year, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in the original Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of January 2, 2026 was effective. There were no material weaknesses in internal control over financial reporting identified by management.

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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Exelixis, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Exelixis, Inc.’s internal control over financial reporting as of January 2, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Exelixis, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 2, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 2, 2026 and January 3, 2025, the related consolidated statements of income, comprehensive income, stockholders‘ equity and cash flows for each of the three years in the period ended January 2, 2026, and the related notes and our report dated February 10, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

San Mateo, California
February 10, 2026

Item 9B. Other Information.
Jack L. Wyszomierski, a member of our Board of Directors, entered into a pre-arranged stock trading plan on November 19, 2025. Mr. Wyszomierski’s trading plan provides for the sale of up to 114,746 shares of our common stock (including shares obtained from the exercise of vested stock options covered by the trading plan) between February 18, 2026 and November 19, 2026. This trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and Exelixis’ policies regarding transactions in Exelixis securities.
S. Gail Eckhardt, a member of our Board of Directors, entered into a pre-arranged stock trading plan on November 11, 2025. Dr. Eckhardt’s trading plan provides for the sale of up to 13,668 shares of our common stock between February 13, 2026 and June 30, 2026. This trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and Exelixis’ policies regarding transactions in Exelixis securities.
On November 19, 2025, Brenda J. Hefti, our Senior Vice President and General Counsel, an officer for purposes of Section 16 of the Exchange Act, modified an existing 10b5-1 trading plan that was originally entered on February 26, 2025. Dr. Hefti’s modified trading plan provides for the sale of up to 30,202 shares of our common stock between February 18, 2026 and May 29, 2026. This modified trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and Exelixis’ policies regarding transactions in Exelixis securities.
During the three months ended December 31, 2025, no other directors or Section 16 officers of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item relating to our directors and nominees, including information with respect to our audit committee, audit committee financial experts and procedures by which stockholders may recommend nominees to our Board of Directors, is incorporated by reference to the section entitled “Proposal 1 – Election of Directors” appearing in our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after January 2, 2026, which we refer to as our 2026 Proxy Statement. The information required by this item regarding our executive officers is incorporated by reference to the section entitled “Information about our Executive Officers” appearing in our 2026 Proxy Statement. The information, if any, required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the section entitled “Delinquent Section 16(a) Reports” appearing in our 2026 Proxy Statement. The information required by this item relating to our insider trading policies and procedures is incorporated by reference to the section entitled “Corporate Governance—Insider Trading Policies and Procedures” appearing in our 2026 proxy statement.
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the sections entitled “Compensation of Executive Officers,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” appearing in our 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item relating to security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in our 2026 Proxy Statement.
Equity Compensation Plan Information
The following table provides certain information about our common stock that may be issued upon the exercise of stock options and other rights under all of our existing equity compensation plans as of December 31, 2025, which consists of our 2000 Employee Stock Purchase Plan (as amended and restated, the Amended ESPP), and our 2017 Equity Incentive Plan (as amended and restated, the 2017 Plan) (in thousands, except per share amounts):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by stockholders (1)	19,604	$2.63	(2)	22,406
Total	19,604	$2.63		22,406
____________________
(1) Equity plans approved by our stockholders include the 2017 Plan and the Amended ESPP. As of December 31, 2025, a total of 6.6 million shares of our common stock remained available for issuance under the Amended ESPP, and up to a maximum of 0.7 million shares of our common stock may be purchased in the current purchase period. The shares issuable pursuant to our Amended ESPP are not included in the number of shares to be issued pursuant to rights outstanding and the weighted-average exercise price of such rights as of December 31, 2025, as those numbers are not known.
(2) The weighted-average exercise price takes into account the shares subject to outstanding restricted stock units (RSUs), including such awards with market conditions, which have no exercise price. The weighted-average exercise price, excluding such outstanding RSUs, is $21.31.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Proposal 1 – Election of Directors” appearing in our 2026 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the section entitled “Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm” appearing in our 2026 Proxy Statement.

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
(3)    The following Exhibits are filed as part of this report.

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Exelixis, Inc.	10-Q	000-30235	3.1	8/5/2021
3.2	Certificate of Change of Registered Agent and/or Registered Office	10-Q	000-30235	3.2	4/30/2024
3.3	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/20/2023
4.1	Specimen Common Stock Certificate.	10-Q	000-30235	4.1	8/5/2021
4.2	Description of the Common Stock of Exelixis, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended	10-K	000-30235	4.2	2/18/2022
10.1†	Form of Indemnification Agreement	10-K	000-30235	10.1	2/18/2022
10.2†	Exelixis, Inc. 2000 Employee Stock Purchase Plan	10-Q	000-30235	10.1	8/6/2024
10.3†	Exelixis, Inc. 2014 Equity Incentive Plan	10-Q	000-30235	10.1	8/6/2020
10.4†	Form of Stock Option Agreement under the Exelixis, Inc. 2014 Equity Incentive Plan	10-Q	000-30235	10.2	7/31/2014
10.5†	Form of Stock Option Agreement (Non-Employee Director) under the Exelixis, Inc. 2014 Equity Incentive Plan	10-Q	000-30235	10.4	7/31/2014
10.6†	Form of Restricted Stock Unit Agreement under the Exelixis, Inc. 2014 Equity Incentive Plan	10-Q	000-30235	10.5	7/31/2014
10.7†	Exelixis, Inc. 2016 Inducement Award Plan	10-Q	000-30235	10.2	8/6/2020
10.8†	Exelixis, Inc. 2017 Equity Incentive Plan	10-Q	000-30235	10.1	8/9/2022

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
10.9†	Form of Stock Option Agreement under the Exelixis, Inc. 2017 Equity Incentive Plan	10-K	000-30235	10.11	2/11/2021
10.10†	Form of Stock Option Agreement (Non-Employee Director) under the Exelixis, Inc. 2017 Equity Incentive Plan	10-K	000-30235	10.22	2/26/2018
10.11†	Form of Restricted Stock Unit Agreement under the Exelixis, Inc. 2017 Equity Incentive Plan	10-Q	000-30235	10.5	8/6/2020
10.12†	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the Exelixis, Inc. 2017 Equity Incentive Plan	10-Q	000-30235	10.6	8/6/2020
10.13	Form of One-Time Performance-Based Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Exelixis, Inc. 2017 Equity Incentive Plan.	10-Q	000-30235	10.1	5/13/2025
10.14†	Non-Employee Director Equity Compensation Policy	10-Q	000-30235	10.4	5/5/2020
10.15†	Offer Letter Agreement, dated February 3, 2000, between Exelixis, Inc. and Michael Morrissey, Ph.D.	10-Q	000-30235	10.43	8/5/2004
10.16†	Offer Letter Agreement, dated July 1, 2015, between Exelixis, Inc. and Christopher Senner	10-Q	000-30235	10.5	11/10/2015
10.17†	Offer Letter Agreement, dated August 27, 2023, between Exelixis, Inc. and Amy C. Peterson	10-K	000-30235	10.18	2/6/2024
10.18†	Offer Letter Agreement, dated February 10, 2014, between Exelixis, Inc. and Jeffrey J. Hessekiel.	10-Q	000-30235	10.4	5/1/2014
10.19†	Terms of Employment Offer, dated December 15, 2022, for Dana T. Aftab, Ph.D.	10-K	000-30235	10.20	2/7/2023
10.20†	Offer Letter Agreement, dated August 19, 2010, between Exelixis, Inc. and Patrick J. Haley	10-K	000-30235	10.26	2/27/2017
10.21†	Offer Letter Agreement, dated January 22, 2013, between Exelixis, Inc. and Brenda J. Hefti					X
10.22†*	Separation Agreement, by and between Exelixis, Inc. and Amy Peterson					X
10.23†	Annual Cash Bonus Compensation Plan for Executives	8-K	000-30235	10.1	2/16/2018
10.24†	Cash Compensation Information for Non-Employee Directors.	10-K	000-30235	10.23	2/6/2024
10.25†	Exelixis, Inc. Change in Control and Severance Benefit Plan, as amended and restated.	10-K	000-30235	10.24	2/6/2024
10.26	Lease Agreement dated May 2, 2017, between Ascentris 105, LLC and Exelixis, Inc.	10-Q	000-30235	10.1	8/2/2017
10.27	First Amendment dated October 16, 2017, to Lease Agreement dated May 2, 2017, between Ascentris 105, LLC and Exelixis, Inc.	10-K	000-30235	10.39	2/26/2018

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
10.28	Second Amendment dated June 13, 2018, to Lease Agreement dated May 2, 2017, between Ascentris 105, LLC and Exelixis, Inc.	10-Q	000-30235	10.2	8/1/2018
10.29	Third Amendment dated April 1, 2019, to Lease Agreement dated May 2, 2017, between Ascentris 105, LLC and Exelixis, Inc.	8-K	000-30235	10.1	4/5/2019
10.30	Fourth Amendment dated August 30, 2019, to Lease Agreement dated May 2, 2017, between Hillwood Enterprises, L.P. (as successor in interest to Ascentris 105, LLC) and Exelixis, Inc.	10-Q	000-30235	10.3	10/30/2019
10.31	Fifth Amendment dated January 16, 2020, to Lease Agreement dated May 2, 2017, between Waterfront EDP, LLC (as successor in interest to Hillwood Enterprises, L.P.) and Exelixis, Inc.	10-K	000-30235	10.37	2/25/2020
10.32	Sixth Amendment dated December 11, 2020, to Lease Agreement dated May 2, 2017, between SCG Harbor Bay Parkway Phase I, LLC (as successor in interest to Waterfront EDP, LLC) and Exelixis, Inc.	10-K	000-30235	10.32	2/11/2021
10.33	Seventh Amendment dated May 16, 2022, to Lease Agreement dated May 2, 2017, between SCG Harbor Bay Parkway Phase I, LLC and Exelixis, Inc.	10-Q	000-30235	10.3	8/9/2022
10.34	Lease Agreement dated October 25, 2019, between Ernst Development Partners, Inc. and Exelixis, Inc.	10-Q	000-30235	10.2	10/30/2019
10.35	First Amendment dated January 16, 2020, to Lease Agreement dated October 25, 2019, between Alameda BTS EDP, LLC (as successor in interest to Ernst Development Partners, Inc.) and Exelixis, Inc.	10-K	000-30235	10.39	2/25/2020
10.36**	Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-Q	000-30235	10.1	5/6/2021
10.37**	First Amendment dated December 20, 2016, to the Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-Q	000-30235	10.2	5/6/2021
10.38**	Second Amendment dated September 14, 2017, to the Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-Q	000-30235	10.3	5/6/2021
10.39**	Third Amendment dated October 26, 2017, to the Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-Q	000-30235	10.4	5/6/2021
10.40**	Fourth Amendment dated October 11, 2022, to the Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-K	000-30235	10.40	2/7/2023

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
10.41**	Fifth Amendment dated August 24, 2023, to the Collaboration and License Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-Q	000-30235	10.1	11/1/2023
10.42**	Amended and Restated Collaboration and License Agreement dated December 17, 2025, by and between Exelixis, Inc. and Ipsen Pharma SAS					X
10.43**	Supply Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-Q	000-30235	10.5	5/6/2021
10.44**	First Amendment dated October 26, 2017, to the Supply Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-Q	000-30235	10.6	5/6/2021
10.45**	Second Amendment dated May 17, 2019, to the Supply Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-Q	000-30235	10.2	7/31/2019
10.46**	Third Amendment dated December 10, 2021, to the Supply Agreement dated February 29, 2016, by and between Exelixis, Inc. and Ipsen Pharma SAS	10-K	000-30235	10.42	2/18/2022
10.47**	Collaboration and License Agreement dated January 30, 2017, by and between Exelixis, Inc. and Takeda Pharmaceutical Company Limited	10-Q	000-30235	10.1	5/10/2022
10.48*	First Amendment dated March 22, 2018, to the Collaboration and License Agreement dated January 30, 2017, by and between Exelixis, Inc. and Takeda Pharmaceutical Company Limited	10-Q	000-30235	10.1	8/1/2018
10.49**	Second Amendment dated May 7, 2019, to the Collaboration and License Agreement dated January 30, 2017, by and between Exelixis, Inc. and Takeda Pharmaceutical Company Limited	10-Q	000-30235	10.2	5/10/2022
10.50**	Third Amendment dated September 3, 2020, to the Collaboration and License Agreement dated January 30, 2017, by and between Exelixis, Inc. and Takeda Pharmaceutical Company Limited	10-Q	000-30235	10.1	11/5/2020
10.51**	Fourth Amendment dated November 24, 2025, to the Collaboration and License Agreement dated January 30, 2017, by and between Exelixis, Inc. and Takeda Pharmaceutical Company Limited					X
10.52**	Joint Clinical Research Agreement dated December 18, 2019, by and between Exelixis, Inc. and F. Hoffmann-La Roche Ltd	10-K	000-30235	10.62	2/25/2020
19.1	Exelixis, Inc. Insider Trading Policy	10-K	000-30235	19.1	2/11/2025
19.2	Exelixis, Inc. Rule 10b5-1 Trading Plan Policy	10-K	000-30235	19.2	2/11/2025
21.1	Subsidiaries of Exelixis, Inc.					X

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (contained on signature page)					X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350					X
97.1†	Exelixis, Inc. Policy for Recoupment of Variable Compensation, amended and restated	10-K	000-30235	97.1	2/6/2024
101.INS	XBRL Instance Document	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

†	Management contract or compensatory plan.
*	Confidential treatment granted for certain portions of this exhibit.
**	Portions of this exhibit have been omitted as being immaterial and would be competitively harmful if publicly disclosed.
‡	This certification accompanies this Annual Report on Form 10-K, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Annual Report on Form 10-K), irrespective of any general incorporation language contained in such filing.
ITEM 16.    Form 10-K Summary.
 None provided.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

EXELIXIS, INC.

February 10, 2026	By:	/s/ MICHAEL M. MORRISSEY
Date		Michael M. Morrissey, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints MICHAEL M. MORRISSEY, CHRISTOPHER J. SENNER and BRENDA J. HEFTI and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL M. MORRISSEY	Director, President and Chief Executive Officer	February 10, 2026
Michael M. Morrissey, Ph.D.	(Principal Executive Officer)

/s/ CHRISTOPHER J. SENNER	Executive Vice President and Chief Financial Officer	February 10, 2026
Christopher J. Senner	(Principal Financial and Accounting Officer)

/s/ STELIOS PAPADOPOULOS	Chairman of the Board	February 10, 2026
Stelios Papadopoulos, Ph.D.

/s/ MARY C. BECKERLE	Director	February 10, 2026
Mary C. Beckerle, Ph.D.

/s/ S. GAIL ECKHARDT	Director	February 10, 2026
S. Gail Eckhardt, M.D.

/s/ MARIA C. FREIRE	Director	February 10, 2026
Maria C. Freire, Ph.D.

Signatures	Title	Date

/s/ TOMAS J. HEYMAN	Director	February 10, 2026
Tomas J. Heyman

/s/ DAVID E. JOHNSON	Director	February 10, 2026
David E. Johnson

/s/ ROBERT L. OLIVER	Director	February 10, 2026
Robert L. Oliver, Jr.

/s/ GEORGE POSTE	Director	February 10, 2026
George Poste, DVM, Ph.D., FRS

/s/ JULIE A. SMITH	Director	February 10, 2026
Julie A. Smith

/s/ JACK L. WYSZOMIERSKI	Director	February 10, 2026
Jack L. Wyszomierski