Form 10-Q
period 2026-04-03
EXELIXIS, INC.
filed 2026-05-05
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2026, there were 251,355,083 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$226,152	$482,488
Marketable securities	551,055	576,603
Trade receivables, net	328,947	286,916
Inventory	26,605	21,686
Prepaid expenses and other current assets	75,878	75,596
Total current assets	1,208,637	1,443,289
Non-current marketable securities	649,144	603,603
Property and equipment, net	95,524	98,960
Deferred tax assets, net	293,730	292,582
Goodwill	63,684	63,684
Right-of-use assets and other non-current assets	282,874	342,305
Total assets	$2,593,593	$2,844,423
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,154	$29,623
Accrued compensation and benefits	87,512	102,218
Accrued clinical trial liabilities	64,804	65,742
Rebates and fees due to customers	65,892	59,896
Accrued collaboration liabilities	28,327	22,783
Other current liabilities	100,286	125,382
Total current liabilities	370,975	405,644
Non-current operating lease liabilities	169,541	173,038
Other non-current liabilities	117,329	104,422
Total liabilities	657,845	683,104
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000 shares authorized; issued and outstanding: 253,701 and 262,483 at March 31, 2026, and December 31, 2025, respectively	254	262
Additional paid-in-capital	2,151,703	2,234,411
Accumulated other comprehensive income (loss)	(415)	3,476
Accumulated deficit	(215,794)	(76,830)
Total stockholders’ equity	1,935,748	2,161,319
Total liabilities and stockholders’ equity	$2,593,593	$2,844,423
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Net product revenues	$554,977	$513,283
Collaboration revenues	55,835	42,164
Total revenues	610,812	555,447
Operating expenses:
Cost of goods sold	19,953	19,172
Research and development	199,916	212,233
Selling, general and administrative	139,602	137,183
Total operating expenses	359,471	368,588
Income from operations	251,341	186,859
Interest income	16,127	19,076
Other income (expenses), net	219	(245)
Income before income taxes	267,687	205,690
Provision for income taxes	57,220	46,074
Net income	$210,467	$159,616
Net income per share:
Basic	$0.81	$0.57
Diluted	$0.79	$0.55
Weighted-average common shares outstanding:
Basic	258,329	278,804
Diluted	267,322	288,177
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$210,467	$159,616
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale debt securities, net of tax impact of $1,147 and $(983), respectively	(3,891)	3,357
Comprehensive income	$206,576	$162,973
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	262,483	$262	$2,234,411	$3,476	$(76,830)	$2,161,319
Net income	—	—	—	—	210,467	210,467
Other comprehensive loss	—	—	—	(3,891)	—	(3,891)
Issuance of common stock under the equity incentive plan	1,239	2	7,593	—	—	7,595
Stock transactions associated with taxes withheld on equity awards	—	—	(34,208)	—	—	(34,208)
Repurchases of common stock	(10,021)	(10)	(85,297)	—	(349,431)	(434,738)
Stock-based compensation	—	—	29,204	—	—	29,204
Balance at March 31, 2026	253,701	$254	$2,151,703	$(415)	$(215,794)	$1,935,748

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	281,732	$282	$2,343,915	$(1,347)	$(98,647)	$2,244,203
Net income	—	—	—	—	159,616	159,616
Other comprehensive income	—	—	—	3,357	—	3,357
Issuance of common stock under the equity incentive plan	1,362	1	11,562	—	—	11,563
Stock transactions associated with taxes withheld on equity awards	—	—	(22,506)	—	—	(22,506)
Repurchases of common stock	(8,061)	(8)	(67,055)	—	(224,263)	(291,326)
Stock-based compensation	—	—	26,117	—	—	26,117
Balance at March 31, 2025	275,033	$275	$2,292,033	$2,010	$(163,294)	$2,131,024
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$210,467	$159,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,948	7,345
Stock-based compensation	29,050	25,930
Non-cash lease expense	5,994	6,096
Acquired in-process research and development technology	2,025	—
Other, net	(2,019)	(4,786)
Changes in operating assets and liabilities:
Trade receivables, net	(42,031)	(16,119)
Inventory	(3,389)	(71)
Prepaid expenses and other assets	58,653	20,320
Accrued collaboration liabilities	4,044	4,605
Accounts payable and other liabilities	(17,897)	8,501
Net cash provided by operating activities	251,845	211,437
Cash flows from investing activities:
Purchases of marketable securities	(274,161)	(186,701)
Proceeds from maturities and sales of marketable securities	225,125	258,917
Purchases of property, equipment and other, net	(1,509)	(2,952)
Acquired in-process research and development technology	(525)	(19,500)
Net cash provided by (used in) investing activities	(51,070)	49,764
Cash flows from financing activities:
Payments for repurchases of common stock	(430,352)	(283,934)
Proceeds from issuance of common stock under the equity incentive plan	7,472	11,627
Taxes paid related to net share settlement of equity awards	(34,231)	(22,516)
Net cash used in financing activities	(457,111)	(294,823)
Net decrease in cash and cash equivalents	(256,336)	(33,622)
Cash and cash equivalents at beginning of period	482,488	217,374
Cash and cash equivalents at end of period	$226,152	$183,752
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Exelixis, Inc. (Exelixis, we, our or us) is an oncology company innovating next-generation medicines and regimens at the forefront of cancer care. We have produced four marketed pharmaceutical products, two of which are formulations of our flagship molecule, cabozantinib, and we are steadily advancing and evolving our product pipeline portfolio, including our lead clinical asset, zanzalintinib, currently under review by the U.S. Food and Drug Administration (FDA) for the treatment of certain forms of colorectal cancer, as well as the focus of an extensive late-stage clinical development program in other indications. With a rational and disciplined approach to investment, we are leveraging our internal experience and expertise, and the strength of strategic partnerships, to identify and pursue opportunities across the landscape of scientific modalities, including small molecules and biotherapeutics, such as antibody-drug conjugates.
Sales related to cabozantinib account for the majority of our revenues. Cabozantinib is an inhibitor of multiple tyrosine kinases, including MET, AXL, VEGF receptors and RET and has been approved by the FDA, and in other countries for all or a combination of, the following: as CABOMETYX® (cabozantinib) tablets for advanced renal cell carcinoma (RCC) (both alone and in combination with Bristol-Myers Squibb Company’s nivolumab (OPDIVO®)), previously treated hepatocellular carcinoma, previously treated, radioactive iodine-refractory differentiated thyroid cancer, and previously treated, unresectable, locally advanced or metastatic, well-differentiated pancreatic neuroendocrine tumors and extra-pancreatic neuroendocrine tumors; and as COMETRIQ® (cabozantinib) capsules for progressive, metastatic medullary thyroid cancer. For physicians treating these types of cancer, cabozantinib has become or is becoming an important medicine in their selection of effective therapies.
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
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31. Fiscal year 2026, which is a 52-week fiscal year, will end on January 1, 2027 and fiscal year 2025, which was a 52-week fiscal year, ended on January 2, 2026. For convenience, references in this report as of and for the fiscal periods ended April 3, 2026 and April 4, 2025, and as of and for the fiscal years ending January 1, 2027 and ended January 2, 2026, are indicated as being as of and for the periods ended March 31, 2026 and March 31, 2025, and the years ending December 31, 2026 and ended December 31, 2025, respectively.
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial statements for the periods presented have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any future period. The accompanying Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2025, included in Part II, Item 8 of our Annual Report on Form 10-K, filed with the SEC on February 10, 2026 (Fiscal 2025 Form 10-K).

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
Significant Accounting Policies
There have been no material changes to our significant accounting policies during the three months ended March 31, 2026, as compared to the significant accounting policies disclosed in “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2025 Form 10-K.
Recently Adopted Accounting Pronouncements
There were no new accounting pronouncements adopted by us since our filing of the Fiscal 2025 Form 10-K, which could have a significant effect on our Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which enhances the disclosures required for expense disaggregation in our annual and interim consolidated financial statements. In January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) – Clarifying the effective Date (ASU 2025-01), which clarifies the effective date of ASU 2024-03 for companies with a non-calendar year end. ASU 2024-03 is effective for us in our annual reporting for fiscal year 2027, and in our interim periods beginning in fiscal year 2028. Early adoption and retrospective application are permitted. We are currently evaluating the impact of ASU 2024-03 on our Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06) to clarify and modernize the accounting for costs related to internal-use software by removing all references to software development project stages and clarifying the threshold entities apply to begin capitalizing costs. ASU 2025-06 is effective for us in our annual reporting for fiscal year 2028. Early adoption and retrospective reporting are permitted. We do not expect the adoption of ASU 2025-06 to have a material impact on our Consolidated Financial Statements.
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
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (ASU 2025-12), which addresses thirty-three issues, representing amendments to Accounting Standards Codification (ASC) topics that clarify, correct errors or make minor improvements. ASU 2025-12 makes the ASC topics easier to understand and apply. ASU 2025-12 is effective for us in our annual reporting for fiscal year 2027, and in our interim periods beginning in fiscal year 2027. Early adoption and retrospective application are permitted on an issue-by-issue basis. We are currently evaluating the impact of ASU 2025-12 on our Consolidated Financial Statements.

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
The segment and consolidated net income, including significant segment expenses were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$610,812	$555,447
Less:
Cost of goods sold	19,953	19,172
Drug discovery	19,476	18,253
Development	135,715	153,217
Selling, general, and administrative	122,870	120,775
Other segment items(1)	61,238	57,416
Interest income	(16,127)	(19,076)
Provision for income taxes	57,220	46,074
Segment and consolidated net income	$210,467	$159,616
_________________
(1) Other segment items include stock-based compensation, other research and development expenses, including the allocation of general corporate costs to research and development services and development cost reimbursements in connection with certain of our collaboration arrangements, and other income (expenses), net.
All of our long-lived assets are located in the U.S. See “Note 3. Revenues” for enterprise-wide disclosures about product sales, revenues from major customers and revenues by geographic region.
NOTE 3. REVENUES
Revenues consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Product revenues:
Gross product revenues	$795,354	$721,711
Discounts and allowances	(240,377)	(208,428)
Net product revenues	554,977	513,283
Collaboration revenues:
License revenues	56,948	42,480
Collaboration services revenues	(1,113)	(316)
Collaboration revenues	55,835	42,164
Total revenues	$610,812	$555,447

The percentage of total revenues by customer who individually accounted for 10% or more of our total revenues were as follows:

	Three Months Ended March 31,
	2026	2025
Affiliates of Cencora, Inc.	22%	23%
Affiliates of McKesson Corporation	18%	18%
Affiliates of CVS Health Corporation	16%	14%
Accredo Health, Incorporated	10%	12%
Affiliates of Optum Specialty Pharmacy	*	10%
___________________
(*) Represents less than 10% of our total revenues in the applicable period.
The percentage of trade receivables by customer who individually accounted for 10% or more of our trade receivables were as follows:

	March 31, 2026	December 31, 2025
Affiliates of Cencora, Inc.	25%	23%
Affiliates of McKesson Corporation	23%	25%
Ipsen Pharma SAS	15%	19%
Affiliates of CVS Health Corporation	13%	13%
Cardinal Health, Inc.	11%	12%
Total revenues by geographic region were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
U.S.	$558,546	$517,184
Europe	39,568	32,706
Japan	12,698	5,557
Total revenues	$610,812	$555,447
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

Net product revenues by product were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
CABOMETYX	$552,773	$510,872
COMETRIQ	2,204	2,411
Net product revenues	$554,977	$513,283
Product Sales Discounts and Allowances
The activities and ending reserve balances for each significant category of discounts and allowances (which constitute variable consideration) were as follows (in thousands):

	Chargebacks, Discounts for Prompt Payment and Other	Other Customer Credits/Fees and Co-pay Assistance	Rebates	Total
Balance at December 31, 2025	$34,223	$23,612	$36,284	$94,119
Provision related to sales made in:
Current period	155,874	21,319	63,447	240,640
Prior periods	614	(294)	(583)	(263)
Payments and customer credits issued	(154,966)	(23,710)	(54,183)	(232,859)
Balance at March 31, 2026	$35,745	$20,927	$44,965	$101,637
The allowance for chargebacks, discounts for prompt payment and other are recorded as a reduction of trade receivables, net, and the remaining reserves are recorded as rebates and fees due to customers in the accompanying Condensed Consolidated Balance Sheets.
Contract Assets and Liabilities
We receive payments from our collaboration partners based on billing schedules established in each contract. Amounts are recorded as accounts receivable when our right to consideration is unconditional. We may also recognize revenue in advance of the contractual billing schedule and such amounts are recorded as a contract asset when recognized. We may be required to defer recognition of revenue for upfront and milestone payments until we perform our obligations under these arrangements, and such amounts are recorded as deferred revenue upon receipt or when due. For those contracts that have multiple performance obligations, contract assets and liabilities are reported on a net basis at the contract level. There were no contract assets as of March 31, 2026 and December 31, 2025. Contract liabilities are primarily related to deferred revenues from Ipsen Pharma SAS (Ipsen) and Takeda Pharmaceutical Company Limited (Takeda).
Contract liabilities were as follows (in thousands):

	March 31, 2026	December 31, 2025
Contract liabilities:
Current portion(1)	$1,154	$1,115
Non-current portion(2)	5,164	6,112
Total contract liabilities	$6,318	$7,227
____________________
(1) Presented in other current liabilities in the accompanying Condensed Consolidated Balance Sheets.
(2) Presented in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
During the three months ended March 31, 2026 and 2025, we recognized $1.1 million and $1.3 million, respectively, in revenues that were included in the beginning deferred revenues balance for those periods.
During the three months ended March 31, 2026 and 2025, we recognized $59.9 million and $42.5 million, respectively, in revenues for performance obligations satisfied in previous periods. Such revenues were primarily related to royalty payments allocated to our license performance obligations for our collaborations with Ipsen and Takeda and the recognition of revenues for the achievement of milestones, including a commercial milestone achieved during the first quarter of 2026.
As of March 31, 2026, $19.1 million of the combined transaction prices for our Ipsen and Takeda collaborations were allocated to research and development services performance obligations that had not yet been satisfied. See “Note 4. Collaboration Agreements and Business Development Activities” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2025 Form 10-K for additional information about the expected timing to satisfy these performance obligations.
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
See “Note 4. Collaboration Agreements and Business Development Activities” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2025 Form 10-K for additional information on certain of our collaboration agreements and in-licensing arrangements.
Cabozantinib Commercial Collaborations
Ipsen Collaboration
In February 2016, we entered into a collaboration and license agreement with Ipsen for the commercialization and further development of cabozantinib, which was subsequently amended and restated to, among other things, modify the amount of reimbursements we receive for costs associated with pharmacovigilance activities. The parties’ efforts are governed through a joint steering committee and appropriate subcommittees established to guide and oversee the collaboration’s operation and strategic direction; provided, however, that we retain final decision-making authority with respect to cabozantinib’s ongoing development.
Revenues under the collaboration agreement with Ipsen were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
License revenues	$43,532	$33,979
Collaboration services revenues	(3,964)	(1,273)
Total collaboration revenues	$39,568	$32,706
Takeda Collaboration
In January 2017, we entered into a collaboration and license agreement with Takeda, which was subsequently amended, to, among other things, modify the amount of reimbursements we receive, for costs associated with our required pharmacovigilance activities and milestones we are eligible to receive, as well as modify certain cost-sharing obligations related to the Japan-specific development costs associated with certain studies for the commercialization and further development of cabozantinib and also grant Exelixis the right to develop and commercialize a competing product in Japan and modify certain costs sharing and milestone payments that may become payable if Takeda opts into certain studies. The operation and strategic direction of the parties’ collaboration is governed through a joint executive committee and appropriate subcommittees.

Revenues under the collaboration agreement with Takeda were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
License revenues	$7,653	$2,759
Collaboration services revenues	2,852	957
Total collaboration revenues	$10,505	$3,716

During the three months ended March 31, 2026, we recognized $7.7 million in revenues in connection with an $8.0 million commercial milestone payment from Takeda, which was earned upon their achievement of $300.0 million of cumulative net sales of cabozantinib in Japan. Of the revenues recognized from this milestone, $5.3 million was allocated to license revenues and $2.4 million was allocated to collaboration services revenues. Upon the achievement of this commercial milestone, the tiered royalty rate on annual net sales reset to 20% and will reset each calendar year, thereafter.
Royalty Pharma
In October 2002, we established a product development and commercialization collaboration agreement with GlaxoSmithKline (now GSK plc, or GSK), that required us to pay a 3% royalty to GSK on the worldwide net sales of any product containing cabozantinib sold by us and our collaboration partners. Effective January 1, 2021, Royalty Pharma plc (Royalty Pharma) acquired from GSK all rights, title and interest in royalties on net product sales containing cabozantinib for non-U.S. markets for the full term of the royalty and for the U.S. market through September 2026, after which time U.S. royalties will revert back to GSK. Royalty fees earned by Royalty Pharma in connection with our sales of cabozantinib are included in cost of goods sold and as a reduction of collaboration services revenues for sales by our collaboration partners. Such royalty fees earned by Royalty Pharma were $22.9 million and $20.4 million during the three months ended March 31, 2026 and 2025, respectively.
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
During the three months ended March 31, 2026 and 2025, we recognized $7.9 million and $5.3 million, respectively, within research and development expenses on the Condensed Consolidated Statements of Income, primarily related to development milestone payments for the cost of intellectual property that have not yet achieved technological feasibility, research and development funding and other fees.
As of March 31, 2026, in conjunction with the active collaborative in-licensing arrangements and asset purchase agreements, we are subject to potential future development milestone payments of up to $441.5 million, regulatory milestone payments of up to $278.0 million and commercial milestone payments of up to $2.5 billion, each in the aggregate per product or target, as well as royalties on future net sales of products.

NOTE 5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$207,972	$—	$—	$207,972
Corporate bonds	889,953	1,546	(1,681)	889,818
U.S. Treasury and government-sponsored enterprises	159,499	209	(274)	159,434
Municipal bonds	8,714	14	(3)	8,725
Total debt securities available-for-sale	1,266,138	1,769	(1,958)	1,265,949
Money market funds	97,686	—	—	97,686
Certificates of deposit	62,716	—	—	62,716
Total cash, cash equivalents and marketable securities	$1,426,540	$1,769	$(1,958)	$1,426,351

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$241,439	$—	$—	$241,439
Corporate bonds	882,390	4,138	(28)	886,500
U.S. Treasury and government-sponsored enterprises	154,449	700	(10)	155,139
Municipal bonds	8,715	49	—	8,764
Total debt securities available-for-sale	1,286,993	4,887	(38)	1,291,842
Cash	112	—	—	112
Money market funds	304,352	—	—	304,352
Certificates of deposit	66,388	—	—	66,388
Total cash, cash equivalents and marketable securities	$1,657,845	$4,887	$(38)	$1,662,694
Interest receivable was $10.5 million and $12.4 million as of March 31, 2026 and December 31, 2025, respectively, and is included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Realized gains and losses on the sales of marketable securities were immaterial during the three months ended March 31, 2026 and 2025.

We manage credit risk associated with our marketable securities portfolio through our investment policy, which limits purchases to high-quality issuers and the amount of our portfolio that can be invested in a single issuer. The fair value and gross unrealized losses on debt securities available-for-sale in an unrealized loss position were as follows (in thousands):

	March 31, 2026
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$406,431	$(1,675)	$2,975	$(6)	$409,406	$(1,681)
U.S. Treasury and government-sponsored enterprises	70,556	(242)	4,965	(32)	75,521	(274)
Municipal Bonds	3,407	(3)	—	—	3,407	(3)
Total	$480,394	$(1,920)	$7,940	$(38)	$488,334	$(1,958)

	December 31, 2025
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$46,851	$(25)	$5,104	$(3)	$51,955	$(28)
U.S. Treasury and government-sponsored enterprises	11,350	(5)	4,991	(5)	16,341	(10)
Total	$58,201	$(30)	$10,095	$(8)	$68,296	$(38)
There were 230 and 35 debt securities available-for-sale in an unrealized loss position as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026, we did not record an allowance for credit losses or other impairment charges on our marketable securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. Based on the scheduled maturities of our marketable securities, we determined that it was more likely than not that we will hold these marketable securities for a period of time sufficient for a recovery of our cost basis.
The fair values of debt securities available-for-sale by contractual maturity were as follows (in thousands):

	March 31, 2026	December 31, 2025
Maturing in one year or less	$616,805	$691,409
Maturing after one year through five years	649,144	600,433
Total debt securities available-for-sale	$1,265,949	$1,291,842
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

The classifications within the fair value hierarchy of our financial assets that were measured and recorded at fair value on a recurring basis were as follows (in thousands):

	March 31, 2026
	Level 1	Level 2	Total
Commercial paper	$—	$207,972	$207,972
Corporate bonds	—	889,818	889,818
U.S. Treasury and government-sponsored enterprises	—	159,434	159,434
Municipal bonds	—	8,725	8,725
Total debt securities available-for-sale	—	1,265,949	1,265,949
Money market funds	97,686	—	97,686
Certificates of deposit	—	62,716	62,716
Total financial assets carried at fair value	$97,686	$1,328,665	$1,426,351

	December 31, 2025
	Level 1	Level 2	Total
Commercial paper	$—	$241,439	$241,439
Corporate bonds	—	886,500	886,500
U.S. Treasury and government-sponsored enterprises	—	155,139	155,139
Municipal bonds	—	8,764	8,764
Total debt securities available-for-sale	—	1,291,842	1,291,842
Money market funds	304,352	—	304,352
Certificates of deposit	—	66,388	66,388
Total financial assets carried at fair value	$304,352	$1,358,230	$1,662,582
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
As of March 31, 2026, we had one forward contract outstanding to sell €3.5 million. The forward contract with a maturity of three months is recorded at fair value and is included in other current liabilities in the accompanying Condensed Consolidated Balance Sheets. The unrealized gain on the forward contract was immaterial as of March 31, 2026. The forward contract is considered a Level 2 in the fair value hierarchy of our fair value measurements. The net realized gains (losses) we recognized on the maturity of forward contracts were immaterial for each of the three months ended March 31, 2026 and 2025, and are included in other income (expenses), net in the accompanying Condensed Consolidated Statements of Income.

NOTE 7. INVENTORY
Inventory consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$737	$894
Work in process	51,870	53,531
Finished goods	11,303	5,942
Total	$63,910	$60,367

Balance Sheet classification:
Current portion included in inventory	$26,605	$21,686
Non-current portion included in other non-current assets	37,305	38,681
Total	$63,910	$60,367
NOTE 8. STOCKHOLDERS’ EQUITY
Stock-based Compensation
We have an equity incentive plan under which we grant stock options and restricted stock units (RSUs), including market condition-based RSUs and performance-based RSUs (PSUs) to employees and directors. As of March 31, 2026, 12.5 million shares were available for grant under the Exelixis, Inc. 2017 Equity Incentive Plan (as amended and restated, the 2017 Plan). The share reserve is reduced by 1 share for each share issued pursuant to a stock option and 2 shares for full value awards, including RSUs and PSUs.
We allocated the stock-based compensation for our 2017 Plan and our 2000 Employee Stock Purchase Plan (as amended and restated, the Amended ESPP) as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$12,318	$9,522
Selling, general and administrative	16,732	16,408
Total stock-based compensation	$29,050	$25,930
Stock-based compensation for each type of award under our 2017 Plan and Amended ESPP were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock options	$253	$1,060
Restricted stock units	27,059	23,102
Performance stock units	—	241
Employee stock purchase plan	1,738	1,527
Total stock-based compensation	$29,050	$25,930
As of March 31, 2026, there were 1.5 million stock options outstanding and $0.6 million of related unrecognized stock-based compensation.
In February 2026, we awarded to certain employees an aggregate of 0.7 million RSUs (the target number) that are subject to a total shareholder return (TSR) market condition and a time-based service condition (the 2026 TSR-based RSUs). The TSR market condition is based on our relative TSR percentile rank compared to companies in the Nasdaq Biotechnology Index during the performance period, which is January 3, 2026 through December 29, 2028. Depending on the results relative to the TSR market condition, the holders of the 2026 TSR-based RSUs may earn up to 200% of the target number of shares. Following achievement of the market condition at the end of the performance period and upon employee’s continuous service through the vesting dates, 50% of the shares earned pursuant to the 2026 TSR-based RSUs will vest shortly after the end of the performance period, and the remainder will vest approximately one year later. The 2026 TSR-based RSUs will be forfeited if the market condition at or above a threshold level is not achieved, and/or the time-based service condition is not fulfilled, by the end of the performance period and through the vesting dates.
We used a Monte Carlo simulation model and the following assumptions to determine the grant date fair value of $55.31 per share for the 2026 TSR-based RSUs:

2026 TSR-based RSUs
Fair value of Exelixis common stock on grant date	$44.28
Expected volatility	35.5%
Risk-free interest rate	3.4%
Dividend yield	—%
The Monte Carlo simulation model for our 2026 TSR-based RSUs assumed correlations of returns of the stock prices of Exelixis common stock and the common stock of a peer group of companies and historical stock price volatility of the peer group of companies. The valuation model also used terms based on the remaining length of the performance period and compound annual growth rate goals for TSR based on the provisions of the awards. Stock-based compensation related to RSUs with a market condition is recognized regardless of the outcome of the market condition.
During the three months ended March 31, 2026, we granted 1.6 million service-based RSUs with a weighted- average grant date fair value of $44.17 per share. As of March 31, 2026, there were 18.2 million RSUs outstanding, including RSUs that are subject to market conditions, and $366.9 million of related unrecognized stock-based compensation. Service-based RSUs granted to employees during the three months ended March 31, 2026, have vesting conditions and contractual lives of a similar nature to those described in “Note 9. Stockholders’ Equity” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2025 Form 10-K.
Common Stock Repurchases
In October 2025, our Board of Directors authorized a stock repurchase program (SRP) to acquire up to $750.0 million of our outstanding common stock before December 31, 2026. Under this SRP, as of March 31, 2026, we repurchased 13.7 million shares of common stock for an aggregate purchase price of $590.6 million. As of March 31, 2026, approximately $159.4 million remained available under the SRP for future stock repurchases before December 31, 2026. In May 2026, our Board of Directors authorized the repurchase of up to an additional $750.0 million of our outstanding common stock by December 31, 2027. Stock repurchases under these SRPs may be made from time to time through a variety of methods, which may include open market purchases, in block trades, Rule 10b5-1 trading plans, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. The timing and amount of any stock repurchases under the SRPs will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of our common stock and general market conditions. The SRPs do not obligate us to acquire any amount of our common stock, and the SRPs may be modified, suspended or discontinued at any time without prior notice.
NOTE 9. PROVISION FOR INCOME TAXES
The effective tax rates for the three months ended March 31, 2026 was 21.4%, as compared to 22.4% for the corresponding period in 2025. The effective tax rate for the three months ended March 31, 2026, differed from the U.S. federal statutory tax rate of 21%, primarily due to state taxes, partially offset by excess tax benefits related to certain stock grants and the Foreign-Derived Intangible Income deduction. The effective tax rate for the three months ended March 31, 2025, differed from the U.S. federal statutory tax rate of 21%, primarily due to state taxes, partially offset by excess tax benefits related to certain stock grants and the generation of federal tax credits.

NOTE 10. NET INCOME PER SHARE
Net income per share — basic and diluted, were computed as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$210,467	$159,616
Denominator:
Weighted-average common shares outstanding — basic	258,329	278,804
Dilutive securities	8,993	9,373
Weighted-average common shares outstanding — diluted	267,322	288,177

Net income per share — basic	$0.81	$0.57
Net income per share — diluted	$0.79	$0.55
Basic net income per share is computed using the weighted-average number of common shares outstanding during the periods. The diluted net income per share is computed using the weighted-average number of common shares outstanding and dilutive potential common shares outstanding during the periods. Dilutive common shares outstanding include the dilutive effect of in-the-money options, unvested RSUs (including market condition-based RSUs), unvested PSUs when the performance condition is met and ESPP contributions. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method.
Certain potential common shares were excluded from our calculation of weighted-average common shares outstanding — diluted because either they would have had an anti-dilutive effect on net income per share or they were related to shares from PSUs or from market condition-based RSUs that were contingently issuable, and the contingency had not been satisfied at the end of the reporting period.
The weighted-average potential common shares excluded from our calculation were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Anti-dilutive securities and contingently issuable shares excluded	2,940	1,546
NOTE 11. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
MSN ANDA Litigation
Consolidated lawsuits in the United States District Court for the District of Delaware (the Delaware District Court), numbered Civil Action Nos. 19-02017 and 20-00633 (collectively referred to as MSN I), related to an Abbreviated New Drug Application (ANDA) submitted to the FDA and an amendment thereto by MSN Pharmaceuticals, Inc. (individually and collectively with certain of its affiliates, including MSN Laboratories Private Limited, referred to as MSN), requesting approval to market a generic version of CABOMETYX tablets. The litigation included U.S. Patents No. 7,579,473, composition of matter (the ’473 Patent), 8,497,284, methods of treatment (the ’284 Patent), 8,877,776, salt and polymorphic forms (the ’776 Patent), 9,724,342, formulations (the ’342 Patent), 10,034,873, methods of treatment (the ’873 Patent), and 10,039,757, methods of treatment (the ’757 Patent), which are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations, also referred to as the Orange Book, for CABOMETYX. On January 19, 2023, the Delaware District Court issued a ruling rejecting MSN’s invalidity challenge to the ’473 Patent. The Delaware District Court also ruled that MSN’s proposed ANDA product does not infringe the ’776 Patent. In accordance with these rulings, the Delaware District Court entered judgment that the effective date of any final FDA approval of MSN’s ANDA shall not be a date earlier than August 14, 2026, the expiration date of the ’473 Patent. Final judgment was entered on January 30, 2023. This ruling in MSN I did not impact our separate MSN II lawsuit (as defined below).

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
On November 22, 2024, MSN noticed an appeal to the Court of Appeals for the Federal Circuit (CAFC) and we noticed a cross-appeal on November 26, 2024. On April 1, 2025, MSN filed its Opening Brief arguing that the asserted claims of the ’439, ’440, ’015, and ’349 Patents are invalid. On June 10, 2025, the CAFC granted our request to dismiss our cross-appeal. On June 11, 2025, we filed our Response Brief. On August 1, 2025, MSN filed its Reply Brief. Oral argument in this matter has been scheduled for June 4, 2026.
In February 2025, we received another notice letter from MSN regarding its ANDA, requesting FDA approval to market a generic version of CABOMETYX tablets. MSN’s notice letter included a Paragraph IV certification with respect to Orange Book-listed patent U.S. Patent No. 12,128,039, low impurity (the ’039 Patent), which expires in 2032. On March 19, 2025, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of this patent arising from MSN’s further amendment of its ANDA filing with the FDA. On April 10, 2025, MSN filed its response to the complaint, alleging that the asserted claims of the ’039 Patent are invalid, unenforceable, and not infringed. On May 1, 2025, we filed our answer to MSN’s counterclaim. On August 18, 2025, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to the ’039 Patent, if those claims are not found to be invalid or unenforceable, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s proposed ANDA product prior to the expiration of the ’039 Patent would also infringe certain claims of the patent, if those claims are not found to be invalid or unenforceable. This litigation has been consolidated with the Sun Pharmaceutical Industries Ltd. (Sun) and Azurity Pharmaceuticals, Inc. (Azurity) litigations for the trial scheduled for November 2, 2026 (Consolidated Litigation). For additional information on the Consolidated Litigation, see “– Legal Proceedings – Consolidated Litigation.”

Sun ANDA Litigation
On September 17, 2024, we received a notice letter regarding an ANDA submitted to the FDA by Sun, requesting approval to market a generic version of CABOMETYX tablets. Sun’s notice letter included a Paragraph IV certification with respect to the ’776 Patent, the ’342 Patent, the ’873 Patent, the ’757 Patent, the ’439 Patent, the ’440 Patent, the ’015 Patent, and the ’349 Patent, which are listed in the Orange Book, for CABOMETYX. On October 30, 2024, we filed a complaint in the Delaware District Court for patent infringement against Sun asserting infringement of the ’776, ’439, ’440, and ’015 Patents. On January 22, 2025, Sun filed its response to the complaint, alleging that the asserted claims of the patents at issue are invalid and not infringed. Sun also filed counterclaims that, inter alia, seek a declaratory judgment that Sun’s ANDA would not infringe any valid and enforceable claim of the ’776, ’439, ’440, ’015, ’342, ’873, ’757, and ’349 Patents. On March 14, 2025, we filed our answer to Sun’s counterclaims.
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
In December 2025, we entered into a settlement agreement (Sun Settlement Agreement) with Sun. In accordance with the Sun Settlement Agreement, the parties terminated all ongoing Hatch-Waxman litigation between Exelixis and Sun regarding CABOMETYX patents pending in the U.S. District Court for the District of Delaware. These Sun litigations were terminated on December 30, 2025, at which time, in accordance with the Sun Settlement Agreement, Sun was dismissed from the Consolidated Litigation.
Azurity 505(b)(2) NDA Litigation
In March 2025, we received a notice letter regarding a 505(b)(2) New Drug Application (505(b)(2)) submitted to the FDA by Azurity, requesting approval to market cabozantinib tablets. Azurity’s notice letter included a Paragraph IV certification with respect to the ’776 Patent, the ’342 Patent, the ’873 Patent, the ’757 Patent, the ’439 Patent, the ’440 Patent, the ’015 Patent, the ’349 Patent, and the ’039 Patent which are listed in the Orange Book, for CABOMETYX. On April 18, 2025, we filed a complaint in the Delaware District Court for patent infringement against Azurity asserting infringement of the ’776, ’439, ’440, ’015, ’349, and ’039 Patents. On April 24, 2025, we filed our First Amended Complaint alleging infringement of the same patents. On June 11, 2025, Azurity filed its response to the complaint, alleging that the asserted claims of the patents at issue are not infringed and/or invalid. On July 2, 2025, we filed our answer to Azurity’s counterclaims. On July 28, 2025, Azurity filed motions for judgment on the pleadings regarding the non-infringement of the ’776, ’439, ’440, ’015, ’349, and ’039 Patents. On August 25, 2025, we filed our answering briefs to Azurity’s motions for judgment on the pleadings. On September 15, 2025, Azurity filed its reply briefs. This Azurity litigation was consolidated in the Consolidated Litigation.
Consolidated Litigation
On August 8, 2025, the Delaware District Court ordered that the then-pending abovementioned MSN, Sun, and Azurity district court litigations be consolidated with the trial scheduled for November 2, 2026. On December 30, 2025, in accordance with the Sun Settlement Agreement, Sun was dismissed from the Consolidated Litigation.
Other
In November 2025, we received a notice letter regarding a 505(b)(2) New Drug Application submitted to the FDA by Handa Oncology, LLC (Handa), requesting approval to market cabozantinib capsules (in the form of cabozantinib lauryl sulfate). Handa’s notice letter included a Paragraph IV certification with respect to the ’776 Patent, the ’342 Patent, the ’873 Patent, the ’757 Patent, the ’439 Patent, the ’440 Patent, the ’015 Patent, the ’349 Patent, and the ’039 Patent which are listed in the Orange Book, for CABOMETYX. Handa’s notice letter also included a Paragraph III certification with respect to the ’473 patent. In April 2026, we filed a citizen petition with the FDA pursuant to section 505(q) of the Food, Drug, and Cosmetic Act notifying the FDA that Handa’s application raises new questions of safety and effectiveness requiring clinical data to support approval. The company continues to evaluate all legal and strategic options with respect to Handa’s product.

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains forward-looking statements. These statements are based on Exelixis, Inc.’s (Exelixis, we, our or us) current expectations, assumptions, estimates and projections about our business and our industry and involve known and unknown risks, uncertainties and other factors that may cause our company’s or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (SEC) on February 10, 2026 (Fiscal 2025 Form 10-K), as supplemented by the information appearing in Part II, Item 1A of our subsequent Quarterly Reports on Form 10-Q as well as those discussed elsewhere in this report. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report and the consolidated financial statements and accompanying notes thereto included in the Fiscal 2025 Form 10-K.
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
Sales related to cabozantinib account for the majority of our revenues. Cabozantinib is an inhibitor of multiple tyrosine kinases, including MET, AXL, VEGF receptors and RET and has been approved by the FDA, and in 68 other countries, for all or a combination of, the following indications: as CABOMETYX® (cabozantinib) tablets for advanced renal cell carcinoma (RCC) (both alone and in combination with Bristol-Myers Squibb Company’s nivolumab (OPDIVO®)), previously treated hepatocellular carcinoma (HCC), previously treated, RAI-refractory differentiated thyroid cancer (DTC) and previously treated, unresectable, locally advanced or metastatic, well-differentiated pancreatic neuroendocrine tumors (pNET) and extra-pancreatic neuroendocrine tumors (epNET); and as COMETRIQ® (cabozantinib) capsules for progressive, metastatic medullary thyroid cancer. For physicians treating these types of cancer, cabozantinib has become or is becoming an important medicine in their selection of effective therapies.
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
We plan to continue leveraging our operating cash flows to advance a broad array of diverse biotherapeutics and small molecule programs for the treatment of cancer, as well as to support company-sponsored and externally sponsored clinical trials evaluating cabozantinib and zanzalintinib, a novel oral inhibitor of kinases including the TAM kinases (TYRO3, AXL, MER), MET and VEGF receptors. Our zanzalintinib development program includes a series of ongoing and planned pivotal trials to explore its therapeutic potential in CRC, clear cell (cc) and non-clear cell (ncc) RCC, and neuroendocrine tumors (NET), as well as earlier-stage trials in meningioma, lung cancer and castration-resistant prostate cancer. Our pipeline programs in phase 1 development each have best-in-class potential and include: XL309, a small molecule inhibitor of USP1, which has emerged as a synthetic lethal target in the context of BRCA-mutated tumors; XB010, an ADC consisting of a MMAE payload conjugated to a mAb targeting the tumor antigen 5T4; XB628, a first-in-class bispecific antibody that simultaneously targets PD-L1 and NKG2A, identified as key regulators of adaptive and innate immune cell activity; and XB371, a next-generation tissue factor (TF)-targeting ADC with a topoisomerase inhibitor payload. We complement our internal drug discovery and development efforts by in-licensing or acquiring, or obtaining options to in-license or acquire, investigational oncology assets from third parties if those oncology assets demonstrate evidence of, or potential for, clinical success.
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
The Inflation Reduction Act of 2022 (IRA) introduced numerous substantial changes to drug pricing, reimbursement and access support in the U.S., including enabling the Centers for Medicare & Medicaid Services (CMS) to assert control over the prices of certain single-source drugs and biotherapeutics reimbursed under Medicare Part B and Part D (the Medicare Drug Price Negotiation Program). CMS has begun to announce rounds of drugs eligible for negotiation and establish so-called “Maximum Fair Prices” (MFP) under the Medicare Drug Price Negotiation Program. The IRA also contains a limited exception for small biotech drug manufacturers, which applies on a drug-specific basis, and provides that qualifying drugs will be exempt from possible pricing negotiation through 2028 and eligible for a lower limit (i.e., a price floor) on the potential MFP in 2029 and 2030, if the manufacturers of those drugs continue to qualify each year (small biotech exception). We have qualified for the small biotech exception with respect to our cabozantinib franchise products through Initial Price Applicability Year (IPAY) 2028. We also intend to apply to CMS to maintain our small biotech exception and price floor each subsequent year through 2030. Separately, in December 2024, CMS released final guidance on another program, the Medicare Part D Manufacturer Discount Program (Part D Discount Program), which requires manufacturers to take on more of the beneficiary cost previously subsidized by the federal government through the application of increased drug discounts. We have since received notice from CMS that we qualify for the "specified small manufacturer” designation and are thereby eligible for a phase-in of the increased manufacturer discounts under the Part D Discount Program, from 2025 to 2031. In April 2026, CMS also issued a final rule on the Part D Discount Program that largely codifies the final guidance. The IRA also imposes additional rebates for certain Part B and Part D drugs where relevant pricing metrics associated with the products increase faster than inflation.
There have also been proposals from the current U.S. administration that aim to lower prescription drug costs. Central among these proposals is the most favored nation (“MFN”) drug pricing policy, which seeks to equalize the prices of drugs in the U.S. with the prices of those drugs in other developed countries. In 2025, an executive order directed the Department of Health and Human Services (HHS) and other federal agencies to implement MFN pricing through new models and potential regulatory actions. CMS has since announced pilot programs under both the Medicare and Medicaid Programs designed to apply MFN pricing principles to drug reimbursement. The pilot programs would tie reimbursement rates for certain covered drugs to lower prices observed in comparable international markets, though the full scope, timing and impact of these initiatives remain uncertain. Separately, on April 2, 2026, the administration issued a Proclamation under Section 232 of the Trade Expansion Act of 1962, imposing tariffs of up to 100% on certain imported patented pharmaceuticals and pharmaceutical ingredients, subject to exceptions for companies that have reached or are negotiating an MFN agreement, among other exceptions. Adoption of these programs and other measures could limit reimbursement of pharmaceuticals. As a result, the business case for any product that receives regulatory approval for commercial sale in the U.S. may be negatively impacted if the government and third-party payers fail to provide adequate coverage and reimbursement.

To develop and commercialize cabozantinib outside the U.S., we have entered into license agreements with Ipsen Pharma SAS (Ipsen) and Takeda Pharmaceutical Company Limited (Takeda). To Ipsen, we granted the rights to develop and commercialize cabozantinib outside of the U.S. and Japan, and to Takeda we granted such rights in Japan. Both Ipsen and Takeda also contribute financially and operationally to the further global development and commercialization of the cabozantinib franchise, and we work closely with them on these activities. Utilizing its regulatory expertise and established international oncology marketing network, Ipsen has continued to execute on its commercialization plans for CABOMETYX, having received regulatory approvals and launched in multiple territories outside of the U.S., including in the European Economic Area (EEA), which covers all 27 member states of the European Union and Norway, Liechtenstein and Iceland, the United Kingdom and Canada, as a treatment for advanced RCC (both as a monotherapy and in combination with nivolumab) and for previously treated HCC and DTC indications. In July 2025, Ipsen received approval for CABOMETYX as a treatment for previously treated, well-differentiated/unresectable, locally advanced, or metastatic pNET or epNET (with local labeling variations) from the European Commission (EC) for the EEA, and health regulatory authorities in Brazil and Australia, and from health regulatory authorities in Switzerland in October 2025 and Singapore in December 2025. With respect to the Japanese market, Takeda received Manufacturing and Marketing Approvals from the Japanese Pharmaceuticals and Medical Devices Agency for monotherapy CABOMETYX as a treatment of patients with curatively unresectable or metastatic RCC and as a treatment of patients with unresectable HCC that has progressed after cancer chemotherapy, as well as for CABOMETYX in combination with nivolumab as a treatment for unresectable or metastatic RCC.
Pipeline Activities
Small Molecule Programs
Zanzalintinib
Zanzalintinib is a novel oral inhibitor of kinases including the TAM kinases (TYRO3, AXL, MER), MET and VEGF receptors, which are implicated in cancer’s growth and spread. We are evaluating zanzalintinib in a robust and growing development program that builds on our prior experience with cabozantinib and targets indications with high unmet need. We have established collaborations and will continue to explore additional opportunities for novel combinations with zanzalintinib. To date, we have initiated two large phase 1b/2 clinical trials and one phase 2 clinical trial studying zanzalintinib as a monotherapy and in combination with other therapies, including ICIs (STELLAR-001, STELLAR-002, and STELLAR-201). Patient enrollment into STELLAR-001 was completed in 2023 and preliminary results from a randomized expansion cohort of patients with metastatic CRC were presented at the American Society of Clinical Oncology (ASCO) Gastrointestinal Cancers Symposium in January 2025. In May 2025, preliminary results from an expansion cohort of patients with previously untreated advanced ccRCC from STELLAR-002 were presented at the 2025 ASCO Annual Meeting, along with data from multiple dose-escalation cohorts. In May 2026, we announced an additional expansion cohort for STELLAR-002 evaluating zanzalintinib in combination with docetaxel in metastatic castration-resistant prostate cancer patients with measurable disease, which we expect to open in the second half of 2026.
In April 2026, we initiated STELLAR-201, a phase 2 trial evaluating zanzalintinib in patients with recurrent Grade I/II/III meningioma with relapse or progression following radiation and/or surgery or those who are not candidates for these therapies. The primary endpoint of the trial is objective response rate (ORR), with secondary endpoints including progression-free survival (PFS), duration of response (DOR) and OS.
We also have three ongoing pivotal trials, two evaluating zanzalintinib in combination with ICIs and one evaluating zanzalintinib as a monotherapy. Our first such trial, STELLAR-303, was initiated in June 2022 and is evaluating zanzalintinib in combination with atezolizumab versus regorafenib in patients with metastatic, refractory non- microsatellite instability high or non-mismatch repair-deficient CRC. In June 2025, we announced positive top-line results demonstrating a statistically significant improvement in overall survival (OS) versus regorafenib in the intention-to-treat (ITT) population, and in October 2025, announced that the study demonstrated a 20% reduction in the risk of death versus regorafenib in the ITT population at the final analysis (stratified hazard ratio [HR]: 0.80; 95% confidence interval [CI]: 0.69-0.93; P=0.0045). At a prespecified interim analysis, data pertaining to the other dual primary endpoint, OS in patients without liver metastases, showed a trend in OS favoring the combination (15.9 months versus 12.8 months; stratified HR: 0.79; 95% CI: 0.61-1.03; P=0.0875) at a median follow-up of 16.8 months. Detailed findings from the study, including OS and PFS in the ITT population and in the subset of patients without liver metastases, were presented at the 2025 European Society for Medical Oncology Congress in October 2025 and simultaneously published in The Lancet. The trial will proceed to the planned final analysis for the dual primary endpoint of OS in patients without liver metastases, expected in mid-2026, depending on event rates. In December 2025, we submitted a New Drug Application (NDA) to the FDA for zanzalintinib in combination with atezolizumab for the treatment of previously treated metastatic colorectal cancer. In February 2026, we announced that the FDA had accepted our NDA and assigned a standard review, with a Prescription Drug User Fee Act (PDUFA) target action date of December 3, 2026.
The second pivotal trial, STELLAR-304, was initiated in December 2022 and is evaluating zanzalintinib in combination with nivolumab versus sunitinib in previously untreated patients with advanced nccRCC. The primary efficacy endpoints for STELLAR-304 are blinded independent radiology committee-assessed PFS and ORR per RECIST 1.1. The secondary efficacy endpoint is OS. We expect top-line results in the second half of 2026, depending on event rates.
In June 2025, we initiated STELLAR-311, a phase 2/3 pivotal trial evaluating zanzalintinib versus everolimus in patients with advanced NET, regardless of site of origin, who had received up to one prior line of therapy. The primary endpoint of the trial is PFS per RECIST 1.1 as assessed by blinded independent central review. Enrollment is currently ongoing.
Beyond STELLAR-001, STELLAR-002, STELLAR-201, STELLAR-303, STELLAR-304 and STELLAR-311, we intend to initiate additional early-stage and pivotal trials evaluating zanzalintinib across a broad array of potential future indications, including STELLAR-316, a planned phase 3 pivotal trial, in collaboration with Natera, which we anticipate will commence in mid-2026. STELLAR-316 will evaluate zanzalintinib, with and without an ICI, in patients with resected stage II/III CRC who, following completion of definitive therapy, have tested positive for MRD+ and have no radiographic evidence of disease. Natera will provide its Signatera™ assay to identify MRD+ patients for trial enrollment. Also, in May 2026, we announced STELLAR-202, a planned phase 2 trial evaluating zanzalintinib in combination with pembrolizumab in the maintenance setting in squamous non-small cell lung cancer, which we expect to initiate in the second half of 2026.
To further expand our exploration of the clinical potential of zanzalintinib, we entered into a clinical development collaboration with Merck, known as MSD outside of the United States and Canada. Pursuant to this collaboration, Merck is sponsoring KEYMAKER-U03 (a phase 1/2 trial evaluating zanzalintinib in combination with WELIREG® (belzutifan), Merck's oral HIF-2α inhibitor, in RCC), LITESPARK-033 (a phase 3 trial, initiated in December 2025, evaluating zanzalintinib in combination with WELIREG versus cabozantinib in first-line advanced RCC following an immunotherapy administered in the adjuvant setting) and LITESPARK-034 (a phase 3 trial, initiated in April 2026, evaluating the combination of zanzalintinib and WELIREG versus WELIREG and placebo in second-line or later advanced RCC patients who have progressed on or after both programmed death-ligand 1 (PD-1/L1) and vascular endothelial growth factor receptor-tyrosine kinase inhibitor (VEGFR-TKI) therapies in sequence or in combination). Merck will fund one of these phase 3 studies and we will co-fund the phase 1/2 study and the other phase 3 study, as well as supply zanzalintinib and cabozantinib. Under the collaboration, we continue to retain all global commercial and marketing rights to zanzalintinib.
Other Small Molecules
The knowledge and experience gained through our efforts to discover cabozantinib, cobimetinib and esaxerenone, each of which were approved by regulatory authorities and are commercially distributed, informs our current strategy for discovering and developing additional small molecules with the potential to treat cancer, including XL309, a potentially best-in-class small molecule inhibitor of USP1, a synthetic lethal target in the context of BRCA-mutated tumors. XL309 is currently being evaluated in a phase 1 clinical trial as monotherapy and in combination with PARP1/2 inhibition in patients with advanced solid tumors and enrollment is ongoing. XL309 has potential in patients whose tumors are no longer responsive to PARPi, including ovarian, breast and prostate cancers. XL309 also has potential in combination with PARPi agents to deepen and prolong the response seen to PARPi, as well as to broaden the activity beyond that observed in patients with tumors that harbor a BRCA1/2 mutation. We also expect to progress a development candidate from our somatostatin receptor subtype 2 agonist program toward a potential investigational new drug (IND) filing in 2026.
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
We have made significant progress under our research collaborations and in-licensing arrangements and believe we will continue to do so in 2026 and in future years. For example, in April 2025, we initiated the phase 1 study of XB628, a first-in-class bispecific antibody discovered, in part, in collaboration with Invenra, and in August 2025, we initiated a phase 1 study of XB371, a next-generation TF-targeting ADC with a topoisomerase inhibitor payload, which was discovered, in part, in collaboration with Catalent. We also expect to progress XB773, an ADC targeting the tumor antigen DLL3 (discovered, in part, in connection with our research collaborations and in-licensing agreements) toward a potential IND filing in 2026.
Beyond these biotherapeutics assets, we continue to make progress on multiple preclinical programs for molecules that address a variety of targets, and that we believe have significant potential for clinical differentiation. We anticipate that some of these other programs could reach development candidate status in 2026 and beyond.
Future Expansion of our Pipeline
Increasing the number of novel anti-cancer agents in our pipeline is essential to our overall strategy and business goals. We are working to expand our oncology product pipeline through drug discovery efforts, which encompass our diverse biotherapeutics and small molecule programs exploring multiple modalities and mechanisms of action. This approach provides a high degree of flexibility with respect to target selection and modality of treatment and allows us to prioritize those targets that we believe have the greatest chance of becoming impactful therapeutics. As part of our strategy, our drug discovery activities have and will continue to include internal research, as well as external research collaborations, in-licensing arrangements and other strategic transactions that collectively leverage a wide range of technology platforms and assets and increase our probability of success. As of the date of this Quarterly Report on Form 10-Q, we expect to progress up to two new development candidates into preclinical development during 2026. We will continue to engage in pipeline expansion initiatives with the goal of discovering, acquiring and/or in-licensing promising investigational oncology assets and then further characterizing and developing them utilizing our established preclinical and clinical development infrastructure.
First Quarter 2026 Business Updates and Financial Highlights
During the first quarter of 2026, we continued to execute on our business objectives, generating significant revenues from operations and enabling us to continue to seek to maximize the clinical and commercial potential of our products and expand our product pipeline. Significant business updates and financial highlights for the quarter and subsequent to quarter-end include:
Business Updates
•In January 2026, we announced a collaboration with Natera on STELLAR-316, a planned phase 3 pivotal trial, which we anticipate will commence in mid-2026. STELLAR-316 will evaluate zanzalintinib, with and without an ICI, in patients with resected stage II/III CRC who, following completion of definitive therapy, have tested positive for MRD+ and have no radiographic evidence of disease. Natera will provide its Signatera™ assay to identify MRD+ patients for trial enrollment.

•In February 2026, we announced that the FDA accepted our NDA for zanzalintinib in combination with atezolizumab for the treatment of previously treated metastatic colorectal cancer, based on positive results from the STELLAR-303 phase 3 pivotal trial, and had assigned a standard review, with a PDUFA target action date of December 3, 2026.
•In April 2026, we initiated STELLAR-201, a phase 2 trial evaluating zanzalintinib in patients with recurrent Grade I/II/III meningioma with relapse or progression following radiation and/or surgery or those who are not candidates for radiation and/or surgery. The primary endpoint of the trial is ORR, with secondary endpoints including PFS, DOR and OS.
•In May 2026, we announced two additional zanzalintinib studies: STELLAR-202, a planned phase 2 trial evaluating zanzalintinib in combination with pembrolizumab in the maintenance setting in squamous non-small cell lung cancer, and an additional expansion cohort in the ongoing phase 1b/2 STELLAR-002 study evaluating zanzalintinib in combination with docetaxel in metastatic castration-resistant prostate cancer patients with measurable disease. We expect to initiate STELLAR-202 and open the expansion cohort of STELLAR-002 in the second half of 2026.
•In October 2025, our Board of Directors authorized a stock repurchase program (SRP) for the repurchase of up to an additional $750 million of our common stock before December 31, 2026. Under this SRP, as of March 31, 2026, we have repurchased $590.6 million of our common stock, at an average price of $43.14 per share. Exelixis expects to complete the remainder of this SRP in May 2026. In May 2026, our Board of Directors authorized the repurchase of up to an additional $750 million of our outstanding common stock by December 31, 2027.
Financial Highlights
•Net product revenues for the first quarter of 2026 were $555.0 million, as compared to $513.3 million for the first quarter of 2025.
•Total revenues for the first quarter of 2026 were $610.8 million, as compared to $555.4 million for the first quarter of 2025.
•Research and development expenses for the first quarter of 2026 were $199.9 million, as compared to $212.2 million for the first quarter of 2025.
•Selling, general and administrative expenses for the first quarter of 2026 were $139.6 million, as compared to $137.2 million for the first quarter of 2025.
•Provision for income taxes for the first quarter of 2026 was $57.2 million, as compared to $46.1 million for the first quarter of 2025.
•Net income for the first quarter of 2026 was $210.5 million, or $0.81 per share, basic and $0.79 per share, diluted, as compared to net income of $159.6 million, or $0.57 per share, basic and $0.55 per share, diluted, for the first quarter of 2025.
See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.
Outlook, Challenges and Risks
We will continue to face numerous challenges and risks that may impact our ability to execute on our business objectives. In particular, for the foreseeable future, we expect our ability to generate sufficient cash flow to fund our business operations and growth will depend upon the continued commercial success of CABOMETYX, both alone and in combination with other therapies, as a treatment for the highly competitive indications for which it is approved. In addition, CABOMETYX will only continue to be commercially successful if private third-party and government payers continue to provide coverage and reimbursement. As is the case for all innovative pharmaceutical therapies, obtaining and maintaining coverage and reimbursement for CABOMETYX is becoming increasingly difficult, both within the U.S. and in foreign markets. Further, healthcare policymakers in the U.S. continue to express concern over healthcare costs, and corresponding legislative and policy initiatives and activities have been launched aimed at increasing the healthcare cost burdens borne by pharmaceutical manufacturers, as well as expanding access to, and restricting the prices and growth in prices of, pharmaceuticals. Furthermore, the current U.S. administration has proposed a scheme to impose tariffs on imported pharmaceuticals.
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
Some of these challenges and risks are specific to our business, others are common to companies in the biopharmaceutical industry with development and commercial operations, and an additional category are macroeconomic, affecting all companies. For a more detailed discussion of challenges and risks we face, see “Risk Factors” in Part I, Item 1A of our 2025 Form 10-K, as supplemented and, to the extent inconsistent or superseded in Part II, Item 1A of our Quarterly Reports on Form 10-Q.
Fiscal Year Convention
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31. Fiscal year 2026, which is a 52-week fiscal year, will end on January 1, 2027 and fiscal year 2025, which was a 52-week fiscal year, ended on January 2, 2026. For convenience, references in this report as of and for the fiscal periods ended April 3, 2026 and April 4, 2025, and as of and for the fiscal years ending January 1, 2027 and ended January 2, 2026, are indicated as being as of and for the periods ended March 31, 2026 and March 31, 2025, and the years ending December 31, 2026 and ended December 31, 2025, respectively.
Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2026	2025
Net product revenues	$554,977	$513,283	8%
License revenues	56,948	42,480	34%
Collaboration services revenues	(1,113)	(316)	252%
Total collaboration revenues	$55,835	$42,164	32%
Total revenues	$610,812	$555,447	10%

Net Product Revenues
Gross product revenues, discounts and allowances and net product revenues were as follows (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2026	2025
Gross product revenues	$795,354	$721,711	10%
Discounts and allowances	(240,377)	(208,428)	15%
Net product revenues	$554,977	$513,283	8%
Net product revenues by product were as follows (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2026	2025
CABOMETYX	$552,773	$510,872	8%
COMETRIQ	2,204	2,411	-9%
Net product revenues	$554,977	$513,283	8%
The increase in net product revenues for the three months ended March 31, 2026, as compared to the corresponding prior year period, was primarily related to a 7% increase in the number of CABOMETYX units sold reflecting continuing demand for CABOMETYX in combination with nivolumab as a first-line treatment of patients with advanced RCC, and demand for previously treated advanced NET and, to a lesser extent, a 1% increase in the average net selling price of CABOMETYX. The increase in sales volume was largely driven by refills, reflecting the longer duration of therapy for the combination of CABOMETYX with nivolumab, and an increase in related market share reflecting the continued evolution of the metastatic RCC and NET treatment landscapes.
We project our net product revenues may increase for the remainder of 2026, as compared to the corresponding prior year period, for similar reasons noted above.
We recognize product revenues net of discounts and allowances that are described in “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2025 Form 10-K. Discounts and allowances have generally increased over time as the number of patients participating in government programs has increased and as the discounts given and rebates paid to government payers have also increased. The increase in the amount of discounts and allowances for the three months ended March 31, 2026, as compared to the corresponding prior year period, was primarily the result of increases in the volume of units sold, utilization and dollar amount of chargebacks under the 340B Drug Pricing Program and higher discounts and rebates associated with the Medicare Part D Program.
We project our discounts and allowances may increase for the remainder of 2026, as compared to the corresponding prior year period, for similar reasons noted above.
License Revenues
License revenues primarily include: (a) the recognition of the portion of milestone payments allocated to the transfer of intellectual property licenses for which it had become probable, in the related period, that a milestone would be achieved and a significant reversal of revenues would not occur in future periods; and (b) royalty revenues.
Milestone revenues, which are allocated between license revenues and collaboration services revenues, were $8.8 million for the three months ended March 31, 2026, as compared to $0.9 million for the corresponding prior year period. During the three months ended March 31, 2026, we recognized $7.7 million in revenues in connection with an $8.0 million commercial milestone payment from Takeda, which was earned upon their achievement of $300.0 million of cumulative net sales of cabozantinib in Japan. Of the revenues recognized from this milestone, $5.3 million was allocated to license revenues and $2.4 million was allocated to collaboration services revenues. Upon the achievement of this commercial milestone, the tiered royalty rate on annual net sales reset to 20% and will reset each calendar year thereafter.

Royalty revenues for the three months ended March 31, 2026 increased, as compared to the corresponding prior year period, primarily as a result of an increase in Ipsen’s net sales of cabozantinib outside of the U.S and Japan. Ipsen royalties were $43.5 million for the three months ended March 31, 2026, as compared to $34.0 million for the corresponding prior year period. Royalty revenues related to Takeda’s net sales of cabozantinib were $2.4 million for the three months ended March 31, 2026, as compared to $2.8 million for the corresponding prior year period. CABOMETYX is approved and is commercially available in 68 countries outside the U.S.
Due to uncertainties surrounding the timing and achievement of development, regulatory and commercial milestones, it is difficult to predict the timing of future milestone revenues; consequently, milestones may vary significantly from period to period.
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
Development cost reimbursements for the three months ended March 31, 2026 decreased, as compared to the corresponding prior year period, due to a decrease in spending on studies evaluating cabozantinib that are subject to reimbursement.
Recognition of deferred revenues for the portion of upfront and milestone payments that have been allocated to research and development services performance obligations were not material in each of the three months ended March 31, 2026 and 2025.
Collaboration services revenues are reduced by the 3% royalty we are required to pay to Royalty Pharma on the net sales by Ipsen and Takeda of any products containing cabozantinib. The royalty payments due to Royalty Pharma increased in the three months ended March 31, 2026, as compared to the corresponding prior year period, as a result of an increase in the royalty generating sales of cabozantinib by Ipsen.
We project our collaboration services revenues may increase for the remainder of 2026, as compared to the corresponding prior year period, primarily as a result of an increase in development cost reimbursements, partially offset by an increase in royalty payments on the sales of cabozantinib by Ipsen and Takeda.
Cost of Goods Sold
The cost of goods sold and our gross margins were as follows (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2026	2025
Cost of goods sold	$19,953	$19,172	4%
Gross margin %	96%	96%
Cost of goods sold is related to our product revenues and consists of a 3% royalty payable on U.S. net sales of any product containing cabozantinib, as well as the cost of inventory sold, indirect labor costs, write-downs related to expiring, excess and obsolete inventory, and other third-party logistics costs. The increase in cost of goods sold for the three months ended March 31, 2026, as compared to the corresponding prior year period, was primarily due to an increase in royalties as a result of an increase in U.S. CABOMETYX sales. We project our gross margin will not change significantly during the remainder of 2026.
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
Research and development expenses by category were as follows (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2026	2025
Development:
Clinical trial costs	$51,404	$62,741	-18%
Personnel expenses	48,990	49,537	-1%
License and other collaboration costs	5,075	5,000	2%
Consulting and outside services	13,638	12,703	7%
Other development costs	16,608	23,236	-29%
Total development	135,715	153,217	-11%
Drug discovery:
License and other collaboration costs	2,810	259	985%
Other drug discovery costs	16,666	17,994	-7%
Total drug discovery	19,476	18,253	7%
Stock-based compensation	12,318	9,522	29%
Other research and development	32,407	31,241	4%
Total research and development expenses	$199,916	$212,233	-6%
In addition, we track our external clinical trial costs by product and product candidate and by scientific modalities, which are categorized as small molecule and biotherapeutics programs. Small molecule clinical development for the reported periods were primarily composed of cabozantinib and zanzalintinib. Biotherapeutics clinical development for the reported periods were primarily composed of XB010, XB628, and XB371.
Clinical trial costs by scientific modalities, by product and by product candidate were as follows (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2026	2025
Small molecules:
Zanzalintinib	$37,273	$41,120	-9%
Cabozantinib	4,324	9,983	-57%
Other small molecules	1,589	5,516	-71%
Total small molecules	43,186	56,619	-24%
Biotherapeutics	8,218	6,122	34%
Total clinical trial costs	$51,404	$62,741	-18%

The decrease in research and development expenses for the three months ended March 31, 2026, as compared to the corresponding prior year period, was primarily related to decreases in clinical trial costs and manufacturing costs to support our development candidates (presented as part of other development costs), partially offset by an increase in drug discovery-related license and other collaboration costs.
Clinical trial costs decreased for the three months ended March 31, 2026, as compared to the corresponding prior year period, primarily due to lower costs associated with studies evaluating cabozantinib and zanzalintinib.

Drug discovery-related license and other collaboration costs increased for the three months ended March 31, 2026, as compared to the corresponding prior year period, primarily due to higher development milestone achievement in our discovery-stage in-licensing collaboration programs.

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
We project that clinical trial costs may increase for the remainder of 2026, as compared to the corresponding prior year period, primarily driven by higher costs associated with various studies evaluating zanzalintinib, XB010, XB628, and XB371, partially offset by lower costs associated with studies evaluating cabozantinib and XL309.
To continue growing our pipeline, we are prioritizing investment in new molecules that are clinically differentiated with the potential to improve the standard of care for our cancer patients, including current and planned clinical trial programs evaluating zanzalintinib, XB010, XB628, and XB371. We are working to expand our oncology product pipeline through drug discovery efforts, which encompass our diverse biotherapeutics and small molecule programs exploring multiple modalities and mechanisms of action. This approach provides a high degree of flexibility with respect to target selection and allows us to prioritize those targets that we believe have the greatest chance of yielding impactful therapeutics. As part of our strategy, our drug discovery activities have included and continue to include internal research, as well as external research collaborations, in-licensing arrangements and other strategic transactions that collectively incorporate a wide range of technology platforms and assets and increase our probability of success. As of the date of this Quarterly Report on Form 10-Q, we expect to progress up to two new development candidates into preclinical development during 2026. We will continue to engage in pipeline expansion initiatives with the goal of acquiring and in-licensing promising investigational oncology assets and then further characterize and develop them utilizing our established preclinical and clinical development infrastructure.
We project our research and development expenses may increase for the remainder of 2026, as compared to the prior year period, primarily driven by increases in clinical trial costs, including the current and planned trials evaluating zanzalintinib, XB010, XB628, and XB371, personnel expenses, and consulting and outside services.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2026	2025
Selling, general and administrative expenses(1)	$122,870	$120,775	2%
Stock-based compensation	16,732	16,408	2%
Total selling, general and administrative expenses	$139,602	$137,183	2%
__________________
(1) Excludes stock-based compensation allocated to selling, general and administrative expenses.
Selling, general and administrative expenses consist primarily of personnel expenses, stock-based compensation, marketing costs and certain other administrative costs.
The increase in selling, general and administrative expenses for the three months ended March 31, 2026, as compared to the corresponding prior year period, was primarily due to increases in marketing activities in support of the anticipated commercial launch of zanzalintinib, legal and advisory fees, and personnel expenses, partially offset by a decrease in corporate giving.
We project our selling, general and administrative expenses may increase for the remainder of 2026, as compared to the corresponding prior year period, primarily driven by increases in personnel expenses for the salesforce expansion in support of the commercial sale of CABOMETYX for the treatment of patients with previously treated advanced NET, marketing activities in support of the anticipated commercial launch of zanzalintinib, and legal and advisory fees.
Non-Operating Income
Non-operating income was as follows (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2026	2025
Interest income	$16,127	$19,076	-15%
Other income (expenses), net	219	(245)	n/a
Non-operating income	$16,346	$18,831	-13%
The decrease in non-operating income for the three months ended March 31, 2026, as compared to the corresponding prior year period, was primarily the result of a decrease in interest income due to lower average interest-bearing investment balances and lower average interest rates.
Provision for Income Taxes
The provision for income taxes and the effective tax rates were as follows (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2026	2025
Provision for income taxes	$57,220	$46,074	24%
Effective tax rate	21.4%	22.4%
The effective tax rate for the three months ended March 31, 2026, differed from the U.S. federal statutory rate of 21%, primarily due to state taxes, partially offset by excess tax benefits related to certain stock grants and the Foreign-Derived Intangible Income deduction. The effective tax rate for the three months ended March 31, 2025, differed from the U.S. federal statutory tax rate of 21%, primarily due to state taxes, partially offset by excess tax benefits related to certain stock grants and the generation of federal tax credits.
Liquidity and Capital Resources
As of March 31, 2026, we had $1.4 billion in cash, cash equivalents and marketable securities, as compared to $1.7 billion as of December 31, 2025. We anticipate that the aggregate of our current cash, cash equivalents and marketable securities available for operations, net product revenues and collaboration revenues will enable us to maintain our operations for at least 12 months and thereafter for the foreseeable future.
Our primary cash requirements for operating activities, which we project will increase for the remainder of 2026, as compared to the corresponding period in 2025, are employee-related expenditures; payments related to our collaboration and development programs; income tax payments; royalty payments on our net product sales; cash payments for inventory; rent payments for our leased facilities; and contract manufacturing payments.
Our primary sources of operating cash are: cash collections from customers related to net product revenues, which we project may increase for the remainder of 2026, as compared to the corresponding period in 2025; cash collections related to milestones achieved and royalties earned from our commercial collaboration arrangements with Ipsen, Takeda and others; and cash collections for cost reimbursements under certain of our development programs with Ipsen and Takeda which we project may decrease for the remainder of 2026, as compared to the corresponding period in 2025. The timing of cash generated from commercial collaborations and cash payments required for in-licensing collaborations relative to upfront license fee payments, cost reimbursements, exercise of option payments and other contingent payments such as development milestone payments may vary from period to period.
We project that we may continue to spend significant amounts of cash to fund the development of product candidates in our pipeline, including zanzalintinib, XB010, XB628 and XB371, and the development and commercialization of cabozantinib. In addition, we may continue to expand our oncology product pipeline through additional research collaborations, in-licensing arrangements and other strategic transactions that align with our oncology drug development, regulatory and commercial expertise.
In October 2025, our Board of Directors authorized a SRP to acquire up to $750.0 million of our common stock before December 31, 2026. Under this SRP, as of March 31, 2026, we repurchased 13.7 million shares of common stock for an aggregate purchase price of $590.6 million. As of March 31, 2026, approximately $159.4 million remained available for future stock repurchases before December 31, 2026. Exelixis expects to complete the remainder of the October 2025 SRP in May 2026. In May 2026, our Board of Directors authorized the repurchase of up to an additional $750.0 million of our outstanding common stock by December 31, 2027. Stock repurchases under these SRPs may be made from time to time through a variety of methods, which may include open market purchases, in block trades, Rule 10b5-1 trading plans, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. The timing and amount of any stock repurchases under the SRPs will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of our common stock and general market conditions. The SRPs do not obligate us to acquire any amount of our common stock, and the SRPs may be modified, suspended or discontinued at any time without prior notice.
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
Sources and Uses of Cash (dollars in thousands):

	March 31, 2026	December 31, 2025	Percent Change
Working capital	$837,662	$1,037,645	-19%
Cash, cash equivalents and marketable securities	$1,426,351	$1,662,694	-14%
Working Capital: The decrease in working capital as of March 31, 2026, as compared to December 31, 2025, was primarily due to the payments for repurchases of our common stock, partially offset by the favorable impact to our net current assets resulting from an increase in net product revenues. In the future, our working capital may be impacted by one of these factors or other factors, the amounts and timing of which are variable.
Cash, Cash Equivalents and Marketable Securities: Cash and cash equivalents primarily consist of deposits at major banks, money market funds, commercial paper and other securities with original maturities 90 days or less. Marketable securities primarily consist of debt securities available-for-sale and certificates of deposit. For additional information regarding our cash, cash equivalents and marketable securities, see “Note 5. Cash and Marketable Securities” of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The decrease in cash, cash equivalents and marketable securities as of March 31, 2026, as compared to December 31, 2025, was primarily due to cash payments to repurchase our common stock, payments to support our development and discovery programs and cash payments for employee-related expenditures, partially offset by cash inflows generated by our operations from sales of our products and our commercial collaboration arrangements.
Cash flow activities were as follows (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2026	2025
Net cash provided by operating activities	$251,845	$211,437	19%
Net cash provided by (used in) investing activities	$(51,070)	$49,764	n/a
Net cash used in financing activities	$(457,111)	$(294,823)	55%

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
Net cash provided by operating activities increased for the three months ended March 31, 2026, as compared to the corresponding prior year period, primarily due to an increase in cash received on sales of our products and a decrease in cash paid for certain operating expenses.
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
Net cash was used in investing activities for the three months ended March 31, 2026, as compared to net cash provided by investing activities for the corresponding prior year period. The increase in cash used in investing activities was primarily due to an increase in purchases of marketable securities and a decrease in cash proceeds from maturities and sales of marketable securities, partially offset by a decrease in cash paid for acquired in-process research and development technology related to certain in-licensing collaboration arrangements and purchases of property and equipment.
Financing Activities
The changes in cash flows from financing activities primarily relate to payments for repurchases of common stock, proceeds from employee stock programs and taxes paid related to net share settlement of equity awards.
Net cash used in financing activities increased for the three months ended March 31, 2026, as compared to the corresponding prior year period, primarily due to an increase in payments for repurchases of common stock.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations as of March 31, 2026 from those disclosed in our Fiscal 2025 Form 10-K. For more information about our leases and our other contractual obligations, see “Note 12. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2025 Form 10-K.
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2026, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Fiscal 2025 Form 10-K.
Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our market risks, as of March 31, 2026, have not changed significantly from those described in Part II, Item 7A of our Fiscal 2025 Form 10-K.
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
Item 1A. Risk Factors.
In addition to the information discussed elsewhere in this Quarterly Report on Form 10-Q, you should carefully review and consider the risk factors disclosed in Part I, Item 1A of our Fiscal 2025 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties not currently known to us or that we deem immaterial also may impair our business operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors described in our Fiscal 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In October 2025, our Board of Directors authorized a stock repurchase program (SRP) to acquire up to $750.0 million of our outstanding common stock before December 31, 2026. Under this SRP, as of March 31, 2026, we repurchased 13.7 million shares of common stock for an aggregate purchase price of $590.6 million. As of March 31, 2026, approximately $159.4 million remained available under the SRP for future stock repurchases before December 31, 2026. In May 2026, our Board of Directors authorized the repurchase of up to an additional $750.0 million of our outstanding common stock by December 31, 2027.

The following table summarizes the stock repurchase activity for the three months ended March 31, 2026 and the approximate dollar value of shares that may yet be purchased pursuant to our SRP (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 3, 2026 - January 30, 2026	3,005	$43.95	3,005	$458,165
January 31, 2026 - February 27, 2026	3,022	$43.70	3,022	$326,119
February 28, 2026 - April 3, 2026	3,994	$41.74	3,994	$159,398
Total	10,021		10,021
Stock repurchases under these SRPs may be made from time to time through a variety of methods, which may include open market purchases, in block trades, Rule 10b5-1 trading plans, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. The timing and amount of any stock repurchases under the SRPs will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of our common stock and general market conditions. The SRPs do not obligate us to acquire any amount of our common stock, and the SRPs may be modified, suspended or discontinued at any time without prior notice.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended March 31, 2026, no directors or Section 16 officers of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

EXELIXIS, INC.

May 5, 2026	By:	/s/ Christopher J. Senner
Date		Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)