Form 10-Q
period 2026-07-03
EXELIXIS, INC.
filed 2026-08-05
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 27, 2026, there were 247,781,692 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$281,448	$482,488
Marketable securities	557,937	576,603
Trade receivables, net	322,213	286,916
Inventory	28,729	21,686
Prepaid expenses and other current assets	60,495	75,596
Total current assets	1,250,822	1,443,289
Non-current marketable securities	544,930	603,603
Property and equipment, net	92,665	98,960
Deferred tax assets, net	294,205	292,582
Goodwill	63,684	63,684
Right-of-use assets and other non-current assets	247,928	342,305
Total assets	$2,494,234	$2,844,423
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,062	$29,623
Accrued compensation and benefits	68,629	102,218
Accrued clinical trial liabilities	59,767	65,742
Rebates and fees due to customers	66,711	59,896
Accrued collaboration liabilities	25,096	22,783
Other current liabilities	102,662	125,382
Total current liabilities	361,927	405,644
Non-current operating lease liabilities	165,929	173,038
Other non-current liabilities	122,616	104,422
Total liabilities	650,472	683,104
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000 shares authorized; issued and outstanding: 248,885 and 262,483 at June 30, 2026, and December 31, 2025, respectively	249	262
Additional paid-in-capital	2,108,059	2,234,411
Accumulated other comprehensive income (loss)	(2,013)	3,476
Accumulated deficit	(262,533)	(76,830)
Total stockholders’ equity	1,843,762	2,161,319
Total liabilities and stockholders’ equity	$2,494,234	$2,844,423
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Net product revenues	$573,025	$520,014	$1,128,002	$1,033,297
Collaboration revenues	55,665	48,247	111,500	90,411
Total revenues	628,690	568,261	1,239,502	1,123,708
Operating expenses:
Cost of goods sold	20,657	19,470	40,610	38,642
Research and development	211,987	200,356	411,903	412,589
Selling, general and administrative	147,632	134,859	287,234	272,042
Total operating expenses	380,276	354,685	739,747	723,273
Income from operations	248,414	213,576	499,755	400,435
Interest income	14,210	16,789	30,337	35,865
Other income (expenses), net	54	50	273	(195)
Income before income taxes	262,678	230,415	530,365	436,105
Provision for income taxes	50,628	45,567	107,848	91,641
Net income	$212,050	$184,848	$422,517	$344,464
Net income per share:
Basic	$0.85	$0.68	$1.66	$1.25
Diluted	$0.82	$0.65	$1.60	$1.20
Weighted-average common shares outstanding:
Basic	250,808	272,583	254,568	275,693
Diluted	259,675	284,393	263,499	286,285
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$212,050	$184,848	$422,517	$344,464
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale debt securities, net of tax impact of $475, $197, $1,622 and $(786), respectively	(1,598)	(661)	(5,489)	2,696
Comprehensive income	$210,452	$184,187	$417,028	$347,160
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2026	253,701	$254	$2,151,703	$(415)	$(215,794)	$1,935,748
Net income	—	—	—	—	212,050	212,050
Other comprehensive loss	—	—	—	(1,598)	—	(1,598)
Issuance of common stock under the equity incentive plan and stock purchase plan	1,697	2	15,233	—	—	15,235
Stock transactions associated with taxes withheld on equity awards	—	—	(36,344)	—	—	(36,344)
Repurchases of common stock	(6,513)	(7)	(55,232)	—	(258,789)	(314,028)
Stock-based compensation	—	—	32,699	—	—	32,699
Balance at June 30, 2026	248,885	$249	$2,108,059	$(2,013)	$(262,533)	$1,843,762

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2025	275,033	$275	$2,292,033	$2,010	$(163,294)	$2,131,024
Net income	—	—	—	—	184,848	184,848
Other comprehensive loss	—	—	—	(661)	—	(661)
Issuance of common stock under the equity incentive plan and stock purchase plan	2,626	3	26,284	—	—	26,287
Stock transactions associated with taxes withheld on equity awards	—	—	(40,553)	—	—	(40,553)
Repurchases of common stock	(7,527)	(8)	(62,720)	—	(241,093)	(303,821)
Stock-based compensation	—	—	36,412	—	—	36,412
Balance at June 30, 2025	270,132	$270	$2,251,456	$1,349	$(219,539)	$2,033,536
Continued on next page

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	262,483	$262	$2,234,411	$3,476	$(76,830)	$2,161,319
Net income	—	—	—	—	422,517	422,517
Other comprehensive loss	—	—	—	(5,489)	—	(5,489)
Issuance of common stock under the equity incentive plan and stock purchase plan	2,936	4	22,826	—	—	22,830
Stock transactions associated with taxes withheld on equity awards	—	—	(70,552)	—	—	(70,552)
Repurchases of common stock	(16,534)	(17)	(140,529)	—	(608,220)	(748,766)
Stock-based compensation	—	—	61,903	—	—	61,903
Balance at June 30, 2026	248,885	$249	$2,108,059	$(2,013)	$(262,533)	$1,843,762

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	281,732	$282	$2,343,915	$(1,347)	$(98,647)	$2,244,203
Net income	—	—	—	—	344,464	344,464
Other comprehensive income	—	—	—	2,696	—	2,696
Issuance of common stock under the equity incentive plan and stock purchase plan	3,988	4	37,846	—	—	37,850
Stock transactions associated with taxes withheld on equity awards	—	—	(63,059)	—	—	(63,059)
Repurchases of common stock	(15,588)	(16)	(129,775)	—	(465,356)	(595,147)
Stock-based compensation	—	—	62,529	—	—	62,529
Balance at June 30, 2025	270,132	$270	$2,251,456	$1,349	$(219,539)	$2,033,536
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Net income	$422,517	$344,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,932	14,687
Stock-based compensation	61,613	62,001
Non-cash lease expense	11,921	12,166
Acquired in-process research and development technology	10,600	750
Other, net	(3,295)	(10,617)
Changes in operating assets and liabilities:
Trade receivables, net	(35,297)	(26,837)
Inventory	(3,433)	2,568
Prepaid expenses and other assets	99,156	(84,386)
Accrued collaboration liabilities	(5,262)	641
Accounts payable and other liabilities	(12,866)	(55,007)
Net cash provided by operating activities	559,586	260,430
Cash flows from investing activities:
Purchases of marketable securities	(342,683)	(288,186)
Proceeds from maturities and sales of marketable securities	394,393	612,021
Purchases of property, equipment and other, net	(8,325)	(5,790)
Acquired in-process research and development technology	(3,025)	(20,250)
Net cash provided by investing activities	40,360	297,795
Cash flows from financing activities:
Payments for repurchases of common stock	(753,326)	(585,858)
Proceeds from issuance of common stock under the equity incentive plan and stock purchase plan	22,912	37,710
Taxes paid related to net share settlement of equity awards	(70,572)	(63,018)
Net cash used in financing activities	(800,986)	(611,166)
Net decrease in cash and cash equivalents	(201,040)	(52,941)
Cash and cash equivalents at beginning of period	482,488	217,374
Cash and cash equivalents at end of period	$281,448	$164,433
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
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31. Fiscal year 2026, which is a 52-week fiscal year, will end on January 1, 2027 and fiscal year 2025, which was a 52-week fiscal year, ended on January 2, 2026. For convenience, references in this report as of and for the fiscal periods ended July 3, 2026, July 4, 2025, April 3, 2026 and April 4, 2025, and as of and for the fiscal year ending January 1, 2027 and the fiscal years ended January 2, 2026 and January 3, 2025, are indicated as being as of and for the periods ended June 30, 2026, June 30, 2025, March 31, 2026 and March 31, 2025, and the year ending December 31, 2026, and the years ended December 31, 2025, and December 31, 2024, respectively.
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial statements for the periods presented have been included. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any future period. The accompanying Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2025, included in Part II, Item 8 of our Annual Report on Form 10-K, filed with the SEC on February 10, 2026 (Fiscal 2025 Form 10-K).

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
Significant Accounting Policies
There have been no material changes to our significant accounting policies during the six months ended June 30, 2026, as compared to the significant accounting policies disclosed in “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2025 Form 10-K.
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
The segment and consolidated net income, including significant segment expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$628,690	$568,261	$1,239,502	$1,123,708
Less:
Cost of goods sold	20,657	19,470	40,610	38,642
Drug discovery	18,252	21,357	37,728	39,610
Development	150,522	134,159	286,237	287,376
Selling, general, and administrative	127,413	112,931	250,283	233,706
Other segment items(1)	63,378	66,718	124,616	124,134
Interest income	(14,210)	(16,789)	(30,337)	(35,865)
Provision for income taxes	50,628	45,567	107,848	91,641
Segment and consolidated net income	$212,050	$184,848	$422,517	$344,464
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
NOTE 3. REVENUES
Revenues consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Product revenues:
Gross product revenues	$812,782	$745,280	$1,608,136	$1,466,991
Discounts and allowances	(239,757)	(225,266)	(480,134)	(433,694)
Net product revenues	573,025	520,014	1,128,002	1,033,297
Collaboration revenues:
License revenues	59,810	49,301	116,758	91,781
Collaboration services revenues	(4,145)	(1,054)	(5,258)	(1,370)
Collaboration revenues	55,665	48,247	111,500	90,411
Total revenues	$628,690	$568,261	$1,239,502	$1,123,708

The percentage of total revenues by customer who individually accounted for 10% or more of our total revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Affiliates of McKesson Corporation	21%	18%	20%	18%
Affiliates of Cencora, Inc.	20%	22%	21%	22%
Affiliates of CVS Health Corporation	15%	16%	15%	15%
Accredo Health Group, Inc.	10%	12%	10%	12%
Cardinal Health, Inc.	10%	*	*	*
Affiliates of Optum Specialty Pharmacy	*	*	*	10%
___________________
(*) Represents less than 10% of our total revenues in the applicable period.
The percentage of trade receivables by customer who individually accounted for 10% or more of our trade receivables were as follows:

	June 30, 2026	December 31, 2025
Affiliates of McKesson Corporation	26%	25%
Affiliates of Cencora, Inc.	23%	23%
Ipsen Pharma SAS	17%	19%
Affiliates of CVS Health Corporation	13%	13%
Cardinal Health, Inc.	11%	12%
Total revenues by geographic region were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S.	$578,361	$524,768	$1,136,907	$1,041,952
Europe	46,007	37,033	85,575	69,739
Japan	4,322	6,460	17,020	12,017
Total revenues	$628,690	$568,261	$1,239,502	$1,123,708
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

Net product revenues by product were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
CABOMETYX	$570,648	$517,890	$1,123,421	$1,028,762
COMETRIQ	2,377	2,124	4,581	4,535
Net product revenues	$573,025	$520,014	$1,128,002	$1,033,297
Product Sales Discounts and Allowances
The activities and ending reserve balances for each significant category of discounts and allowances (which constitute variable consideration) were as follows (in thousands):

	Chargebacks, Discounts for Prompt Payment and Other	Other Customer Credits/Fees and Co-pay Assistance	Rebates	Total
Balance at December 31, 2025	$34,223	$23,612	$36,284	$94,119
Provision related to sales made in:
Current period	316,366	37,604	126,249	480,219
Prior periods	502	(402)	(185)	(85)
Payments and customer credits issued	(318,885)	(39,750)	(116,701)	(475,336)
Balance at June 30, 2026	$32,206	$21,064	$45,647	$98,917
The allowance for chargebacks, discounts for prompt payment and other are recorded as a reduction of trade receivables, net, and the remaining reserves are recorded as rebates and fees due to customers in the accompanying Condensed Consolidated Balance Sheets.
Contract Assets and Liabilities
We receive payments from our collaboration partners based on billing schedules established in each contract. Amounts are recorded as accounts receivable when our right to consideration is unconditional. We may also recognize revenue in advance of the contractual billing schedule and such amounts are recorded as a contract asset when recognized. We may be required to defer recognition of revenue for upfront and milestone payments until we perform our obligations under these arrangements, and such amounts are recorded as deferred revenue upon receipt or when due. For those contracts that have multiple performance obligations, contract assets and liabilities are reported on a net basis at the contract level. There were no contract assets as of June 30, 2026 and December 31, 2025. Contract liabilities are primarily related to deferred revenues from Ipsen Pharma SAS (Ipsen) and Takeda Pharmaceutical Company Limited (Takeda).
Contract liabilities were as follows (in thousands):

	June 30, 2026	December 31, 2025
Contract liabilities:
Current portion(1)	$1,032	$1,115
Non-current portion(2)	4,667	6,112
Total contract liabilities	$5,699	$7,227
____________________
(1) Presented in other current liabilities in the accompanying Condensed Consolidated Balance Sheets.
(2) Presented in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
During the three and six months ended June 30, 2026, we recognized $1.0 million and $2.1 million, respectively, in revenues that were included in the beginning deferred revenues balance for those periods, as compared to $1.2 million and $2.4 million, respectively, for the corresponding prior year periods.

During the three and six months ended June 30, 2026, we recognized $59.9 million and $119.8 million, respectively, in revenues for performance obligations satisfied in previous periods, as compared to $51.2 million and $93.7 million, respectively, for the corresponding prior year periods. Such revenues were primarily related to royalty payments allocated to our license performance obligations for our collaborations with Ipsen and Takeda and the recognition of revenues for the achievement of milestones, including a commercial milestone achieved during the first quarter of 2026.
As of June 30, 2026, $17.8 million of the combined transaction prices for our Ipsen and Takeda collaborations were allocated to research and development services performance obligations that had not yet been satisfied. See “Note 4. Collaboration Agreements and Business Development Activities” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2025 Form 10-K for additional information about the expected timing to satisfy these performance obligations.
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
Revenues under the collaboration agreement with Ipsen were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
License revenues	$50,539	$39,540	$94,071	$73,519
Collaboration services revenues	(4,532)	(2,507)	(8,496)	(3,780)
Total collaboration revenues	$46,007	$37,033	$85,575	$69,739
Takeda Collaboration
In January 2017, we entered into a collaboration and license agreement with Takeda, which was subsequently amended, to, among other things, modify the amount of reimbursements we receive for costs associated with our required pharmacovigilance activities and milestones we are eligible to receive, as well as modify certain cost-sharing obligations related to the Japan-specific development costs associated with certain studies for the commercialization and further development of cabozantinib and also grant Exelixis the right to develop and commercialize a competing product in Japan and modify certain costs sharing and milestone payments that may become payable if Takeda opts into certain studies. The operation and strategic direction of the parties’ collaboration is governed through a joint executive committee and appropriate subcommittees.

Revenues under the collaboration agreement with Takeda were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
License revenues	$2,659	$3,833	$10,312	$6,592
Collaboration services revenues	387	1,453	3,238	2,410
Total collaboration revenues	$3,046	$5,286	$13,550	$9,002
During the six months ended June 30, 2026, we recognized $7.8 million in revenues in connection with an $8.0 million commercial milestone payment from Takeda, which was earned upon their achievement of $300.0 million of cumulative net sales of cabozantinib in Japan. Of the revenues recognized from this milestone, $5.3 million was allocated to license revenues and $2.5 million was allocated to collaboration services revenues. Upon the achievement of this commercial milestone, the tiered royalty rate on annual net sales reset to 20% and will reset each calendar year, thereafter.
Royalty Pharma
In October 2002, we established a product development and commercialization collaboration agreement with GlaxoSmithKline (now GSK plc, or GSK), that required us to pay a 3% royalty to GSK on the worldwide net sales of any product containing cabozantinib sold by us and our collaboration partners. Effective January 1, 2021, Royalty Pharma plc (Royalty Pharma) acquired from GSK all rights, title and interest in royalties on net product sales containing cabozantinib for non-U.S. markets for the full term of the royalty and for the U.S. market through September 2026, after which time U.S. royalties will revert back to GSK. Royalty fees earned by Royalty Pharma in connection with our sales of cabozantinib are included in cost of goods sold and as a reduction of collaboration services revenues for sales by our collaboration partners. Such royalty fees earned by Royalty Pharma were $24.1 million and $47.0 million during the three and six months ended June 30, 2026, respectively, as compared to $21.4 million and $41.7 million, respectively, for the corresponding prior year periods.
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
During the three and six months ended June 30, 2026, we recognized $9.3 million and $17.1 million, respectively, as compared to $5.7 million and $10.9 million, respectively, for the corresponding prior year periods, within research and development expenses on the Condensed Consolidated Statements of Income, primarily related to development milestone payments for the cost of intellectual property that have not yet achieved technological feasibility, research and development funding and other fees.
As of June 30, 2026, in conjunction with the active collaborative in-licensing arrangements and asset purchase agreements, we are subject to potential future development milestone payments of up to $441.5 million, regulatory milestone payments of up to $278.0 million and commercial milestone payments of up to $2.5 billion, each in the aggregate per product or target, as well as royalties on future net sales of products.

NOTE 5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$158,312	$—	$—	$158,312
Corporate bonds	824,595	740	(2,424)	822,911
U.S. Treasury and government-sponsored enterprises	166,642	54	(622)	166,074
Municipal bonds	8,715	4	(14)	8,705
Total debt securities available-for-sale	1,158,264	798	(3,060)	1,156,002
Cash	575	—	—	575
Money market funds	171,852	—	—	171,852
Certificates of deposit	55,886	—	—	55,886
Total cash, cash equivalents and marketable securities	$1,386,577	$798	$(3,060)	$1,384,315

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$241,439	$—	$—	$241,439
Corporate bonds	882,390	4,138	(28)	886,500
U.S. Treasury and government-sponsored enterprises	154,449	700	(10)	155,139
Municipal bonds	8,715	49	—	8,764
Total debt securities available-for-sale	1,286,993	4,887	(38)	1,291,842
Cash	112	—	—	112
Money market funds	304,352	—	—	304,352
Certificates of deposit	66,388	—	—	66,388
Total cash, cash equivalents and marketable securities	$1,657,845	$4,887	$(38)	$1,662,694
Interest receivable was $12.4 million as of both June 30, 2026 and December 31, 2025, respectively, and is included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Realized gains and losses on the sales of marketable securities were immaterial during the three and six months ended June 30, 2026 and 2025.

We manage credit risk associated with our marketable securities portfolio through our investment policy, which limits purchases to high-quality issuers and the amount of our portfolio that can be invested in a single issuer. The fair value and gross unrealized losses on debt securities available-for-sale in an unrealized loss position were as follows (in thousands):

	June 30, 2026
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$469,752	$(2,422)	$2,988	$(2)	$472,740	$(2,424)
U.S. Treasury and government-sponsored enterprises	113,845	(582)	4,958	(40)	118,803	(622)
Municipal Bonds	5,711	(14)	—	—	5,711	(14)
Total	$589,308	$(3,018)	$7,946	$(42)	$597,254	$(3,060)

	December 31, 2025
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$46,851	$(25)	$5,104	$(3)	$51,955	$(28)
U.S. Treasury and government-sponsored enterprises	11,350	(5)	4,991	(5)	16,341	(10)
Total	$58,201	$(30)	$10,095	$(8)	$68,296	$(38)
There were 262 and 35 debt securities available-for-sale in an unrealized loss position as of June 30, 2026 and December 31, 2025, respectively. During the three and six months ended June 30, 2026, we did not record an allowance for credit losses or other impairment charges on our marketable securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. Based on the scheduled maturities of our marketable securities, we determined that it was more likely than not that we will hold these marketable securities for a period of time sufficient for a recovery of our cost basis.
The fair values of debt securities available-for-sale by contractual maturity were as follows (in thousands):

	June 30, 2026	December 31, 2025
Maturing in one year or less	$611,072	$691,409
Maturing after one year through five years	544,930	600,433
Total debt securities available-for-sale	$1,156,002	$1,291,842
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

The classifications within the fair value hierarchy of our financial assets that were measured and recorded at fair value on a recurring basis were as follows (in thousands):

	June 30, 2026
	Level 1	Level 2	Total
Commercial paper	$—	$158,312	$158,312
Corporate bonds	—	822,911	822,911
U.S. Treasury and government-sponsored enterprises	—	166,074	166,074
Municipal bonds	—	8,705	8,705
Total debt securities available-for-sale	—	1,156,002	1,156,002
Money market funds	171,852	—	171,852
Certificates of deposit	—	55,886	55,886
Total financial assets carried at fair value	$171,852	$1,211,888	$1,383,740

	December 31, 2025
	Level 1	Level 2	Total
Commercial paper	$—	$241,439	$241,439
Corporate bonds	—	886,500	886,500
U.S. Treasury and government-sponsored enterprises	—	155,139	155,139
Municipal bonds	—	8,764	8,764
Total debt securities available-for-sale	—	1,291,842	1,291,842
Money market funds	304,352	—	304,352
Certificates of deposit	—	66,388	66,388
Total financial assets carried at fair value	$304,352	$1,358,230	$1,662,582
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
As of June 30, 2026, we had one forward contract outstanding to sell €3.5 million. The forward contract with a maturity of three months is recorded at fair value and is included in other current liabilities in the accompanying Condensed Consolidated Balance Sheets. The unrealized loss on the forward contract was immaterial as of June 30, 2026. The forward contract is considered a Level 2 in the fair value hierarchy of our fair value measurements. The net realized gains (losses) we recognized on the maturity of forward contracts were immaterial for each of the three and six months ended June 30, 2026 and 2025, and are included in other income (expenses), net in the accompanying Condensed Consolidated Statements of Income.

NOTE 7. INVENTORY
Inventory consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$916	$894
Work in process	48,801	53,531
Finished goods	14,373	5,942
Total	$64,090	$60,367

Balance Sheet classification:
Current portion included in inventory	$28,729	$21,686
Non-current portion included in other non-current assets	35,361	38,681
Total	$64,090	$60,367
NOTE 8. STOCKHOLDERS’ EQUITY
Stock-based Compensation
We have an equity incentive plan under which we grant stock options and restricted stock units (RSUs), including market condition-based RSUs and performance-based RSUs (PSUs) to employees and directors. On May 26, 2026, at the 2026 Annual Meeting of Stockholders, our stockholders approved the amendment and restatement of the Exelixis, Inc. 2017 Equity Incentive Plan (as amended and restated, the 2017 Plan). The amendment and restatement increased the share reserve, under the 2017 Plan, by 2,000,000 shares. As of June 30, 2026, 16.0 million shares were available for grant under the 2017 Plan. The share reserve is reduced by 1 share for each share issued pursuant to any award granted on or after May 26, 2026, including stock options, RSUs and PSUs. In addition, for each share that becomes available again for issuance under the terms of the 2017 Plan on or after May 26, 2026, the share reserve will be increased by the same number of shares by which the share reserve was reduced at the time the applicable award was granted.
We allocated stock-based compensation for the 2017 Plan and the 2000 Employee Stock Purchase Plan (as amended and restated, the Amended ESPP) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$12,344	$14,143	$24,662	$23,665
Selling, general and administrative	20,219	21,928	36,951	38,336
Total stock-based compensation	$32,563	$36,071	$61,613	$62,001
Stock-based compensation for each type of award under the 2017 Plan and the Amended ESPP were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$214	$671	$467	$1,731
Restricted stock units	31,644	34,626	58,703	57,728
Performance-based restricted stock units	—	—	—	241
Employee stock purchase plan	705	774	2,443	2,301
Total stock-based compensation	$32,563	$36,071	$61,613	$62,001
As of June 30, 2026, there were 1.3 million stock options outstanding and $0.8 million of related unrecognized stock-based compensation.

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
During the six months ended June 30, 2026, we granted 1.9 million service-based RSUs with a weighted- average grant date fair value of $44.69 per share. As of June 30, 2026, there were 16.4 million RSUs outstanding, including RSUs that are subject to market conditions, and $342.9 million of related unrecognized stock-based compensation. Service-based RSUs granted to employees during the six months ended June 30, 2026, have vesting conditions and contractual lives of a similar nature to those described in “Note 9. Stockholders’ Equity” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2025 Form 10-K.
Common Stock Repurchases
In October 2025, our Board of Directors authorized a stock repurchase program (SRP) to acquire up to $750.0 million of our outstanding common stock before December 31, 2026 (the October 2025 SRP). In May 2026, our Board of Directors authorized the repurchase of up to an additional $750.0 million of our outstanding common stock before December 31, 2027 (the May 2026 SRP). Under these SRPs, as of June 30, 2026, we have repurchased 20.2 million shares of common stock for an aggregate purchase price of $902.2 million and have completed the October 2025 SRP. As of June 30, 2026, approximately $597.8 million remained available under the May 2026 SRP for future stock repurchases before December 31, 2027. Stock repurchases under these SRPs may be made from time to time through a variety of methods, which may include open market purchases, in block trades, Rule 10b5-1 trading plans, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. The timing and amount of any stock repurchases under the SRPs will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of our common stock and general market conditions. The SRPs do not obligate us to acquire any amount of our common stock, and the SRPs may be modified, suspended or discontinued at any time without prior notice.
NOTE 9. PROVISION FOR INCOME TAXES
The effective tax rates for the three and six months ended June 30, 2026 were 19.3% and 20.3%, respectively, as compared to 19.8% and 21.0% for the corresponding periods in 2025. The effective tax rates for the three and six months ended June 30, 2026, differed from the U.S. federal statutory tax rate of 21%, primarily due to excess tax benefits related to certain stock grants and the Foreign-Derived Intangible Income deduction, partially offset by state taxes. The effective tax rate for the three months ended June 30, 2025, differed from the U.S. federal statutory tax rate of 21%, primarily due to excess tax benefits related to certain stock grants and the generation of federal tax credits, partially offset by state taxes. The effective tax rate for the six months ended June 30, 2025, differed from the U.S. federal statutory rate of 21%, primarily due to state taxes, offset by excess tax benefits related to certain stock grants and the generation of federal tax credits.
NOTE 10. NET INCOME PER SHARE
Net income per share — basic and diluted, were computed as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$212,050	$184,848	$422,517	$344,464
Denominator:
Weighted-average common shares outstanding — basic	250,808	272,583	254,568	275,693
Dilutive securities	8,867	11,810	8,931	10,592
Weighted-average common shares outstanding — diluted	259,675	284,393	263,499	286,285

Net income per share — basic	$0.85	$0.68	$1.66	$1.25
Net income per share — diluted	$0.82	$0.65	$1.60	$1.20
The basic net income per share is computed using the weighted-average number of common shares outstanding during the periods. The diluted net income per share is computed using the weighted-average number of common shares outstanding and dilutive potential common shares outstanding during the periods. Dilutive common shares outstanding include the dilutive effect of in-the-money options, unvested RSUs (including market condition-based RSUs), unvested PSUs when the performance condition is met and ESPP contributions. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method.
Certain potential common shares were excluded from our calculation of weighted-average common shares outstanding — diluted because either they would have had an anti-dilutive effect on net income per share or they were related to shares from PSUs or from market condition-based RSUs that were contingently issuable, and the contingency had not been satisfied at the end of the reporting period.
The weighted-average potential common shares excluded from our calculation were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Anti-dilutive securities and contingently issuable shares excluded	2,820	1,890	2,881	1,718
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
On November 22, 2024, MSN noticed an appeal to the Court of Appeals for the Federal Circuit (CAFC) and we noticed a cross-appeal on November 26, 2024. On April 1, 2025, MSN filed its Opening Brief arguing that the asserted claims of the ’439, ’440, ’015, and ’349 Patents are invalid. On June 10, 2025, the CAFC granted our request to dismiss our cross-appeal. On June 11, 2025, we filed our Response Brief. On August 1, 2025, MSN filed its Reply Brief. Oral argument in this matter was held on June 4, 2026.
In February 2025, we received another notice letter from MSN regarding its ANDA, requesting FDA approval to market a generic version of CABOMETYX tablets. MSN’s notice letter included a Paragraph IV certification with respect to Orange Book-listed patent U.S. Patent No. 12,128,039, low impurity (the ’039 Patent), which expires in 2032. On March 19, 2025, we filed a complaint in the Delaware District Court for patent infringement against MSN asserting infringement of this patent arising from MSN’s further amendment of its ANDA filing with the FDA. On April 10, 2025, MSN filed its response to the complaint, alleging that the asserted claims of the ’039 Patent are invalid, unenforceable, and not infringed. On May 1, 2025, we filed our answer to MSN’s counterclaim. On August 18, 2025, pursuant to a stipulation between us and MSN, the Delaware District Court entered an order that (i) MSN’s submission of its ANDA constitutes infringement of certain claims relating to the ’039 Patent, if those claims are not found to be invalid or unenforceable, and (ii) upon approval, MSN’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of MSN’s proposed ANDA product prior to the expiration of the ’039 Patent would also infringe certain claims of the patent, if those claims are not found to be invalid or unenforceable. This litigation has been consolidated with the Azurity Pharmaceuticals, Inc. (Azurity) litigation for the trial scheduled for November 2, 2026 (Consolidated Litigation). For additional information on the Consolidated Litigation, see “– Legal Proceedings – Consolidated Litigation.”
Azurity 505(b)(2) NDA Litigation
In March 2025, we received a notice letter regarding a 505(b)(2) New Drug Application (NDA) submitted to the FDA by Azurity, requesting approval to market cabozantinib tablets. Azurity’s notice letter included a Paragraph IV certification with respect to the ’776 Patent, the ’342 Patent, the ’873 Patent, the ’757 Patent, the ’439 Patent, the ’440 Patent, the ’015 Patent, the ’349 Patent, and the ’039 Patent which are listed in the Orange Book, for CABOMETYX. On April 18, 2025, we filed a complaint in the Delaware District Court for patent infringement against Azurity asserting infringement of the ’776, ’439, ’440, ’015, ’349, and ’039 Patents. On April 24, 2025, we filed our First Amended Complaint alleging infringement of the same patents. On June 11, 2025, Azurity filed its response to the complaint, alleging that the asserted claims of the patents at issue are not infringed and/or invalid. On July 2, 2025, we filed our answer to Azurity’s counterclaims. On July 28, 2025, Azurity filed motions for judgment on the pleadings regarding the non-infringement of the ’776, ’439, ’440, ’015, ’349, and ’039 Patents. On August 25, 2025, we filed our answering briefs to Azurity’s motions for judgment on the pleadings. On September 15, 2025, Azurity filed its reply briefs. This Azurity litigation was consolidated in the Consolidated Litigation.
Consolidated Litigation
On August 8, 2025, the Delaware District Court ordered that the then-pending abovementioned MSN and Azurity district court litigations be consolidated with the trial scheduled for November 2, 2026.
Handa 505(b)(2) NDA Litigation
In November 2025, we received a notice letter regarding a 505(b)(2) NDA submitted to the FDA by Handa Oncology, LLC (Handa), requesting approval to market cabozantinib capsules (in the form of cabozantinib lauryl sulfate). Handa’s notice letter included a Paragraph IV certification with respect to the ’776 Patent, the ’342 Patent, the ’873 Patent, the ’757 Patent, the ’439 Patent, the ’440 Patent, the ’015 Patent, the ’349 Patent, and the ’039 Patent which are listed in the Orange Book, for CABOMETYX. Handa’s notice letter also included a Paragraph III certification with respect to the ’473 Patent. In April 2026, we filed a citizen petition with the FDA pursuant to section 505(q) of the Food, Drug, and Cosmetic Act notifying the FDA that Handa’s application raises new questions of safety and effectiveness requiring clinical data to support approval. On April 13, 2026, the FDA issued a letter acknowledging the petition. On July 6, 2026, we filed a complaint in the Delaware District Court for patent infringement against Handa asserting infringement of U.S. Patent Nos. 9,174,947, method of use and process for preparing compounds, 9,365,516, process for preparing compounds, 9,969,692, process for preparing compounds, 10,123,999, process for preparing compounds, and 10,736,886, method of use and process for preparing compounds arising from Handa’s 505(b)(2) NDA filing with the FDA. On July 29, 2026, the FDA granted tentative approval to Handa’s 505(b)(2) NDA.
Accord ANDA Litigation
In May 2026, we received a notice letter regarding an ANDA submitted to the FDA by Intas Pharmaceuticals Ltd. and Accord Healthcare, Inc. (collectively, Accord), requesting approval to market cabozantinib tablets. Accord’s notice letter included a Paragraph IV certification with respect to the ’776 Patent, the ’342 Patent, the ’873 Patent, the ’757 Patent, the ’439 Patent, the ’440 Patent, the ’015 Patent, the ’349 Patent, and the ’039 Patent which are listed in the Orange Book, for CABOMETYX. On July 6, 2026, we filed a complaint in the Delaware District Court for patent infringement against Accord asserting infringement of the ’776, ’439, ’440, ’015, and ’039 Patents arising from Accord’s ANDA filing with the FDA.
Other
In May 2026, we received a notice letter regarding a 505(b)(2) NDA submitted to the FDA by Almatica Pharma, LLC (Almatica), requesting approval to market cabozantinib tablets (in the form of cabozantinib fumarate). Almatica’s notice letter included a Paragraph IV certification with respect to the ’776 Patent, the ’342 Patent, the ’873 Patent, the ’757 Patent, the ’439 Patent, the ’440 Patent, the ’015 Patent, the ’349 Patent, and the ’039 Patent which are listed in the Orange Book, for CABOMETYX. The company continues to evaluate all legal and strategic options with respect to Almatica’s product.
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
Sales related to cabozantinib account for the majority of our revenues. Cabozantinib is an inhibitor of multiple tyrosine kinases, including MET, AXL, VEGF receptors and RET and has been approved by the FDA, and in 69 other countries, for all or a combination of, the following indications: as CABOMETYX® (cabozantinib) tablets for advanced renal cell carcinoma (RCC) (both alone and in combination with Bristol-Myers Squibb Company’s nivolumab (OPDIVO®)), previously treated hepatocellular carcinoma (HCC), previously treated, RAI-refractory differentiated thyroid cancer (DTC) and previously treated, unresectable, locally advanced or metastatic, well-differentiated pancreatic neuroendocrine tumors (pNET) and extra-pancreatic neuroendocrine tumors (epNET); and as COMETRIQ® (cabozantinib) capsules for progressive, metastatic medullary thyroid cancer. For physicians treating these types of cancer, cabozantinib has become or is becoming an important medicine in their selection of effective therapies.
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
Pipeline Activities
Small Molecule Programs
Zanzalintinib
Zanzalintinib is a novel oral inhibitor of kinases including the TAM kinases (TYRO3, AXL, MER), MET and VEGF receptors, which are implicated in cancer’s growth and spread. We are evaluating zanzalintinib in a robust and growing development program that builds on our prior experience with cabozantinib and targets indications with high unmet need. We have established collaborations and will continue to explore additional opportunities for novel combinations with zanzalintinib. To date, we have initiated two large phase 1b/2 clinical trials and one phase 2 clinical trial studying zanzalintinib as a monotherapy and/or in combination with other therapies, including ICIs (STELLAR-001, STELLAR-002, and STELLAR-201). Patient enrollment into STELLAR-001 was completed in 2023 and preliminary results from a randomized expansion cohort of patients with metastatic CRC were presented at the American Society of Clinical Oncology (ASCO) Gastrointestinal Cancers Symposium in January 2025. In May 2025, preliminary results from an expansion cohort of patients with previously untreated advanced ccRCC from STELLAR-002 were presented at the 2025 ASCO Annual Meeting, along with data from multiple dose-escalation cohorts. In May 2026, we announced an expansion cohort for STELLAR-002 evaluating zanzalintinib in combination with docetaxel in metastatic castration-resistant prostate cancer (mCRPC) patients with measurable disease. In August 2026, we announced an additional expansion cohort for STELLAR-002 evaluating zanzalintinib monotherapy in patients with metastatic bladder cancer who have progressed following treatment with enfortumab vedotin and pembrolizumab. Both the bladder cancer and mCRPC expansion cohorts for STELLAR-002 have been initiated and enrollment is ongoing.
In April 2026, we initiated STELLAR-201, a phase 2 trial evaluating zanzalintinib in patients with recurrent Grade I/II/III meningioma with relapse or progression following radiation and/or surgery or those who are not candidates for these therapies. The primary endpoint of the trial is objective response rate (ORR), with secondary endpoints including progression-free survival (PFS), duration of response (DOR) and OS. Enrollment is currently ongoing.
We also have three ongoing pivotal trials, two evaluating zanzalintinib in combination with ICIs and one evaluating zanzalintinib as a monotherapy. Our first such trial, STELLAR-303, was initiated in June 2022 and is evaluating zanzalintinib in combination with atezolizumab versus regorafenib in patients with metastatic, refractory non-microsatellite instability high or non-mismatch repair-deficient CRC. In June 2025, we announced positive top-line results in the first dual primary endpoint demonstrating a statistically significant improvement in overall survival (OS) versus regorafenib in the intention-to-treat (ITT) population, and in October 2025, announced that the study demonstrated a 20% reduction in the risk of death versus regorafenib in the ITT population at the final analysis (stratified hazard ratio [HR]: 0.80; 95% confidence interval [CI]: 0.69-0.93; P=0.0045). Detailed findings from the study, including OS and PFS in the ITT population and in the subset of patients without active liver metastases (non-liver metastases, NLM), were presented at the 2025 European Society for Medical Oncology Congress in October 2025 and simultaneously published in The Lancet. In December 2025, we submitted a New Drug Application (NDA) to the FDA for zanzalintinib in combination with atezolizumab for the treatment of previously treated metastatic colorectal cancer. In February 2026, we announced that the FDA had accepted our NDA and assigned a standard review, with a Prescription Drug User Fee Act (PDUFA) target action date of December 3, 2026. In June 2026, we announced results from the final analysis of the other dual primary endpoint of OS in the NLM subpopulation showing a non-statistically significant trend in OS favoring the combination in the NLM subpopulation (stratified HR: 0.83; 95% CI:

0.66–1.05; P=0.1185), with median OS values of 15.9 months with zanzalintinib in combination with atezolizumab, and 12.7 months with regorafenib. We intend to present detailed findings at a future medical conference.
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
Beyond STELLAR-001, STELLAR-002, STELLAR-201, STELLAR-303, STELLAR-304 and STELLAR-311, we intend to initiate additional early-stage and pivotal trials evaluating zanzalintinib across a broad array of potential future indications, including STELLAR-316, a planned phase 3 pivotal trial, in collaboration with Natera, Inc. (Natera) and Merck (known as MSD outside of the United States and Canada), which we anticipate will commence in mid-2026. STELLAR-316 will evaluate zanzalintinib, with and without KEYTRUDA QLEX™ (pembrolizumab and berahyaluronidase alfa-pmph) (KEYTRUDA QLEX is marketed outside the U.S. as KEYTRUDA SC™), in patients with resected stage II/III CRC who, following completion of definitive therapy, have tested positive for molecular residual disease (MRD+) and have no radiographic evidence of disease. Merck will supply KEYTRUDA QLEX and Natera will provide its Signatera™ assay to identify MRD+ patients for trial enrollment. Also, in May 2026, we announced STELLAR-202, a planned phase 2 trial evaluating zanzalintinib in combination with pembrolizumab in the maintenance setting in squamous non-small cell lung cancer, which we expect to initiate in the second half of 2026.
To further expand our exploration of the clinical potential of zanzalintinib, pursuant to a clinical development collaboration, Merck is sponsoring: KEYMAKER-U03 (a phase 1/2 trial evaluating zanzalintinib in combination with WELIREG® (belzutifan), Merck's oral HIF-2α inhibitor, in RCC); LITESPARK-033 (a phase 3 trial, initiated in December 2025, evaluating zanzalintinib in combination with WELIREG versus cabozantinib in first-line advanced RCC following an immunotherapy administered in the adjuvant setting); and LITESPARK-034 (a phase 3 trial, initiated in April 2026, evaluating the combination of zanzalintinib and WELIREG versus WELIREG and placebo in second-line or later advanced RCC patients who have progressed on or after both programmed death-1/ligand 1 (PD-1/L1) and vascular endothelial growth factor receptor-tyrosine kinase inhibitor (VEGFR-TKI) therapies in sequence or in combination). Merck will fund one of these phase 3 studies and we will co-fund the phase 1/2 study and the other phase 3 study, as well as supply zanzalintinib and cabozantinib. Under the collaboration, we continue to retain all global commercial and marketing rights to zanzalintinib.
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
We have made significant progress under our other research collaborations and in-licensing arrangements and believe we will continue to do so in 2026 and in future years. For example, in April 2025, we initiated the phase 1 study of XB628, a first-in-class bispecific antibody, and in August 2025, we initiated a phase 1 study of XB371, a next-generation TF-targeting ADC with a topoisomerase inhibitor payload. We also expect to progress XB773, an ADC targeting the tumor antigen DLL3 toward a potential IND filing in 2026. Each of these biotherapeutics was discovered, in part, in connection with our research collaborations and in-licensing agreements.
Beyond these biotherapeutics assets, we continue to make progress on multiple preclinical programs for molecules that address a variety of targets, and that we believe have significant potential for clinical differentiation. We anticipate that some of these other programs could reach development candidate status in 2027 and beyond.
Future Expansion of our Pipeline
Increasing the number of novel anti-cancer agents in our pipeline is essential to our overall strategy and business goals. We are working to expand our oncology product pipeline through drug discovery efforts, which encompass our diverse biotherapeutics and small molecule programs exploring multiple modalities and mechanisms of action. This approach provides a high degree of flexibility with respect to target selection and modality of treatment and allows us to prioritize those programs that we believe have the greatest chance of producing impactful therapeutics. As part of our strategy, our drug discovery activities have and will continue to include internal research, as well as external research collaborations, in-licensing arrangements and other strategic transactions that collectively leverage a wide range of technology platforms and assets and increase our probability of success. As of the date of this Quarterly Report on Form 10-Q, we expect to progress up to two new development candidates into preclinical development during 2026. We will continue to engage in pipeline expansion initiatives with the goal of discovering, acquiring and/or in-licensing promising investigational oncology assets and then further characterizing and developing them utilizing our established preclinical and clinical development infrastructure.
Second Quarter 2026 Business Updates and Financial Highlights
During the second quarter of 2026, we continued to execute on our business objectives, generating significant revenues from operations and enabling us to continue to seek to maximize the clinical and commercial potential of our products and expand our product pipeline. Significant business updates and financial highlights for the quarter and subsequent to quarter-end include:
Business Updates
•In April 2026, we initiated STELLAR-201, a phase 2 trial evaluating zanzalintinib in patients with recurrent Grade I/II/III meningioma with relapse or progression following radiation and/or surgery or those who are not candidates for radiation and/or surgery. The primary endpoint of the trial is ORR, with secondary endpoints including PFS, DOR and OS.
•In May 2026, we announced two additional zanzalintinib studies: STELLAR-202, a planned phase 2 trial evaluating zanzalintinib in combination with pembrolizumab in the maintenance setting in squamous non-small cell lung cancer, and an additional expansion cohort in the ongoing phase 1b/2 STELLAR-002 study evaluating zanzalintinib in combination with docetaxel in mCRPC patients with measurable disease. In August 2026, we announced an additional expansion cohort for STELLAR-002 evaluating zanzalintinib monotherapy in patients with metastatic bladder cancer who have progressed following treatment with enfortumab vedotin and pembrolizumab. Both the bladder cancer and mCRPC expansion cohorts for STELLAR-002 have been initiated and enrollment is ongoing. We expect to initiate STELLAR-202 in the second half of 2026.

•In May 2026, we announced a clinical development collaboration with Merck for the supply of KEYTRUDA QLEX for STELLAR-316, a planned phase 3 pivotal trial, which will evaluate zanzalintinib, with and without KEYTRUDA QLEX, in patients with resected stage II/III CRC who, following completion of definitive therapy, have tested positive for MRD+ and have no radiographic evidence of disease.
•In May 2026, we presented results from a subgroup analysis of the phase 3 CABINET pivotal trial at the 2026 ASCO Annual Meeting. Several presentations highlighting ongoing studies evaluating CABOMETYX or zanzalintinib in diverse tumor types were also the subject of presentation at the meeting.
•In June 2026, we announced results from the final analysis of the dual primary endpoint of OS in the NLM subpopulation in the phase 3 STELLAR-303 pivotal trial, showing a non-statistically significant trend in OS favoring the combination of zanzalintinib and atezolizumab in the NLM subpopulation. Detailed results are expected to be presented at a future medical conference.
•In October 2025, our Board of Directors authorized a stock repurchase program (SRP) for the repurchase of up to $750 million of our outstanding common stock before December 31, 2026 (the October 2025 SRP). In May 2026, our Board of Directors authorized the repurchase of up to an additional $750 million of our outstanding common stock before December 31, 2027 (the May 2026 SRP). Under these SRPs, as of June 30, 2026, we have repurchased $902.2 million of our common stock, at an average price of $44.66 per share and have completed the October 2025 SRP.
Financial Highlights
•Net product revenues for the second quarter of 2026 were $573.0 million, as compared to $520.0 million for the second quarter of 2025.
•Total revenues for the second quarter of 2026 were $628.7 million, as compared to $568.3 million for the second quarter of 2025.
•Research and development expenses for the second quarter of 2026 were $212.0 million, as compared to $200.4 million for the second quarter of 2025.
•Selling, general and administrative expenses for the second quarter of 2026 were $147.6 million, as compared to $134.9 million for the second quarter of 2025.
•Provision for income taxes for the second quarter of 2026 was $50.6 million, as compared to $45.6 million for the second quarter of 2025.
•Net income for the second quarter of 2026 was $212.1 million, or $0.85 per share, basic and $0.82 per share, diluted, as compared to net income of $184.8 million, or $0.68 per share, basic and $0.65 per share, diluted, for the second quarter of 2025.
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
In the longer term, we may eventually face competition from potential manufacturers of generic or follow-on versions of our marketed products, including the proposed generic versions of CABOMETYX tablets that are the subject of ANDAs submitted to the FDA by MSN, Teva, Cipla, Biocon, Sun, and Accord, as well as 505(b)(2) NDAs submitted by Azurity, Handa, and Almatica. The approval of any of these follow-on products and their subsequent launch could significantly decrease our revenues derived from the U.S. sales of CABOMETYX and thereby materially harm our business, financial condition and results of operations.
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
Fiscal Year Convention
We have adopted a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31. Fiscal year 2026, which is a 52-week fiscal year, will end on January 1, 2027 and fiscal year 2025, which was a 52-week fiscal year, ended on January 2, 2026. For convenience, references in this report as of and for the fiscal periods ended July 3, 2026 and July 4, 2025, and as of and for the fiscal year ending January 1, 2027 and fiscal year ended January 2, 2026, are indicated as being as of and for the periods ended June 30, 2026 and June 30, 2025, and the year ending December 31, 2026 and the year ended December 31, 2025, respectively.
Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Net product revenues	$573,025	$520,014	10%	$1,128,002	$1,033,297	9%
License revenues	59,810	49,301	21%	116,758	91,781	27%
Collaboration services revenues	(4,145)	(1,054)	293%	(5,258)	(1,370)	284%
Total collaboration revenues	55,665	48,247	15%	111,500	90,411	23%
Total revenues	$628,690	$568,261	11%	$1,239,502	$1,123,708	10%
Net Product Revenues
Gross product revenues, discounts and allowances and net product revenues were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Gross product revenues	$812,782	$745,280	9%	$1,608,136	$1,466,991	10%
Discounts and allowances	(239,757)	(225,266)	6%	(480,134)	(433,694)	11%
Net product revenues	$573,025	$520,014	10%	$1,128,002	$1,033,297	9%

Net product revenues by product were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
CABOMETYX	$570,648	$517,890	10%	$1,123,421	$1,028,762	9%
COMETRIQ	2,377	2,124	12%	4,581	4,535	1%
Net product revenues	$573,025	$520,014	10%	$1,128,002	$1,033,297	9%
The increases in net product revenues for the three and six months ended June 30, 2026, as compared to the corresponding prior year periods, were primarily related to an increase of 6% in the number of CABOMETYX units sold, for each period, reflecting continuing demand for CABOMETYX in combination with nivolumab as a first-line treatment of patients with advanced RCC, and demand for previously treated advanced NET and, to a lesser extent, increases of 4% and 3%, respectively, in the average net selling price of CABOMETYX. The increases in sales volume were largely driven by refills, reflecting the longer duration of therapy for the combination of CABOMETYX with nivolumab, and increases in related market share reflecting the continued evolution of the metastatic RCC and NET treatment landscapes.
We project our net product revenues may increase for the remainder of 2026, as compared to the corresponding prior year period, for similar reasons noted above.
We recognize product revenues net of discounts and allowances that are described in “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2025 Form 10-K. Discounts and allowances have generally increased over time as the number of patients participating in government programs has increased and as the discounts given and rebates paid to government payers have also increased. The increases in the amount of discounts and allowances for the three and six months ended June 30, 2026, as compared to the corresponding prior year periods, were primarily the result of increases in the volume of units sold, higher utilization, and higher discounts associated with the Part D Discount Program, partially offset by lower utilization under the 340B Drug Pricing Program.
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
Milestone revenues, which are allocated between license revenues and collaboration services revenues, were $0.7 million and $9.5 million, respectively, for the three and six months ended June 30, 2026, as compared to $1.6 million and $2.5 million for the corresponding prior year periods. During the six months ended June 30, 2026, we recognized $7.8 million in revenues in connection with an $8.0 million commercial milestone payment from Takeda, which was earned upon their achievement of $300.0 million of cumulative net sales of cabozantinib in Japan.
Royalty revenues for the three and six months ended June 30, 2026 increased, as compared to the corresponding prior year periods, primarily as a result of increases in Ipsen’s net sales of cabozantinib outside of the U.S and Japan. Ipsen royalties were $50.5 million and $94.1 million, respectively, for the three and six months ended June 30, 2026, as compared to $39.5 million and $73.5 million for the corresponding prior year periods. Royalty revenues related to Takeda’s net sales of cabozantinib were $2.7 million and $5.1 million, respectively, for the three and six months ended June 30, 2026, as compared to $3.8 million and $6.6 million for the corresponding prior year periods. CABOMETYX is approved and is commercially available in 69 countries outside the U.S.
Due to uncertainties surrounding the timing and achievement of development, regulatory and commercial milestones, it is difficult to predict the timing of future milestone revenues; consequently, milestone revenues may vary significantly from period to period.

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
Development cost reimbursements for the three and six months ended June 30, 2026 decreased, as compared to the corresponding prior year periods, due to decreases in spending on studies evaluating cabozantinib that are subject to reimbursement.
Recognition of deferred revenues for the portion of upfront and milestone payments that have been allocated to research and development services performance obligations were not material in each of the three and six months ended June 30, 2026 and 2025.
Collaboration services revenues are reduced by the 3% royalty we are required to pay to Royalty Pharma on the net sales by Ipsen and Takeda of any products containing cabozantinib. The royalty payments due to Royalty Pharma increased in the three and six months ended June 30, 2026, as compared to the corresponding prior year periods, as a result of increases in the royalty generating sales of cabozantinib by Ipsen.
We project our collaboration services revenues may increase for the remainder of 2026, as compared to the corresponding prior year period, primarily as a result of an increase in development cost reimbursements, partially offset by an increase in royalty payments on the sales of cabozantinib by Ipsen and Takeda.
Cost of Goods Sold
The cost of goods sold and our gross margins were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Cost of goods sold	$20,657	$19,470	6%	$40,610	$38,642	5%
Gross margin %	96%	96%		96%	96%
Cost of goods sold is related to our product revenues and consists of a 3% royalty payable on U.S. net sales of any product containing cabozantinib, as well as the cost of inventory sold, indirect labor costs, write-downs related to expiring, excess and obsolete inventory, and other third-party logistics costs. The increases in cost of goods sold for the three and six months ended June 30, 2026, as compared to the corresponding prior year periods, were primarily due to increases in royalties as a result of increased U.S. CABOMETYX sales. We project our gross margin will not change significantly during the remainder of 2026.
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
Research and development expenses by category were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Development:
Clinical trial costs	$63,605	$55,744	14%	$115,009	$118,485	-3%
Personnel expenses	46,617	49,461	-6%	95,607	98,998	-3%
License and other collaboration costs	7,500	2,500	200%	12,575	7,500	68%
Consulting and outside services	16,291	16,321	0%	29,929	29,024	3%
Other development costs	16,509	10,133	63%	33,117	33,369	-1%
Total development	150,522	134,159	12%	286,237	287,376	0%
Drug discovery:
License and other collaboration costs	1,764	3,154	-44%	4,574	3,413	34%
Other drug discovery costs	16,488	18,203	-9%	33,154	36,197	-8%
Total drug discovery	18,252	21,357	-15%	37,728	39,610	-5%
Stock-based compensation	12,344	14,143	-13%	24,662	23,665	4%
Other research and development	30,869	30,697	1%	63,276	61,938	2%
Total research and development expenses	$211,987	$200,356	6%	$411,903	$412,589	0%
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
Clinical trial costs by scientific modalities, by product and by product candidate were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Small molecules:
Zanzalintinib	$46,853	$38,627	21%	$84,126	$79,747	5%
Cabozantinib	5,160	8,469	-39%	9,484	18,452	-49%
Other small molecules	1,381	4,607	-70%	2,970	10,123	-71%
Total small molecules	53,394	51,703	3%	96,580	108,322	-11%
Biotherapeutics	10,211	4,041	153%	18,429	10,163	81%
Total clinical trial costs	$63,605	$55,744	14%	$115,009	$118,485	-3%
The increase in research and development expenses for the three months ended June 30, 2026, as compared to the corresponding prior year period, was primarily related to increases in clinical trial costs, manufacturing costs to support our development candidates (presented as part of other development costs) and development-related license and other collaboration costs, partially offset by a decrease in personnel expenses. The decrease in research and development expenses for the six months ended June 30, 2026, as compared to the corresponding prior year period, was primarily related to decreases in clinical trial costs and personnel expenses, partially offset by increases in license and other collaboration costs and manufacturing costs to support our development candidates (presented as part of other development costs).
Clinical trial costs increased for the three months ended June 30, 2026, as compared to the corresponding prior year period, primarily due to higher costs associated with studies evaluating zanzalintinib, XB371, and XB628, partially offset by lower costs associated with cabozantinib, XL309, and XB002 studies. Clinical trial costs decreased for the six months ended June 30, 2026, as compared to the corresponding prior year period, primarily due to lower costs associated with studies evaluating cabozantinib, XL309, and XL495, partially offset by higher costs associated with studies evaluating zanzalintinib, XB371, and XB628.
Development-related license and other collaboration costs increased for the three and six months ended June 30, 2026, as compared to the corresponding prior year periods, primarily due to higher development milestone achievement in our clinical-stage in-licensing collaboration programs. Drug discovery-related license and other collaboration costs decreased for the three months ended June 30, 2026, as compared to the corresponding prior year period, primarily due to lower option exercise fees in our discovery-stage in-licensing collaboration programs. Drug discovery-related license and other collaboration costs increased for the six months ended June 30, 2026, as compared to the corresponding prior year period, primarily due to higher development milestone achievement in our discovery-stage in-licensing collaboration programs and higher research funding.
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
We project that clinical trial costs may increase for the remainder of 2026, as compared to the corresponding prior year period, primarily driven by higher costs associated with various studies evaluating zanzalintinib, XB628, and XB371, partially offset by lower costs associated with studies evaluating cabozantinib and XL309.
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
We project our research and development expenses may increase for the remainder of 2026, as compared to the prior year period, primarily driven by increases in clinical trial costs, including the current and planned trials evaluating zanzalintinib, XB628, and XB371, personnel expenses, and consulting and outside services, partially offset by a decrease in license and other collaboration costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Selling, general and administrative expenses(1)	$127,413	$112,931	13%	$250,283	$233,706	7%
Stock-based compensation	20,219	21,928	-8%	36,951	38,336	-4%
Total selling, general and administrative expenses	$147,632	$134,859	9%	$287,234	$272,042	6%
__________________
(1) Excludes stock-based compensation allocated to selling, general and administrative expenses.

Selling, general and administrative expenses consist primarily of personnel expenses, stock-based compensation, marketing costs and certain other administrative costs.
The increase in selling, general and administrative expenses for the three months ended June 30, 2026, as compared to the corresponding prior year period, was primarily due to increases in marketing activities in support of the pre-launch activities for zanzalintinib and personnel expenses. The increase in selling, general and administrative expenses for the six months ended June 30, 2026, as compared to the corresponding prior year period, was primarily due to increases in marketing activities in support of the pre-launch activities for zanzalintinib, personnel expenses, and legal and advisory fees, partially offset by a decrease in corporate giving.
We project our selling, general and administrative expenses may increase for the remainder of 2026, as compared to the corresponding prior year period, primarily driven by increases in personnel expenses, marketing activities in support of the anticipated commercial launch of zanzalintinib, and legal and advisory fees.
Non-Operating Income
Non-operating income was as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Interest income	$14,210	$16,789	-15%	$30,337	$35,865	-15%
Other income (expenses), net	54	50	8%	273	(195)	n/a
Non-operating income	$14,264	$16,839	-15%	$30,610	$35,670	-14%
The decreases in non-operating income for the three and six months ended June 30, 2026, as compared to the corresponding prior year periods, were primarily the result of a decrease in interest income due to lower average interest-bearing investment balances and lower average interest rates.
Provision for Income Taxes
The provision for income taxes and the effective tax rates were as follows (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025		2026	2025
Provision for income taxes	$50,628	$45,567	11%	$107,848	$91,641	18%
Effective tax rate	19.3%	19.8%		20.3%	21.0%
The effective tax rates for the three and six months ended June 30, 2026 differed from the U.S. federal statutory tax rate of 21%, primarily due to excess tax benefits related to certain stock grants and the Foreign-Derived Intangible Income deduction, partially offset by state taxes. The effective tax rate for the three months ended June 30, 2025, differed from the U.S. federal statutory tax rate of 21%, primarily due to excess tax benefits related to certain stock grants and the generation of federal tax credits, partially offset by state taxes. The effective tax rate for the six months ended June 30, 2025, differed from the U.S. federal statutory tax rate of 21%, primarily due to state taxes, offset by excess tax benefits related to certain stock grants and the generation of federal tax credits.
Liquidity and Capital Resources
As of June 30, 2026, we had $1.4 billion in cash, cash equivalents and marketable securities, as compared to $1.7 billion as of December 31, 2025. We anticipate that the aggregate of our current cash, cash equivalents and marketable securities available for operations, net product revenues and collaboration revenues will enable us to maintain our operations for at least 12 months and thereafter for the foreseeable future.
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

Our primary sources of operating cash are: cash collections from customers related to net product revenues, which we project may increase for the remainder of 2026, as compared to the corresponding period in 2025; cash collections related to milestones achieved and royalties earned from our commercial collaboration arrangements with Ipsen, Takeda and others; and cash collections for cost reimbursements under certain of our development programs with Ipsen and Takeda. The timing of cash generated from commercial collaborations and cash payments required for in-licensing collaborations relative to upfront license fee payments, cost reimbursements, exercise of option payments and other contingent payments such as development milestone payments may vary from period to period.
We project that we may continue to spend significant amounts of cash to fund the development of certain product candidates in our pipeline, including zanzalintinib, XB010, XB628 and XB371. In addition, we may continue to expand our oncology product pipeline through additional research collaborations, in-licensing arrangements and other strategic transactions that align with our oncology drug development, regulatory and commercial expertise.
In October 2025, our Board of Directors authorized the October 2025 SRP to acquire up to $750.0 million of our outstanding common stock before December 31, 2026. In May 2026, our Board of Directors authorized the May 2026 SRP for repurchase of up to an additional $750.0 million of our outstanding common stock before December 31, 2027. Under these SRPs, as of June 30, 2026, we have repurchased 20.2 million shares of common stock for an aggregate purchase price of $902.2 million and have completed the October 2025 SRP. As of June 30, 2026, approximately $597.8 million remained available under the May 2026 SRP for future stock repurchases before December 31, 2027. Stock repurchases under the May 2026 SRP may be made from time to time through a variety of methods, which may include open market purchases, in block trades, Rule 10b5-1 trading plans, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. The timing and amount of any stock repurchases under the SRP will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of our common stock and general market conditions. The SRP does not obligate us to acquire any amount of our common stock, and the SRP may be modified, suspended or discontinued at any time without prior notice.
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
Sources and Uses of Cash (dollars in thousands):

	June 30, 2026	December 31, 2025	Percent Change
Working capital	$888,895	$1,037,645	-14%
Cash, cash equivalents and marketable securities	$1,384,315	$1,662,694	-17%
Working Capital: The decrease in working capital as of June 30, 2026, as compared to December 31, 2025, was primarily due to the payments for repurchases of our common stock, partially offset by the favorable impact to our net current assets resulting from an increase in net product revenues. In the future, our working capital may be impacted by one of these factors or other factors, the amounts and timing of which are variable.
Cash, Cash Equivalents and Marketable Securities: Cash and cash equivalents primarily consist of deposits at major banks, money market funds, commercial paper and other securities with original maturities 90 days or less. Marketable securities primarily consist of debt securities available-for-sale and certificates of deposit. For additional information regarding our cash, cash equivalents and marketable securities, see “Note 5. Cash and Marketable Securities” of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The decrease in cash, cash equivalents and marketable securities as of June 30, 2026, as compared to December 31, 2025, was primarily due to cash payments to repurchase our common stock, cash payments to support our development and discovery programs, and operating cash payments for employee-related expenditures, partially offset by cash inflows generated by our operations from sales of our products and our commercial collaboration arrangements.

Cash flow activities were as follows (dollars in thousands):

	Six Months Ended June 30,		Percent Change
	2026	2025
Net cash provided by operating activities	$559,586	$260,430	115%
Net cash provided by investing activities	$40,360	$297,795	-86%
Net cash used in financing activities	$(800,986)	$(611,166)	31%
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
Net cash provided by operating activities increased for the six months ended June 30, 2026, as compared to the corresponding prior year period, primarily due to an increase in cash received on sales of our products, and a decrease in cash paid for certain operating expenses, primarily due to the federal cash tax benefit related to the One Big Beautiful Bill Act.
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
Net cash provided by investing activities decreased for the six months ended June 30, 2026, as compared to the corresponding prior year period, primarily due to a decrease in cash proceeds from maturities and sales of marketable securities and an increase in purchases of marketable securities, partially offset by a decrease in cash paid for acquired in-process research and development technology related to certain in-licensing collaboration arrangements.
Financing Activities
The changes in cash flows from financing activities primarily relate to payments for repurchases of common stock, proceeds from employee stock programs and taxes paid related to net share settlement of equity awards.
Net cash used in financing activities increased for the six months ended June 30, 2026, as compared to the corresponding prior year period, primarily due to an increase in payments for repurchases of common stock.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations as of June 30, 2026 from those disclosed in our Fiscal 2025 Form 10-K. For more information about our leases and our other contractual obligations, see “Note 12. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2025 Form 10-K.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2026, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Fiscal 2025 Form 10-K.
Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our market risks, as of June 30, 2026, have not changed significantly from those described in Part II, Item 7A of our Fiscal 2025 Form 10-K.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In October 2025, our Board of Directors authorized a stock repurchase program (SRP) to acquire up to $750.0 million of our outstanding common stock before December 31, 2026 (the October 2025 SRP). In May 2026, our Board of Directors authorized the repurchase of up to an additional $750.0 million of our outstanding common stock before December 31, 2027 (the May 2026 SRP). Under these SRPs, as of June 30, 2026, we have repurchased 20.2 million shares of common stock for an aggregate purchase price of $902.2 million and have completed the October 2025 SRP. As of June 30, 2026, approximately $597.8 million remained available under the May 2026 SRP for future stock repurchases before December 31, 2027.

The following table summarizes the stock repurchase activity for the three months ended June 30, 2026 and the approximate dollar value of shares that may yet be purchased pursuant to our SRPs (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
April 4, 2026 - May 1, 2026	3,091	$44.85	3,091	$770,779
May 2, 2026 - May 29, 2026	1,717	$48.52	1,717	$687,473
May 30, 2026 - July 3, 2026	1,705	$52.59	1,705	$597,778
Total	6,513		6,513
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
Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Mary C. Beckerle, a member of our Board of Directors, entered into a pre-arranged stock trading plan on May 8, 2026. Dr. Beckerle's trading plan provides for the sale of up to 22,035 shares of our common stock between August 7, 2026 and June 18, 2027. This trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and Exelixis’ policies regarding transactions in Exelixis securities.
During the three months ended June 30, 2026, no other directors or Section 16 officers of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 6. Exhibits.

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/Appendix Reference	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Exelixis, Inc.	10-Q	000-30235	3.1	8/5/2021
3.2	Certificate of Change of Registered Agent and/or Registered Office of Exelixis, Inc.	10-Q	000-30235	3.2	4/30/2024
3.3	Amended and Restated Bylaws of Exelixis, Inc.	8-K	000-30235	3.1	12/20/2023
10.1†	Exelixis, Inc. 2017 Equity Incentive Plan	8-K	000-30235	10.1	5/29/2026
10.2†	Non-Employee Director Equity Compensation Policy					X
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and Rule 15d-14(a)					X
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document	The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
†	Management contract or compensatory plan.
‡	This certification accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Exelixis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXELIXIS, INC.

August 5, 2026	By:	/s/ Christopher J. Senner
Date		Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)