Form 10-Q
period 2026-10-02
EXELIXIS, INC.
filed 2026-10-29
CIK 939767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 19, 2026, there were 244,010,895 shares of the registrant’s common stock outstanding.

EXELIXIS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
EXELIXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$304,774	$482,488
Marketable securities	587,244	576,603
Trade receivables, net	328,466	286,916
Inventory	29,871	21,686
Prepaid expenses and other current assets	71,267	75,596
Total current assets	1,321,622	1,443,289
Non-current marketable securities	507,759	603,603
Property and equipment, net	87,276	98,960
Deferred tax assets, net	295,561	292,582
Goodwill	63,684	63,684
Right-of-use assets and other non-current assets	237,587	342,305
Total assets	$2,513,489	$2,844,423
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,833	$29,623
Accrued compensation and benefits	100,493	102,218
Accrued clinical trial liabilities	70,316	65,742
Rebates and fees due to customers	70,767	59,896
Accrued collaboration liabilities	24,627	22,783
Other current liabilities	114,841	125,382
Total current liabilities	411,877	405,644
Non-current operating lease liabilities	162,201	173,038
Other non-current liabilities	105,579	104,422
Total liabilities	679,657	683,104
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized and no shares issued	—	—
Common stock, $0.001 par value; 400,000 shares authorized; issued and outstanding: 244,678 and 262,483 at September 30, 2026, and December 31, 2025, respectively	245	262
Additional paid-in-capital	2,098,978	2,234,411
Accumulated other comprehensive income (loss)	(6,589)	3,476
Accumulated deficit	(258,802)	(76,830)
Total stockholders’ equity	1,833,832	2,161,319
Total liabilities and stockholders’ equity	$2,513,489	$2,844,423
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Net product revenues	$604,924	$542,930	$1,732,926	$1,576,227
Collaboration revenues	53,772	54,825	165,272	145,236
Total revenues	658,696	597,755	1,898,198	1,721,463
Operating expenses:
Cost of goods sold	26,233	18,574	66,843	57,216
Research and development	209,481	199,164	621,384	611,753
Selling, general and administrative	154,559	123,661	441,793	395,703
Restructuring	—	19,816	—	19,816
Total operating expenses	390,273	361,215	1,130,020	1,084,488
Income from operations	268,423	236,540	768,178	636,975
Interest income	14,315	15,922	44,652	51,787
Other income (expenses), net	47	(49)	320	(244)
Income before income taxes	282,785	252,413	813,150	688,518
Provision for income taxes	64,690	58,835	172,538	150,476
Net income	$218,095	$193,578	$640,612	$538,042
Net income per share:
Basic	$0.88	$0.72	$2.54	$1.97
Diluted	$0.85	$0.69	$2.46	$1.90
Weighted-average common shares outstanding:
Basic	246,756	268,421	251,964	273,269
Diluted	255,754	278,535	260,917	283,701
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$218,095	$193,578	$640,612	$538,042
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale debt securities, net of tax impact of $1,357, $(659), $2,979 and $(1,445), respectively	(4,576)	2,216	(10,065)	4,912
Comprehensive income	$213,519	$195,794	$630,547	$542,954
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2026	248,885	$249	$2,108,059	$(2,013)	$(262,533)	$1,843,762
Net income	—	—	—	—	218,095	218,095
Other comprehensive loss	—	—	—	(4,576)	—	(4,576)
Issuance of common stock under the equity incentive plan	274	—	3,395	—	—	3,395
Stock transactions associated with taxes withheld on equity awards	—	—	(3,357)	—	—	(3,357)
Repurchases of common stock	(4,481)	(4)	(37,945)	—	(214,364)	(252,313)
Stock-based compensation	—	—	28,826	—	—	28,826
Balance at September 30, 2026	244,678	$245	$2,098,978	$(6,589)	$(258,802)	$1,833,832

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2025	270,132	$270	$2,251,456	$1,349	$(219,539)	$2,033,536
Net income	—	—	—	—	193,578	193,578
Other comprehensive income	—	—	—	2,216	—	2,216
Issuance of common stock under the equity incentive plan	340	—	3,500	—	—	3,500
Stock transactions associated with taxes withheld on equity awards	—	—	(3,363)	—	—	(3,363)
Repurchases of common stock	(2,374)	(2)	(19,789)	—	(80,100)	(99,891)
Stock-based compensation	—	—	31,124	—	—	31,124
Balance at September 30, 2025	268,098	$268	$2,262,928	$3,565	$(106,061)	$2,160,700
Continued on next page

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	262,483	$262	$2,234,411	$3,476	$(76,830)	$2,161,319
Net income	—	—	—	—	640,612	640,612
Other comprehensive loss	—	—	—	(10,065)	—	(10,065)
Issuance of common stock under the equity incentive plan and stock purchase plan	3,210	4	26,221	—	—	26,225
Stock transactions associated with taxes withheld on equity awards	—	—	(73,909)	—	—	(73,909)
Repurchases of common stock	(21,015)	(21)	(178,474)	—	(822,584)	(1,001,079)
Stock-based compensation	—	—	90,729	—	—	90,729
Balance at September 30, 2026	244,678	$245	$2,098,978	$(6,589)	$(258,802)	$1,833,832

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	281,732	$282	$2,343,915	$(1,347)	$(98,647)	$2,244,203
Net income	—	—	—	—	538,042	538,042
Other comprehensive income	—	—	—	4,912	—	4,912
Issuance of common stock under the equity incentive plan and stock purchase plan	4,328	4	41,346	—	—	41,350
Stock transactions associated with taxes withheld on equity awards	—	—	(66,422)	—	—	(66,422)
Repurchases of common stock	(17,962)	(18)	(149,564)	—	(545,456)	(695,038)
Stock-based compensation	—	—	93,653	—	—	93,653
Balance at September 30, 2025	268,098	$268	$2,262,928	$3,565	$(106,061)	$2,160,700
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

EXELIXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Net income	$640,612	$538,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,867	22,109
Stock-based compensation	90,331	92,886
Non-cash lease expense	17,808	18,210
Acquired in-process research and development technology	11,600	6,999
Other, net	(4,556)	(9,261)
Changes in operating assets and liabilities:
Trade receivables, net	(41,550)	(44,207)
Inventory	(3,753)	(1,581)
Prepaid expenses and other assets	94,349	(36,737)
Accrued collaboration liabilities	844	1,544
Accounts payable and other liabilities	12,990	(37,252)
Net cash provided by operating activities	839,542	550,752
Cash flows from investing activities:
Purchases of marketable securities	(527,580)	(477,556)
Proceeds from maturities and sales of marketable securities	582,646	833,527
Purchases of property, equipment and other, net	(10,814)	(7,272)
Acquired in-process research and development technology	(10,600)	(25,499)
Net cash provided by investing activities	33,652	323,200
Cash flows from financing activities:
Payments for repurchases of common stock	(1,003,289)	(689,893)
Proceeds from issuance of common stock under the equity incentive plan and stock purchase plan	26,313	41,262
Taxes paid related to net share settlement of equity awards	(73,932)	(66,395)
Net cash used in financing activities	(1,050,908)	(715,026)
Net increase (decrease) in cash and cash equivalents	(177,714)	158,926
Cash and cash equivalents at beginning of period	482,488	217,374
Cash and cash equivalents at end of period	$304,774	$376,300
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
We use a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31. Fiscal year 2026, which is a 52-week fiscal year, will end on January 1, 2027 and fiscal year 2025, which was a 52-week fiscal year, ended on January 2, 2026. For convenience, references in this report as of and for the fiscal periods ended October 2, 2026, October 3, 2025, July 3, 2026 and July 4, 2025, and as of and for the fiscal year ending January 1, 2027 and the fiscal years ended January 2, 2026 and January 3, 2025, are indicated as being as of and for the periods ended September 30, 2026, September 30, 2025, June 30, 2026 and June 30, 2025, and the year ending December 31, 2026, and the years ended December 31, 2025, and December 31, 2024, respectively.
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and pursuant to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial statements for the periods presented have been included. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any future period. The accompanying Condensed Consolidated Financial Statements and Notes thereto should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2025, included in Part II, Item 8 of our Annual Report on Form 10-K, filed with the SEC on February 10, 2026 (Fiscal 2025 Form 10-K).

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
Significant Accounting Policies
There have been no material changes to our significant accounting policies during the nine months ended September 30, 2026, as compared to the significant accounting policies disclosed in “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2025 Form 10-K.
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
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (ASU 2025-12), which addresses 33 issues, representing amendments to Accounting Standards Codification (ASC) topics that clarify, correct errors or make minor improvements. ASU 2025-12 makes the ASC topics easier to understand and apply. ASU 2025-12 is effective for us in our annual reporting for fiscal year 2027, and in our interim periods beginning in fiscal year 2027. Early adoption and retrospective application are permitted on an issue-by-issue basis. We are currently evaluating the impact of ASU 2025-12 on our Consolidated Financial Statements.

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
The segment and consolidated net income, including significant segment expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$658,696	$597,755	$1,898,198	$1,721,463
Less:
Cost of goods sold	26,233	18,574	66,843	57,216
Drug discovery	17,144	23,838	54,872	63,448
Development	147,739	133,645	433,976	421,021
Selling, general, and administrative	136,910	103,129	387,193	336,835
Other segment items(1)	62,200	82,078	186,816	206,212
Interest income	(14,315)	(15,922)	(44,652)	(51,787)
Provision for income taxes	64,690	58,835	172,538	150,476
Segment and consolidated net income	$218,095	$193,578	$640,612	$538,042
_________________
(1) Other segment items include stock-based compensation, restructuring expenses, other research and development expenses, including the allocation of general corporate costs to research and development services and development cost reimbursements in connection with certain of our collaboration arrangements, and other income (expenses), net.
All of our long-lived assets are located in the U.S. See “Note 3. Revenues” for enterprise-wide disclosures about product sales, revenues from major customers and revenues by geographic region.
NOTE 3. REVENUES
Revenues consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenues:
Gross product revenues	$853,716	$780,272	$2,461,852	$2,247,263
Discounts and allowances	(248,792)	(237,342)	(728,926)	(671,036)
Net product revenues	604,924	542,930	1,732,926	1,576,227
Collaboration revenues:
License revenues	58,408	56,236	175,166	148,017
Collaboration services revenues	(4,636)	(1,411)	(9,894)	(2,781)
Collaboration revenues	53,772	54,825	165,272	145,236
Total revenues	$658,696	$597,755	$1,898,198	$1,721,463

The percentage of total revenues by customer who individually accounted for 10% or more of our total revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Affiliates of Cencora, Inc.	20%	20%	21%	22%
Affiliates of McKesson Corporation	20%	20%	20%	19%
Affiliates of CVS Health Corporation	16%	15%	15%	15%
Affiliates of Optum Specialty Pharmacy	11%	*	10%	*
Accredo Health Group, Inc.	*	11%	10%	12%
Cardinal Health, Inc.	10%	*	*	*
___________________
(*) Represents less than 10% of our total revenues in the applicable period.
The percentage of trade receivables by customer who individually accounted for 10% or more of our trade receivables were as follows:

	September 30, 2026	December 31, 2025
Affiliates of McKesson Corporation	25%	25%
Affiliates of Cencora, Inc.	24%	23%
Ipsen Pharma SAS	15%	19%
Affiliates of CVS Health Corporation	13%	13%
Cardinal Health, Inc.	12%	12%
Total revenues by geographic region were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S.	$609,099	$546,461	$1,746,006	$1,588,413
Europe	44,298	44,966	129,873	114,705
Japan	5,299	6,328	22,319	18,345
Total revenues	$658,696	$597,755	$1,898,198	$1,721,463
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

Net product revenues by product were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
CABOMETYX	$603,154	$539,878	$1,726,575	$1,568,640
COMETRIQ	1,770	3,052	6,351	7,587
Net product revenues	$604,924	$542,930	$1,732,926	$1,576,227
Product Sales Discounts and Allowances
The activities and ending reserve balances for each significant category of discounts and allowances (which constitute variable consideration) were as follows (in thousands):

	Chargebacks, Discounts for Prompt Payment and Other	Other Customer Credits/Fees and Co-pay Assistance	Rebates	Total
Balance at December 31, 2025	$34,223	$23,612	$36,284	$94,119
Provision related to sales made in:
Current period	492,111	55,155	192,295	739,561
Prior periods	(10,015)	(402)	(218)	(10,635)
Payments and customer credits issued	(485,149)	(56,113)	(179,846)	(721,108)
Balance at September 30, 2026	$31,170	$22,252	$48,515	$101,937
The allowance for chargebacks, discounts for prompt payment and other are recorded as a reduction of trade receivables, net, and the remaining reserves are recorded as rebates and fees due to customers in the accompanying Condensed Consolidated Balance Sheets.
Contract Assets and Liabilities
We receive payments from our collaboration partners based on billing schedules established in each contract. Amounts are recorded as accounts receivable when our right to consideration is unconditional. We may also recognize revenue in advance of the contractual billing schedule and such amounts are recorded as a contract asset when recognized. We may be required to defer recognition of revenue for upfront and milestone payments until we perform our obligations under these arrangements, and such amounts are recorded as deferred revenue upon receipt or when due. For those contracts that have multiple performance obligations, contract assets and liabilities are reported on a net basis at the contract level. There were no contract assets as of September 30, 2026 and December 31, 2025. Contract liabilities are primarily related to deferred revenues from Ipsen Pharma SAS (Ipsen) and Takeda Pharmaceutical Company Limited (Takeda).
Contract liabilities were as follows (in thousands):

	September 30, 2026	December 31, 2025
Contract liabilities:
Current portion(1)	$1,081	$1,115
Non-current portion(2)	4,041	6,112
Total contract liabilities	$5,122	$7,227
____________________
(1) Presented in other current liabilities in the accompanying Condensed Consolidated Balance Sheets.
(2) Presented in other non-current liabilities in the accompanying Condensed Consolidated Balance Sheets.
During each of the three and nine months ended September 30, 2026, and 2025, we recognized $1.0 million and $3.1 million, respectively, of revenues that were included in the deferred revenues balance at the beginning of the respective periods.

During the three and nine months ended September 30, 2026, we recognized $58.0 million and $177.9 million, respectively, in revenues for performance obligations satisfied in previous periods, as compared to $57.6 million and $151.3 million, respectively, for the corresponding prior year periods. During the three and nine months ended September 30, 2026, such revenues were primarily related to royalty payments allocated to our license performance obligations for our collaborations with Ipsen and Takeda and the recognition of revenues for the achievement of milestones, including a commercial milestone achieved during the first quarter of 2026. During the three and nine months ended September 30, 2025, such revenues were primarily related to royalty payments allocated to our license performance obligations for our collaborations with Ipsen and Takeda and the recognition of revenues for the achievement of milestones, including a regulatory milestone achieved during the third quarter of 2025.
As of September 30, 2026, $16.0 million of the combined transaction prices for our Ipsen and Takeda collaborations were allocated to research and development services performance obligations that had not yet been satisfied. See “Note 4. Collaboration Agreements and Business Development Activities” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2025 Form 10-K for additional information about the expected timing to satisfy these performance obligations.
NOTE 4. COLLABORATION AGREEMENTS AND BUSINESS DEVELOPMENT ACTIVITIES
We have established multiple collaborations with leading biopharmaceutical companies for the commercialization and further development of our cabozantinib franchise. Additionally, we have made considerable progress under our existing research collaboration and in-licensing arrangements to further enhance our pipeline and expand our ability to discover, develop and commercialize novel therapies with the goal of providing new treatment options for cancer patients. Historically, we also entered into other collaborations with leading biopharmaceutical companies pursuant to which we out-licensed other compounds and programs in our portfolio.
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
Revenues under the collaboration agreement with Ipsen were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
License revenues	$49,071	$47,313	$143,142	$120,832
Collaboration services revenues	(4,773)	(2,347)	(13,269)	(6,127)
Total collaboration revenues	$44,298	$44,966	$129,873	$114,705
During the three and nine months ended September 30, 2025, we recognized $4.3 million in license revenues and $0.4 million in collaboration services revenues in connection with a $5.0 million regulatory milestone payment, upon approval by the European Commission for the treatment of patients with either advanced pancreatic neuroendocrine tumors or advanced extra-pancreatic neuroendocrine tumors.
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
Revenues under the collaboration agreement with Takeda were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
License revenues	$2,691	$3,299	$13,003	$9,891
Collaboration services revenues	136	936	3,375	3,346
Total collaboration revenues	$2,827	$4,235	$16,378	$13,237
During the nine months ended September 30, 2026, we recognized $7.8 million in revenues in connection with an $8.0 million commercial milestone payment from Takeda, which was earned upon their achievement of $300.0 million of cumulative net sales of cabozantinib in Japan. Of the revenues recognized from this milestone, $5.3 million was allocated to license revenues and $2.5 million was allocated to collaboration services revenues. Upon the achievement of this commercial milestone, the tiered royalty rate on annual net sales reset to 20% and will reset each calendar year, thereafter.
Royalty Pharma and GSK
In October 2002, we established a product development and commercialization collaboration agreement with GlaxoSmithKline (now GSK plc, or GSK), that required us to pay a 3% royalty to GSK on the worldwide net sales of any product containing cabozantinib sold by us and our collaboration partners. Effective January 1, 2021, Royalty Pharma plc (Royalty Pharma) acquired from GSK all rights, title and interest in royalties on net product sales containing cabozantinib for non-U.S. markets for the full term of the royalty and for the U.S. market through September 2026, after which time U.S. royalties reverted back to GSK. Royalty fees earned in connection with cabozantinib sales are recognized in cost of goods sold for our sales and as a reduction of collaboration services revenues for sales made by our collaboration partners. Such royalty fees earned were $24.5 million and $71.6 million during the three and nine months ended September 30, 2026, respectively, as compared to $22.2 million and $63.9 million, respectively, for the corresponding prior year periods.
Research Collaborations, In-Licensing Arrangements and Other Business Development Activities
We enter into collaborative arrangements with other pharmaceutical or biotechnology companies to develop and commercialize oncology assets or other intellectual property. Our research collaborations and in-licensing arrangements are intended to enhance our pipeline and expand our ability to discover, develop and commercialize novel therapies with the goal of providing new treatment options for cancer patients. Our research collaborations, in-licensing arrangements and other strategic transactions generally include upfront payments for the purchase or in-licensing of intellectual property, development, regulatory and commercial milestone payments and royalty payments, in each case contingent upon the occurrence of certain future events linked to the success of the asset in development. Certain of our research collaborations provide us exclusive options that give us the right to license programs or acquire the intellectual property developed under the research collaborations for further discovery and development. When we decide to exercise the options, we are required to pay an exercise fee and then assume the responsibilities for all subsequent development, manufacturing and commercialization.
During the three and nine months ended September 30, 2026, we recognized $3.2 million and $20.3 million, respectively, as compared to $8.4 million and $19.3 million, respectively, for the corresponding prior year periods, within research and development expenses on the Condensed Consolidated Statements of Income, primarily related to development milestone payments for the cost of intellectual property that have not yet achieved technological feasibility, research and development funding and other fees.
As of September 30, 2026, in conjunction with the active collaborative in-licensing arrangements and asset purchase agreements, we are subject to potential future development milestone payments of up to $441.5 million, regulatory milestone payments of up to $278.0 million and commercial milestone payments of up to $2.5 billion, each in the aggregate per product or target, as well as royalties on future net sales of products.

NOTE 5. CASH AND MARKETABLE SECURITIES
Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$257,765	$—	$(3)	$257,762
Corporate bonds	792,197	84	(6,780)	785,501
U.S. Treasury and government-sponsored enterprises	165,033	3	(1,457)	163,579
Municipal bonds	6,835	—	(42)	6,793
Total debt securities available-for-sale	1,221,830	87	(8,282)	1,213,635
Money market funds	139,503	—	—	139,503
Certificates of deposit	46,639	—	—	46,639
Total cash, cash equivalents and marketable securities	$1,407,972	$87	$(8,282)	$1,399,777

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities available-for-sale:
Commercial paper	$241,439	$—	$—	$241,439
Corporate bonds	882,390	4,138	(28)	886,500
U.S. Treasury and government-sponsored enterprises	154,449	700	(10)	155,139
Municipal bonds	8,715	49	—	8,764
Total debt securities available-for-sale	1,286,993	4,887	(38)	1,291,842
Cash	112	—	—	112
Money market funds	304,352	—	—	304,352
Certificates of deposit	66,388	—	—	66,388
Total cash, cash equivalents and marketable securities	$1,657,845	$4,887	$(38)	$1,662,694
Interest receivable was $9.8 million and $12.4 million as of September 30, 2026 and December 31, 2025, respectively, and is included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheets.
Realized gains and losses on the sales of marketable securities were immaterial during the three and nine months ended September 30, 2026 and 2025.

We manage credit risk associated with our marketable securities portfolio through our investment policy, which limits purchases to high-quality issuers and the amount of our portfolio that can be invested in a single issuer. The fair value and gross unrealized losses on debt securities available-for-sale in an unrealized loss position were as follows (in thousands):

	September 30, 2026
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Commercial Paper	$26,354	$(3)	$—	$—	$26,354	$(3)
Corporate bonds	680,392	(6,780)	—	—	680,392	(6,780)
U.S. Treasury and government-sponsored enterprises	147,881	(1,407)	4,948	(50)	152,829	(1,457)
Municipal Bonds	6,793	(42)	—	—	6,793	(42)
Total	$861,420	$(8,232)	$4,948	$(50)	$866,368	$(8,282)

	December 31, 2025
	In an Unrealized Loss Position Less than 12 Months		In an Unrealized Loss Position 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds	$46,851	$(25)	$5,104	$(3)	$51,955	$(28)
U.S. Treasury and government-sponsored enterprises	11,350	(5)	4,991	(5)	16,341	(10)
Total	$58,201	$(30)	$10,095	$(8)	$68,296	$(38)
There were 356 and 35 debt securities available-for-sale in an unrealized loss position as of September 30, 2026 and December 31, 2025, respectively. During the three and nine months ended September 30, 2026, we did not record an allowance for credit losses or other impairment charges on our marketable securities. Based upon our quarterly impairment review, we determined that the unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. Based on the scheduled maturities of our marketable securities, we determined that it was more likely than not that we will hold these marketable securities for a period of time sufficient for a recovery of our cost basis.
The fair values of debt securities available-for-sale by contractual maturity were as follows (in thousands):

	September 30, 2026	December 31, 2025
Maturing in one year or less	$705,875	$691,409
Maturing after one year through five years	507,760	600,433
Total debt securities available-for-sale	$1,213,635	$1,291,842
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
The classifications within the fair value hierarchy of our financial assets that were measured and recorded at fair value on a recurring basis were as follows (in thousands):

	September 30, 2026
	Level 1	Level 2	Total
Commercial paper	$—	$257,762	$257,762
Corporate bonds	—	785,501	785,501
U.S. Treasury and government-sponsored enterprises	—	163,579	163,579
Municipal bonds	—	6,793	6,793
Total debt securities available-for-sale	—	1,213,635	1,213,635
Money market funds	139,503	—	139,503
Certificates of deposit		46,639	46,639
Total financial assets carried at fair value	$139,503	$1,260,274	$1,399,777

	December 31, 2025
	Level 1	Level 2	Total
Commercial paper	$—	$241,439	$241,439
Corporate bonds	—	886,500	886,500
U.S. Treasury and government-sponsored enterprises	—	155,139	155,139
Municipal bonds	—	8,764	8,764
Total debt securities available-for-sale	—	1,291,842	1,291,842
Money market funds	304,352	—	304,352
Certificates of deposit	—	66,388	66,388
Total financial assets carried at fair value	$304,352	$1,358,230	$1,662,582
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
As of September 30, 2026, we had one forward contract outstanding to sell €2.2 million. The forward contract with a maturity of three months is recorded at fair value and is included in other current liabilities in the accompanying Condensed Consolidated Balance Sheets. The unrealized gain on the forward contract was immaterial as of September 30, 2026. The forward contract is considered a Level 2 in the fair value hierarchy of our fair value measurements. The net realized gains and losses recognized upon maturity of forward contracts were immaterial for each of the three and nine months ended September 30, 2026 and 2025, and are included in other income (expenses), net in the accompanying Condensed Consolidated Statements of Income.

NOTE 7. INVENTORY
Inventory consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$798	$894
Work in process	45,803	53,531
Finished goods	17,917	5,942
Total	$64,518	$60,367

Balance Sheet classification:
Current portion included in inventory	$29,871	$21,686
Non-current portion included in other non-current assets	34,647	38,681
Total	$64,518	$60,367
NOTE 8. STOCKHOLDERS’ EQUITY
Stock-based Compensation
We have an equity incentive plan under which we grant stock options and restricted stock units (RSUs), including market condition-based RSUs and performance-based RSUs (PSUs) to employees and directors. On May 26, 2026, at the 2026 Annual Meeting of Stockholders, our stockholders approved the amendment and restatement of the Exelixis, Inc. 2017 Equity Incentive Plan (as amended and restated, the 2017 Plan). The amendment and restatement increased the share reserve, under the 2017 Plan, by 2,000,000 shares. As of September 30, 2026, 17.0 million shares were available for grant under the 2017 Plan. The share reserve is reduced by 1 share for each share issued pursuant to any award granted on or after May 26, 2026, including stock options, RSUs and PSUs. In addition, for each share that becomes available again for issuance under the terms of the 2017 Plan on or after May 26, 2026, the share reserve will be increased by the same number of shares by which the share reserve was reduced at the time the applicable award was granted.
We allocated stock-based compensation for the 2017 Plan and the 2000 Employee Stock Purchase Plan (as amended and restated, the Amended ESPP) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$11,069	$10,353	$35,731	$34,018
Selling, general and administrative	17,649	20,532	54,600	58,868
Total stock-based compensation	$28,718	$30,885	$90,331	$92,886
Stock-based compensation for each type of award under the 2017 Plan and the Amended ESPP were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	$206	$493	$673	$2,224
Restricted stock units	27,830	29,660	86,533	87,388
Performance-based restricted stock units	—	—	—	241
Employee stock purchase plan	682	732	3,125	3,033
Total stock-based compensation	$28,718	$30,885	$90,331	$92,886
As of September 30, 2026, there were 1.1 million stock options outstanding and $0.6 million of related unrecognized stock-based compensation.

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
During the nine months ended September 30, 2026, we granted 2.0 million service-based RSUs with a weighted- average grant date fair value of $45.38 per share. As of September 30, 2026, there were 15.8 million RSUs outstanding, including RSUs that are subject to market conditions, and $307.3 million of related unrecognized stock-based compensation. Service-based RSUs granted to employees during the nine months ended September 30, 2026, have vesting conditions and contractual lives of a similar nature to those described in “Note 9. Stockholders’ Equity” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2025 Form 10-K.
Common Stock Repurchases
In October 2025, our Board of Directors authorized a stock repurchase program (SRP) to acquire up to $750.0 million of our outstanding common stock before December 31, 2026 (the October 2025 SRP). As of June 30, 2026, we completed the repurchase of 17.2 million shares of outstanding common stock for an aggregate purchase price of $750.0 million pursuant to the October 2025 SRP. In May 2026, our Board of Directors authorized the repurchase of up to an additional $750.0 million of our outstanding common stock before December 31, 2027 (the May 2026 SRP). Under the May 2026 SRP, as of September 30, 2026, we repurchased 7.4 million shares of common stock for an aggregate purchase price of $402.1 million. As of September 30, 2026, approximately $347.9 million remained available for future stock repurchases before December 31, 2027. Stock repurchases under the May 2026 SRP may be made from time to time through a variety of methods, which may include open market purchases, in block trades, Rule 10b5-1 trading plans, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. The timing and amount of any stock repurchases under the SRP will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of our common stock and general market conditions. The SRP does not obligate us to acquire any amount of our common stock, and the SRP may be modified, suspended or discontinued at any time without prior notice.
NOTE 9. PROVISION FOR INCOME TAXES
The effective tax rates for the three and nine months ended September 30, 2026 were 22.9% and 21.2%, respectively, as compared to 23.3% and 21.9% for the corresponding prior year periods. The effective tax rates for the three months ended September 30, 2026, differed from the U.S. federal statutory tax rate of 21%, primarily due to state taxes, partially offset by the Foreign-Derived Intangible Income (FDII) deduction. The effective tax rate for the nine months ended September 30, 2026, differed from the U.S. federal statutory rate of 21% primarily due to state taxes, offset by excess tax benefits related to certain stock grants and the FDII deduction. The effective tax rates for the three and nine months ended September 30, 2025, differed from the U.S. federal statutory tax rate of 21%, primarily due to state taxes, offset by excess tax benefits related to certain stock grants.
NOTE 10. NET INCOME PER SHARE
Net income per share — basic and diluted, were computed as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$218,095	$193,578	$640,612	$538,042
Denominator:
Weighted-average common shares outstanding — basic	246,756	268,421	251,964	273,269
Dilutive securities	8,998	10,114	8,953	10,432
Weighted-average common shares outstanding — diluted	255,754	278,535	260,917	283,701

Net income per share — basic	$0.88	$0.72	$2.54	$1.97
Net income per share — diluted	$0.85	$0.69	$2.46	$1.90
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
The weighted-average potential common shares excluded from our calculation were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Anti-dilutive securities and contingently issuable shares excluded	2,017	2,133	2,593	1,856
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
On November 22, 2024, MSN noticed an appeal to the Court of Appeals for the Federal Circuit (CAFC) and we noticed a cross-appeal on November 26, 2024. On April 1, 2025, MSN filed its Opening Brief arguing that the asserted claims of the ’439, ’440, ’015, and ’349 Patents are invalid. On June 10, 2025, the CAFC granted our request to dismiss our cross-appeal. On June 11, 2025, we filed our Response Brief. On August 1, 2025, MSN filed its Reply Brief. Oral argument in this matter was held on June 4, 2026. On August 31, 2026, the CAFC issued its opinion, where it affirmed that the asserted claims of the ’439, ’440, and ’015 patents are not invalid, dismissed MSN’s appeal as to the asserted claim of the ’349 patent, which expires on February 10, 2032, and vacated the district court’s judgment with respect to the validity of the asserted claim of the ’349 patent. Based on the CAFC’s opinion, the effective date of any final approval by the FDA of MSN’s ANDA shall not be a date earlier than January 15, 2030, the expiration date of each of the ’439, ’440, and ’015 patents, subject to any further appellate proceedings, applicable regulatory exclusivity, and the outcome of separate litigation involving the ’039 Patent (as defined below), which expires in February 2032 and for which trial is currently scheduled to begin in November 2026. MSN has until October 30, 2026 to seek rehearing at the CAFC.
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
Azurity 505(b)(2) NDA Litigation
In March 2025, we received a notice letter regarding a 505(b)(2) New Drug Application (NDA) submitted to the FDA by Azurity, requesting approval to market cabozantinib tablets. Azurity’s notice letter included a Paragraph IV certification with respect to the ’776 Patent, the ’342 Patent, the ’873 Patent, the ’757 Patent, the ’439 Patent, the ’440 Patent, the ’015 Patent, the ’349 Patent, and the ’039 Patent, which are listed in the Orange Book, for CABOMETYX. On April 18, 2025, we filed a complaint in the Delaware District Court for patent infringement against Azurity asserting infringement of the ’776, ’439, ’440, ’015, ’349, and ’039 Patents. On April 24, 2025, we filed our First Amended Complaint alleging infringement of the same patents. On June 11, 2025, Azurity filed its response to the complaint, alleging that the asserted claims of the patents at issue are not infringed and/or invalid. On July 2, 2025, we filed our answer to Azurity’s counterclaims. On July 28, 2025, Azurity filed motions for judgment on the pleadings regarding the non-infringement of the ’776, ’439, ’440, ’015, ’349, and ’039 Patents. On August 25, 2025, we filed our answering briefs to Azurity’s motions for judgment on the pleadings. On September 15, 2025, Azurity filed its reply briefs. On October 5, 2026, the Delaware District Court denied Azurity’s motions for judgment on the pleadings. On October 22, 2026, pursuant to a stipulation between us and Azurity, the Delaware District Court entered an order that (i) Azurity’s submission of its 505(b)(2) NDA constitutes infringement of certain claims relating to the ’349 and ’039 Patents, if those claims are not found to be invalid, and (ii) upon approval, Azurity’s commercial manufacture, use, sale or offer for sale within the U.S., and importation into the U.S., of Azurity’s proposed 505(b)(2) NDA product prior to the expiration of the ’349 and ’039 Patents would also infringe certain claims of those patents, if those claims are not found to be invalid. This Azurity litigation was consolidated in the Consolidated Litigation. On October 28, 2026, we entered into a settlement and license agreement with Azurity (the Azurity Settlement Agreement) to resolve the Azurity litigation. Pursuant to the terms of the Azurity Settlement Agreement, we will grant Azurity a license to market its proposed 505(b)(2) NDA product in the U.S. beginning on December 1, 2030, if approved by the FDA and subject to conditions and exceptions customary for agreements of this type. The effective date for the proposed generic cabozantinib products where we have a settlement and license agreement remains January 1, 2031, subject to conditions and exceptions customary for agreements of this type.
Consolidated Litigation
On August 8, 2025, the Delaware District Court ordered that the then-pending abovementioned MSN and Azurity district court litigations be consolidated with the trial scheduled for November 2, 2026. In accordance with the Azurity Settlement Agreement, within three (3) business days after the effective date, we and Azurity will jointly file a stipulated dismissal (the Azurity Dismissal) terminating all ongoing litigation between us and Azurity in the Consolidated Litigation. The Azurity Dismissal will not affect our litigation with MSN, which remains pending in the Consolidated Litigation.
Handa 505(b)(2) NDA Litigation
In November 2025, we received a notice letter regarding a 505(b)(2) NDA submitted to the FDA by Handa Oncology, LLC (Handa), requesting approval to market cabozantinib capsules (in the form of cabozantinib lauryl sulfate). Handa’s notice letter included a Paragraph IV certification with respect to the ’776 Patent, the ’342 Patent, the ’873 Patent, the ’757 Patent, the ’439 Patent, the ’440 Patent, the ’015 Patent, the ’349 Patent, and the ’039 Patent, which are listed in the Orange Book, for CABOMETYX. Handa’s notice letter also included a Paragraph III certification with respect to the ’473 Patent. In April 2026, we filed a citizen petition with the FDA pursuant to section 505(q) of the Food, Drug, and Cosmetic Act notifying the FDA that Handa’s application raises new questions of safety and effectiveness requiring clinical data to support approval. On July 6, 2026, we filed a complaint in the Delaware District Court for patent infringement against Handa asserting infringement of U.S. Patent Nos. 9,174,947, method of use and process for preparing compounds, 9,365,516, process for preparing compounds, 9,969,692, process for preparing compounds, 10,123,999, process for preparing compounds, and 10,736,886, method of use and process for preparing compounds arising from Handa’s 505(b)(2) NDA filing with the FDA. On August 31, 2026, the Delaware District Court granted our request to dismiss the July 6, 2026 complaint without prejudice. On September 3, 2026, the FDA responded to our citizen petition denying our requests and, on the same day, granted full approval to Handa’s 505(b)(2) NDA. In its response, the FDA stated that it had carefully considered the issues raised in the petition and concluded, based on its review of the data submitted in support of Handa’s NDA, that Handa was not required to submit additional data to support the safety and effectiveness of its product. We continue to evaluate all legal and strategic options with respect to Handa’s approved product.
Accord ANDA Litigation
In May 2026, we received a notice letter regarding an ANDA submitted to the FDA by Intas Pharmaceuticals Ltd. and Accord Healthcare, Inc. (collectively, Accord), requesting approval to market cabozantinib tablets. Accord’s notice letter included a Paragraph IV certification with respect to the ’776 Patent, the ’342 Patent, the ’873 Patent, the ’757 Patent, the ’439 Patent, the ’440 Patent, the ’015 Patent, the ’349 Patent, and the ’039 Patent, which are listed in the Orange Book, for CABOMETYX. On July 6, 2026, we filed a complaint in the Delaware District Court for patent infringement against Accord asserting infringement of the ’776, ’439, ’440, ’015, and ’039 Patents arising from Accord’s ANDA filing with the FDA. On September 22, 2026, Accord filed its response to the complaint, alleging that the asserted claims of the patents at issue are not infringed, invalid, and/or unenforceable. On October 20, 2026, we filed our answer to Accord’s counterclaims.
Other
In May 2026, we received a notice letter regarding a 505(b)(2) NDA submitted to the FDA by Almatica Pharma, LLC (Almatica), requesting approval to market cabozantinib tablets (in the form of cabozantinib fumarate). Almatica’s notice letter included a Paragraph IV certification with respect to the ’776 Patent, the ’342 Patent, the ’873 Patent, the ’757 Patent, the ’439 Patent, the ’440 Patent, the ’015 Patent, the ’349 Patent, and the ’039 Patent, which are listed in the Orange Book, for CABOMETYX. We continue to evaluate all legal and strategic options with respect to Almatica’s product.
In September 2026, we received a notice letter regarding a 505(b)(2) NDA submitted to the FDA by MSN Pharmaceuticals, Inc. and MSN Private Laboratories Limited (the September 2026 Notice Letter), requesting approval to market cabozantinib tablets (in the form of cabozantinib fumarate). The September 2026 Notice Letter included a Paragraph IV certification with respect to the ’776 Patent, the ’342 Patent, the ’873 Patent, the ’757 Patent, the ’439 Patent, the ’440 Patent, the ’015 Patent, the ’349 Patent, and the ’039 Patent, which are listed in the Orange Book, for CABOMETYX. We continue to evaluate all legal and strategic options with respect to the fumarate product of MSN Pharmaceuticals, Inc. and MSN Private Laboratories Limited.
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
NOTE 12. RESTRUCTURING
In the third quarter of fiscal year 2025, our Board of Directors authorized, and we implemented, a corporate reorganization plan (the 2025 Plan) to reorganize our workforce and close our office located in King of Prussia, Pennsylvania. Restructuring expenses incurred under the 2025 Plan were primarily severance and employee-related costs. During the three and nine months ended September 30, 2025, we recognized $19.8 million in expenses associated with the 2025 Plan, which are presented in restructuring in the accompanying Condensed Consolidated Statements of Income. We incurred the majority of the charges related to the 2025 Plan during the third quarter of 2025 and substantially completed the 2025 Plan by the end of the fiscal year 2025. For more information about our restructuring expenses, see “Note 13. Restructuring” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2025 Form 10-K.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains forward-looking statements. These statements are based on Exelixis, Inc.’s (Exelixis, we, our or us) current expectations, assumptions, estimates and projections about our business and our industry and involve known and unknown risks, uncertainties and other factors that may cause our company’s or our industry’s results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in, or contemplated by, the forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (SEC) on February 10, 2026 (Fiscal 2025 Form 10-K), as supplemented by the information appearing in Part II, Item 1A of our subsequent Quarterly Reports on Form 10-Q, as well as those discussed elsewhere in this report. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this report. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this report and the consolidated financial statements and accompanying notes thereto included in the Fiscal 2025 Form 10-K.
Overview
We are an oncology company innovating next-generation medicines and regimens at the forefront of cancer care. We have produced four marketed pharmaceutical products, two of which are formulations of our flagship molecule, cabozantinib, and we are steadily advancing and evolving our product pipeline portfolio, including our lead clinical asset, zanzalintinib, currently under review by the U.S. Food and Drug Administration (FDA) for the treatment of certain forms of colorectal cancer (CRC), as well as the focus of an extensive late-stage clinical development program in other indications. With a rational and disciplined approach to investment, we are leveraging our internal experience and expertise and the strength of strategic partnerships to identify and pursue opportunities across the landscape of scientific modalities, including small molecules and biotherapeutics, such as antibody-drug conjugates (ADCs).
Sales related to cabozantinib account for the majority of our revenues. Cabozantinib is an inhibitor of multiple tyrosine kinases, including MET, AXL, VEGF receptors and RET, and has been approved by the FDA and in 69 other countries, for all or a combination of, the following indications: as CABOMETYX® (cabozantinib) tablets for advanced renal cell carcinoma (RCC) (both alone and in combination with Bristol-Myers Squibb Company’s nivolumab (OPDIVO®)), previously treated hepatocellular carcinoma (HCC), previously treated, RAI-refractory differentiated thyroid cancer (DTC), and previously treated, unresectable, locally advanced or metastatic, well-differentiated pancreatic neuroendocrine tumors (pNET) and extra-pancreatic neuroendocrine tumors (epNET); and as COMETRIQ® (cabozantinib) capsules for progressive, metastatic medullary thyroid cancer. For physicians treating these types of cancer, cabozantinib has become or is becoming an important medicine in their selection of effective therapies.
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
We plan to continue leveraging our operating cash flows to advance a broad array of diverse biotherapeutics and small molecule programs for the treatment of cancer, as well as to support company-sponsored and externally sponsored clinical trials evaluating cabozantinib and zanzalintinib, a novel oral inhibitor of kinases including the TAM kinases (TYRO3, AXL, MER), MET and VEGF receptors. Our zanzalintinib development program includes a series of ongoing and planned pivotal trials to explore its therapeutic potential in CRC, clear cell (cc) and non-clear cell (ncc) RCC, and neuroendocrine tumors (NET), as well as earlier-stage trials in meningioma, lung cancer, and castration-resistant prostate cancer. Our pipeline programs in phase 1 development each have best-in-class potential and include: XL309, a small molecule inhibitor of USP1, which has emerged as a synthetic lethal target in the context of BRCA-mutated tumors; XB010, an ADC consisting of a MMAE payload conjugated to a mAb targeting the tumor antigen 5T4; XB628, a first-in-class bispecific antibody that simultaneously targets PD-L1 and NKG2A, identified as key regulators of adaptive and innate immune cell activity; and XB371, a next-generation tissue factor (TF)-targeting ADC with a topoisomerase inhibitor payload. We complement our internal drug discovery and development efforts by in-licensing or acquiring, or obtaining options to in-license or acquire, investigational oncology assets from third parties if those oncology assets demonstrate evidence of, or potential for, clinical success.
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
Pipeline Activities
Small Molecule Programs
Zanzalintinib
Zanzalintinib is a novel oral inhibitor of kinases including the TAM kinases (TYRO3, AXL, MER), MET and VEGF receptors, which are implicated in cancer’s growth and spread. We are evaluating zanzalintinib in a robust and growing development program that builds on our prior experience with cabozantinib and targets indications with high unmet need. We have established collaborations and will continue to explore additional opportunities for novel combinations with zanzalintinib. To date, we have initiated two large phase 1b/2 clinical trials and two phase 2 clinical trials studying zanzalintinib as a monotherapy and/or in combination with other therapies, including ICIs (STELLAR-001, STELLAR-002, STELLAR-201, and STELLAR-202). Patient enrollment into STELLAR-001 was completed in 2023 and preliminary results from a randomized expansion cohort of patients with metastatic CRC were presented at the American Society of Clinical Oncology (ASCO) Gastrointestinal Cancers Symposium in January 2025. In May 2025, preliminary results from an expansion cohort of patients with previously untreated advanced ccRCC from STELLAR-002 were presented at the 2025 ASCO Annual Meeting, along with data from multiple dose-escalation cohorts. In May 2026, we announced an expansion cohort for STELLAR-002 evaluating zanzalintinib in combination with docetaxel in metastatic castration-resistant prostate cancer (mCRPC) patients with measurable disease. In August 2026, we announced an additional expansion cohort for STELLAR-002 evaluating zanzalintinib monotherapy in patients with metastatic bladder cancer who have progressed following treatment with enfortumab vedotin and pembrolizumab. Both the bladder cancer and mCRPC expansion cohorts for STELLAR-002 have been initiated and enrollment is ongoing.
In April 2026, we initiated STELLAR-201, a phase 2 trial evaluating zanzalintinib in patients with recurrent Grade I/II/III meningioma with relapse or progression following radiation and/or surgery or those who are not candidates for these therapies. The primary endpoint of the trial is objective response rate (ORR), with secondary endpoints including progression-free survival (PFS), duration of response (DOR) and overall survival (OS). Enrollment is currently ongoing.
In October 2026, we also initiated STELLAR-202, a phase 2 trial evaluating zanzalintinib in combination with pembrolizumab in the maintenance setting in squamous non-small cell lung cancer (NSCLC). The primary endpoint of the trial is six-month progression-free survival (PFS-6), with secondary endpoints including safety, PFS, OS, ORR, and DOR. The study is currently enrolling.
We also have four ongoing phase 3 pivotal trials evaluating zanzalintinib as a monotherapy and in combination with other therapies, including ICIs. Our first such trial, STELLAR-303, was initiated in June 2022 and is evaluating zanzalintinib in combination with atezolizumab versus regorafenib in patients with metastatic, refractory non-microsatellite instability high or non-mismatch repair-deficient CRC. In June 2025, we announced positive top-line results in the first dual primary endpoint, demonstrating a statistically significant improvement in OS versus regorafenib in the intention-to-treat (ITT) population, and in October 2025, announced that the study demonstrated a 20% reduction in the risk of death versus regorafenib in the ITT population at the final analysis (stratified hazard ratio [HR]: 0.80; 95% confidence interval [CI]: 0.69-0.93; P=0.0045). Detailed findings from the study, including OS and PFS in the ITT population and in the subset of patients without active liver metastases (non-liver metastases, NLM), were presented at the 2025 European Society for Medical Oncology Congress in October 2025 and simultaneously published in The Lancet. In December 2025, we submitted a New Drug Application (NDA) to the FDA for zanzalintinib in combination with atezolizumab for the treatment of previously treated metastatic colorectal cancer. In February 2026, we announced that the FDA had accepted our NDA and assigned a standard review, with a Prescription Drug User Fee Act (PDUFA) target action date of December 3, 2026. In June 2026, we announced results from the final analysis of the other dual primary endpoint of OS in the NLM subpopulation, showing a non-statistically significant trend in OS favoring the combination in the NLM subpopulation (stratified HR: 0.83; 95% CI: 0.66–1.05; P=0.1185), with median OS values of 15.9 months with zanzalintinib in combination with atezolizumab, and 12.7 months with regorafenib. We intend to present detailed findings at a future medical conference. In September 2026, we announced that the FDA notified us that it had extended the review period for our NDA by three months. In response to an FDA information request, we had submitted updated safety and efficacy data, which the FDA deemed a major amendment. The updated PDUFA target action date is March 3, 2027.

The second pivotal trial, STELLAR-304, was initiated in December 2022 and is evaluating zanzalintinib in combination with nivolumab versus sunitinib in previously untreated patients with advanced nccRCC. The primary efficacy endpoints for STELLAR-304 are blinded independent radiology committee-assessed PFS and ORR per RECIST 1.1. The secondary efficacy endpoint is OS. We expect top-line results in the first quarter of 2027.
Our third pivotal trial, STELLAR-311, was initiated in June 2025 and is a phase 2/3 pivotal trial evaluating zanzalintinib versus everolimus in patients with advanced NET, regardless of site of origin, who had received up to one prior line of therapy. The primary endpoint of the trial is PFS per RECIST 1.1 as assessed by blinded independent central review. Enrollment is currently ongoing.
In August 2026, we initiated STELLAR-316, our fourth phase 3 pivotal trial evaluating zanzalintinib, with and without KEYTRUDA QLEX™ (pembrolizumab and berahyaluronidase alfa-pmph), in patients with resected stage II/III CRC who, following completion of definitive therapy, have tested positive for molecular residual disease (MRD+) and have no radiographic evidence of disease. The primary endpoint of the trial is disease-free survival, with key secondary endpoints, including circulating tumor DNA clearance. We are conducting STELLAR-316 in collaboration with Natera, Inc. (Natera) and Merck (known as MSD outside of the U.S. and Canada), with Merck supplying KEYTRUDA QLEX and Natera providing its Signatera™ assay to identify MRD+ patients for trial enrollment. The study is currently enrolling.
Beyond STELLAR-001, STELLAR-002, STELLAR-201, STELLAR-202, STELLAR-303, STELLAR-304, STELLAR-311, and STELLAR-316, we are pursuing additional early-stage and pivotal trials evaluating zanzalintinib across a broad array of potential future indications, including trials evaluating zanzalintinib in combination with established immunotherapies, novel immunotherapies (including in a phase 1 cohort in combination with XB628, our first-in-class bispecific antibody), as well as chemotherapy and other treatment modalities.
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
Other Small Molecules
The knowledge and experience gained through our efforts to discover cabozantinib, cobimetinib, and esaxerenone, each of which were approved by regulatory authorities and are commercially distributed, informs our current strategy for discovering and developing additional small molecules with the potential to treat cancer, including XL309, a potentially best-in-class small molecule inhibitor of USP1, a synthetic lethal target in the context of BRCA-mutated tumors. XL309 is currently being evaluated in a phase 1 clinical trial as monotherapy and in combination with PARP1/2 inhibition in patients with advanced solid tumors and enrollment is ongoing. XL309 has potential in patients whose tumors are no longer responsive to PARPi, including ovarian, breast and prostate cancers. XL309 also has potential in combination with PARPi agents to deepen and prolong the response seen to PARPi, as well as to broaden the activity beyond that observed in patients with tumors that harbor a BRCA1/2 mutation. We also expect to progress XL558, a development candidate from our somatostatin receptor subtype 2 agonist program, toward a potential investigational new drug (IND) filing in 2026.
Beyond these small molecule assets, we continue to make progress on multiple lead optimization programs for molecules that address a variety of targets, and that we believe have significant potential for clinical differentiation. We anticipate some of these programs could reach development candidate status in 2027 and beyond.
Biotherapeutics
Part of our drug discovery activity focuses on discovering and advancing various biotherapeutics that have the potential to become anti-cancer therapies, such as bispecific antibodies, ADCs and other innovative treatments. ADCs in particular present a unique opportunity for new cancer treatments, given their capabilities to deliver anti-cancer drug payloads to specific target- expressing cells with increased precision while minimizing collateral impact on healthy tissues. To facilitate the growth of our various biotherapeutics programs, we have established multiple research collaborations and in-licensing arrangements and entered into other strategic transactions, aimed at conserving capital and managing risks, that provide us with access to antibodies, binders, payloads, and conjugation technologies, which are the components employed to generate next-generation ADCs or multispecific antibodies. We have also established laboratories for discovery of novel biologics with capabilities in antibody engineering, ADC chemistry, bioanalysis, and preclinical testing.
As part of our strategy to access clinical- or near-clinical-stage assets, we executed an exclusive option and license agreement and clinical development collaboration with Sairopa B.V. (Sairopa) to develop ADU-1805. ADU-1805 is currently being evaluated in a phase 1 clinical trial in patients with advanced or metastatic refractory solid tumors, as a monotherapy and in combination with pembrolizumab. Enrollment is ongoing.
We have made significant progress under our other research collaborations and in-licensing arrangements and believe we will continue to do so in 2026 and in future years. For example, in April 2025, we initiated the phase 1 study of XB628, a first-in-class bispecific antibody, and in August 2025, we initiated a phase 1 study of XB371, a next-generation TF-targeting ADC with a topoisomerase inhibitor payload. We also expect to progress XB773, an ADC targeting the tumor antigen DLL3, and XB404, a masked ROR1/2-targeting ADC with a topoisomerase inhibitor payload, toward potential IND filings in 2026 and 2027, respectively. Each of these biotherapeutics was discovered, in part, in connection with our research collaborations and in-licensing agreements.
Beyond these biotherapeutics assets, we continue to make progress on multiple preclinical programs for molecules that address a variety of targets, and that we believe have significant potential for clinical differentiation. We anticipate that some of these other programs could reach development candidate status over the next several years.
Future Expansion of our Pipeline
Increasing the number of novel anti-cancer agents in our pipeline is essential to our overall strategy and business goals. We are working to expand our oncology product pipeline through drug discovery efforts, which encompass our diverse biotherapeutics and small molecule programs exploring multiple modalities and mechanisms of action. This approach provides a high degree of flexibility with respect to target selection and modality of treatment and allows us to prioritize those programs that we believe have the greatest chance of producing impactful therapeutics. As part of our strategy, our drug discovery activities have and will continue to include internal research, as well as external research collaborations, in-licensing arrangements and other strategic transactions that collectively leverage a wide range of technology platforms and assets and increase our probability of success. As of the date of this Quarterly Report on Form 10-Q, we have progressed one new development candidate into preclinical development during 2026. We will continue to engage in pipeline expansion initiatives with the goal of discovering, acquiring and/or in-licensing promising investigational oncology assets and then further characterizing and developing them utilizing our established preclinical and clinical development infrastructure.
Third Quarter 2026 Business Updates and Financial Highlights
During the third quarter of 2026, we continued to execute on our business objectives, generating significant revenues from operations and enabling us to continue to seek to maximize the clinical and commercial potential of our products and expand our product pipeline. Significant business updates and financial highlights for the quarter and subsequent to quarter-end include:
Business Updates
•In August 2026, the United States Court of Appeals for the Federal Circuit (Court of Appeals) affirmed a favorable district court decision in our patent lawsuit against MSN Laboratories Private Limited et al. (MSN), upholding the validity of U.S. Patent Nos. 11,091,439, 11,091,440 and 11,098,015. As a result, the effective date of any final FDA approval of MSN’s Abbreviated New Drug Application (ANDA) shall not be a date earlier than January 15, 2030, subject to any further appellate proceedings, applicable regulatory exclusivity, and the outcome of separate consolidated litigation involving U.S. Patent No. 12,128,039, with a trial scheduled for November 2026. The Court of Appeals also dismissed as moot MSN’s appeal relating to the validity of U.S. Patent No. 11,298,349. See “Note 11. Commitments and Contingencies” of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
•In August 2026, we initiated STELLAR-316, a phase 3 pivotal trial in collaboration with Natera and Merck, evaluating zanzalintinib, with and without KEYTRUDA QLEX, in patients with resected stage II/III CRC who, following completion of definitive therapy, have tested positive for MRD+ and have no radiographic evidence of disease. Merck supplies KEYTRUDA QLEX and Natera provides its Signatera assay to identify MRD+ patients for trial enrollment. The primary endpoint of the trial is disease-free survival, with key secondary endpoints, including circulating tumor DNA clearance.
•In September 2026, we announced that the FDA notified us that it had extended the review period for our NDA for zanzalintinib, in combination with atezolizumab, for the treatment of patients with metastatic colorectal cancer by three months. In response to an FDA information request, we had submitted updated safety and efficacy data, which the FDA deemed a major amendment. The updated PDUFA target action date is March 3, 2027.
•In October 2026, we initiated STELLAR-202, a phase 2 trial evaluating zanzalintinib in combination with pembrolizumab in the maintenance setting in squamous NSCLC. The primary endpoint of the trial is PFS-6, with secondary endpoints including safety, PFS, OS, ORR, and DOR.
•In October 2026, we entered into a settlement and license agreement with Azurity Pharmaceuticals, Inc. (Azurity, and such agreement, the Azurity Settlement Agreement) to resolve the Azurity litigation. Pursuant to the terms of the Azurity Settlement Agreement, we will grant Azurity a license to market its proposed 505(b)(2) NDA product in the U.S. beginning on December 1, 2030, if approved by the FDA and subject to conditions and exceptions customary for agreements of this type. The effective date for the proposed generic cabozantinib products where we have a settlement and license agreement remains January 1, 2031, subject to conditions and exceptions customary for agreements of this type.
•In May 2026, our Board of Directors authorized the repurchase of up to $750 million of our outstanding common stock before December 31, 2027 (the May 2026 SRP). Under this May 2026 SRP, as of September 30, 2026, we have repurchased an aggregate of $402.1 million of our outstanding common stock at an average price of $54.03 per share.
Financial Highlights
•Net product revenues for the third quarter of 2026 were $604.9 million, as compared to $542.9 million for the third quarter of 2025.
•Total revenues for the third quarter of 2026 were $658.7 million, as compared to $597.8 million for the third quarter of 2025.
•Research and development expenses for the third quarter of 2026 were $209.5 million, as compared to $199.2 million for the third quarter of 2025.
•Selling, general and administrative expenses for the third quarter of 2026 were $154.6 million, as compared to $123.7 million for the third quarter of 2025.
•Provision for income taxes for the third quarter of 2026 was $64.7 million, as compared to $58.8 million for the third quarter of 2025.
•Net income for the third quarter of 2026 was $218.1 million, or $0.88 per share, basic and $0.85 per share, diluted, as compared to net income of $193.6 million, or $0.72 per share, basic and $0.69 per share, diluted, for the third quarter of 2025.
See “Results of Operations” below for a discussion of the detailed components and analysis of the amounts above.
Outlook, Challenges and Risks
We will continue to face numerous challenges and risks that may impact our ability to execute on our business objectives. In particular, for the foreseeable future, we expect our ability to generate sufficient cash flow to fund our business operations and growth will depend upon the continued commercial success of CABOMETYX, both alone and in combination with other therapies, as a treatment for the highly competitive indications for which it is approved. In addition, CABOMETYX will only continue to be commercially successful if private third-party and government payers continue to provide coverage and reimbursement. As is the case for all innovative pharmaceutical therapies, obtaining and maintaining coverage and reimbursement for CABOMETYX is becoming increasingly difficult, both within the U.S. and in foreign markets. Further, healthcare policymakers in the U.S. continue to express concern over healthcare costs, and corresponding legislative and policy initiatives and activities have been launched aimed at increasing the healthcare cost burdens borne by pharmaceutical manufacturers, as well as expanding access to, and restricting the prices and growth in prices of, pharmaceuticals. Furthermore, the current U.S. administration has taken actions and continues to consider additional measures relating to imported pharmaceuticals and pharmaceutical ingredients, including tariffs.
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
We may eventually face competition from potential manufacturers of generic or follow-on versions of our marketed products, including the proposed generic versions of CABOMETYX tablets that are the subject of ANDAs submitted to the FDA by MSN, Teva, Cipla, Biocon, Sun, and Accord, as well as cabozantinib products that are the subject of 505(b)(2) NDAs submitted by MSN, Azurity, and Almatica, and Handa’s recently approved 505(b)(2) NDA. The commercial launch of Handa’s approved product, or the approval and subsequent launch of any of the other follow-on products, could significantly decrease our revenues derived from U.S. sales of CABOMETYX and thereby materially harm our business, financial condition and results of operations.
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
Some of these challenges and risks are specific to our business, others are common to companies in the biopharmaceutical industry with development and commercial operations, and an additional category is macroeconomic, affecting all companies. For a more detailed discussion of challenges and risks we face, see “Risk Factors” in Part I, Item 1A of our Fiscal 2025 Form 10-K, as supplemented and, to the extent inconsistent, superseded in Part II, Item 1A of our subsequent Quarterly Reports on Form 10-Q.
Fiscal Year Convention
We use a 52- or 53-week fiscal year policy that generally ends on the Friday closest to December 31. Fiscal year 2026, which is a 52-week fiscal year, will end on January 1, 2027 and fiscal year 2025, which was a 52-week fiscal year, ended on January 2, 2026. For convenience, references in this report as of and for the fiscal periods ended October 2, 2026 and October 3, 2025, and as of and for the fiscal year ending January 1, 2027 and fiscal year ended January 2, 2026, are indicated as being as of and for the periods ended September 30, 2026 and September 30, 2025, and the year ending December 31, 2026 and the year ended December 31, 2025, respectively.
Results of Operations
Revenues
Revenues by category were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Net product revenues	$604,924	$542,930	11%	$1,732,926	$1,576,227	10%
License revenues	58,408	56,236	4%	175,166	148,017	18%
Collaboration services revenues	(4,636)	(1,411)	229%	(9,894)	(2,781)	256%
Total collaboration revenues	53,772	54,825	-2%	165,272	145,236	14%
Total revenues	$658,696	$597,755	10%	$1,898,198	$1,721,463	10%

Net Product Revenues
Gross product revenues, discounts and allowances and net product revenues were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Gross product revenues	$853,716	$780,272	9%	$2,461,852	$2,247,263	10%
Discounts and allowances	(248,792)	(237,342)	5%	(728,926)	(671,036)	9%
Net product revenues	$604,924	$542,930	11%	$1,732,926	$1,576,227	10%
Net product revenues by product were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
CABOMETYX	$603,154	$539,878	12%	$1,726,575	$1,568,640	10%
COMETRIQ	1,770	3,052	-42%	6,351	7,587	-16%
Net product revenues	$604,924	$542,930	11%	$1,732,926	$1,576,227	10%
The increases in net product revenues for the three and nine months ended September 30, 2026, as compared to the corresponding prior year periods, were primarily related to an increase of 6% in the number of CABOMETYX units sold, for each period, reflecting continuing demand for CABOMETYX in combination with nivolumab as a first-line treatment of patients with advanced RCC, and demand for previously treated advanced NET and, to a lesser extent, increases of 5% and 4%, respectively, in the average net selling price of CABOMETYX. The increases in sales volume were largely driven by refills, reflecting the longer duration of therapy for the combination of CABOMETYX with nivolumab, and increases in related market share reflecting the continued evolution of the metastatic RCC and NET treatment landscapes.
We project our net product revenues may increase for the remainder of 2026, as compared to the corresponding prior year period, for similar reasons noted above.
We recognize product revenues net of discounts and allowances that are described in “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2025 Form 10-K. Discounts and allowances have generally increased over time as the number of patients participating in government programs has increased and as the discounts given and rebates paid to government payers have also increased. The increases in the amount of discounts and allowances for the three and nine months ended September 30, 2026, as compared to the corresponding prior year periods, were primarily the result of increases in the volume of units sold, higher utilization and dollar amount of chargebacks under the Federal Supply Schedule program, and higher discounts associated with the Part D Discount Program, partially offset by lower utilization and dollar amount of chargebacks under the 340B Drug Pricing Program.
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
Milestone revenues, which are allocated between license revenues and collaboration services revenues, were $0.9 million and $10.4 million, respectively, for the three and nine months ended September 30, 2026, as compared to $5.8 million and $8.2 million for the corresponding prior year periods. During the nine months ended September 30, 2026, we recognized $7.8 million in revenues in connection with an $8.0 million commercial milestone payment from Takeda, which was earned upon their achievement of $300.0 million of cumulative net sales of cabozantinib in Japan. For the three and nine months ended September 30, 2025, $4.7 million in revenues was recognized, in connection with a $5.0 million regulatory milestone payment from Ipsen, upon approval by the EC for the treatment of patients with either advanced pNET or advanced epNET.
Royalty revenues for the three and nine months ended September 30, 2026 increased, as compared to the corresponding prior year periods, primarily as a result of increases in Ipsen’s net sales of cabozantinib outside of the U.S and Japan. Ipsen royalties were $49.1 million and $143.1 million, respectively, for the three and nine months ended September 30, 2026, as compared to $43.0 million and $116.5 million for the corresponding prior year periods. Royalty revenues related to Takeda’s net sales of cabozantinib were $2.7 million and $7.7 million, respectively, for the three and nine months ended September 30, 2026, as compared to $3.3 million and $9.9 million for the corresponding prior year periods. CABOMETYX is approved and is commercially available in 69 countries outside the U.S.
Due to uncertainties surrounding the timing and achievement of development, regulatory and commercial milestones, it is difficult to predict the timing of future milestone revenues; consequently, milestone revenues may vary significantly from period to period.
Collaboration Services Revenues
Collaboration services revenues include: (a) the development cost reimbursements earned under our collaboration agreements and product supply revenues, net of product supply costs; (b) the recognition of deferred revenues for the portion of upfront and milestone payments that have been allocated to research and development services performance obligations; offset by (c) the royalty fees we pay to Royalty Pharma plc (Royalty Pharma) on sales by Ipsen and Takeda of products containing cabozantinib.
Development cost reimbursements for the three and nine months ended September 30, 2026 decreased, as compared to the corresponding prior year periods, due to decreases in spending on studies evaluating cabozantinib that are subject to reimbursement.
Recognition of deferred revenues for the portion of upfront and milestone payments that have been allocated to research and development services performance obligations were not material in each of the three and nine months ended September 30, 2026 and 2025.
Collaboration services revenues are reduced by the 3% royalty fees we are required to pay to Royalty Pharma on the net sales by Ipsen and Takeda of any products containing cabozantinib. The royalty payments due to Royalty Pharma increased in the three and nine months ended September 30, 2026, as compared to the corresponding prior year periods, as a result of increases in the royalty generating sales of cabozantinib by Ipsen.
We project our collaboration services revenues may increase for the remainder of 2026, as compared to the corresponding prior year period, primarily as a result of an increase in development cost reimbursements, partially offset by an increase in royalty payments on the sales of cabozantinib by Ipsen and Takeda.
Cost of Goods Sold
The cost of goods sold and our gross margins were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Cost of goods sold	$26,233	$18,574	41%	$66,843	$57,216	17%
Gross margin %	96%	97%		96%	96%
Cost of goods sold is related to our product revenues and consists of a 3% royalty payable on U.S. net sales of any product containing cabozantinib, as well as the cost of inventory sold, indirect labor costs, write-downs related to expiring, excess and obsolete inventory, and other third-party logistics costs. The increases in cost of goods sold for the three and nine months ended September 30, 2026, as compared to the corresponding prior year periods, were primarily the result of increases in write-downs for excess inventory and increases in royalties as a result of increased U.S. CABOMETYX sales. We project our gross margin will not change significantly during the remainder of 2026.

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
Research and development expenses by category were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Development:
Clinical trial costs	$67,158	$61,606	9%	$182,167	$180,091	1%
Personnel expenses	47,796	39,494	21%	143,403	138,492	4%
License and other collaboration costs	1,000	2,000	-50%	13,575	9,500	43%
Consulting and outside services	17,870	13,583	32%	47,799	42,607	12%
Other development costs	13,915	16,962	-18%	47,032	50,331	-7%
Total development	147,739	133,645	11%	433,976	421,021	3%
Drug discovery:
License and other collaboration costs	2,180	6,366	-66%	6,754	9,779	-31%
Other drug discovery costs	14,964	17,472	-14%	48,118	53,669	-10%
Total drug discovery	17,144	23,838	-28%	54,872	63,448	-14%
Stock-based compensation	11,069	10,353	7%	35,731	34,018	5%
Other research and development	33,529	31,328	7%	96,805	93,266	4%
Total research and development expenses	$209,481	$199,164	5%	$621,384	$611,753	2%
In addition, we track our external clinical trial costs by product and product candidate and by scientific modalities, which are categorized as small molecules and biotherapeutics programs. Small molecules clinical development for the reported periods were primarily composed of cabozantinib and zanzalintinib. Biotherapeutics clinical development for the reported periods were primarily composed of XB010, XB628, and XB371.

Clinical trial costs by scientific modalities, by product and by product candidate were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Small molecules:
Zanzalintinib	$50,754	$41,626	22%	$134,880	$121,373	11%
Cabozantinib	7,071	6,753	5%	16,555	25,205	-34%
Other small molecules	1,254	6,041	-79%	4,224	16,164	-74%
Total small molecules	59,079	54,420	9%	155,659	162,742	-4%
Biotherapeutics	8,079	7,186	12%	26,508	17,349	53%
Total clinical trial costs	$67,158	$61,606	9%	$182,167	$180,091	1%
The increase in research and development expenses for the three months ended September 30, 2026, as compared to the corresponding prior year period, was primarily related to increases in personnel expenses, clinical trial costs, partially offset by a decrease in license and other collaboration costs. The increase in research and development expenses for the nine months ended September 30, 2026, as compared to the corresponding prior year period, was primarily related to increases in personnel expenses, consulting and outside services, clinical trial costs, and license and other collaboration costs.
Clinical trial costs increased for the three and nine months ended September 30, 2026, as compared to the corresponding prior year periods, primarily due to higher costs associated with studies evaluating zanzalintinib, XB371, and XB628, partially offset by lower costs associated with XL309, XL495, and XB002 studies in both periods and, additionally for the nine months ended September 30, 2026, lower costs associated with studies evaluating cabozantinib.
Development-related license and other collaboration costs decreased for the three months ended September 30, 2026, as compared to the corresponding prior year period, primarily due to lower development milestone achievement in our clinical-stage in-licensing collaboration programs. Development-related license and other collaboration costs increased for the nine months ended September 30, 2026, as compared to the corresponding prior year period, primarily due to higher development milestone achievement in our clinical-stage in-licensing collaboration programs.
Drug discovery-related license and other collaboration costs decreased for the three and nine months ended September 30, 2026, as compared to the corresponding prior year period, primarily due to lower upfront payments and option exercise fee for in-process research and development technology, partially offset by higher development milestone achievement in our discovery-stage in-licensing collaboration programs. In addition to reviewing the three categories of research and development expenses described above, we principally consider qualitative factors in making decisions regarding our research and development programs. These factors include enrollment in clinical trials for our product candidates, preliminary data and final results from clinical trials, the potential market indications and overall clinical and commercial potential for our product candidates, and competitive dynamics. We also make our research and development decisions in the context of our overall business strategy.
We project that clinical trial costs may increase for the remainder of 2026, as compared to the corresponding prior year period, primarily driven by higher costs associated with various studies evaluating zanzalintinib, XB628, and XB371, partially offset by lower costs associated with studies evaluating cabozantinib, XB010 and XL309.
To continue growing our pipeline, we are prioritizing investment in new molecules that are clinically differentiated with the potential to improve the standard of care for our cancer patients, including current and planned clinical trial programs evaluating zanzalintinib, XB010, XB628, and XB371. We are working to expand our oncology product pipeline through drug discovery efforts, which encompass our diverse biotherapeutics and small molecule programs exploring multiple modalities and mechanisms of action. This approach provides a high degree of flexibility with respect to target selection and allows us to prioritize those targets that we believe have the greatest chance of yielding impactful therapeutics. As part of our strategy, our drug discovery activities have included and continue to include internal research, as well as external research collaborations, in-licensing arrangements and other strategic transactions that collectively incorporate a wide range of technology platforms and assets and increase our probability of success. As of the date of this Quarterly Report on Form 10-Q, we have progressed one new development candidate into preclinical development during

2026. We will continue to engage in pipeline expansion initiatives with the goal of acquiring and in-licensing promising investigational oncology assets and then further characterize and develop them utilizing our established preclinical and clinical development infrastructure.
We project our research and development expenses may increase for the remainder of 2026, as compared to the prior year period, primarily driven by increases in clinical trial costs, including the current and planned trials evaluating zanzalintinib, XB628, and XB371, personnel expenses, and consulting and outside services, partially offset by a decrease in license and other collaboration costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Selling, general and administrative expenses(1)	$136,910	$103,129	33%	$387,193	$336,835	15%
Stock-based compensation	17,649	20,532	-14%	54,600	58,868	-7%
Total selling, general and administrative expenses	$154,559	$123,661	25%	$441,793	$395,703	12%
__________________
(1) Excludes stock-based compensation allocated to selling, general and administrative expenses.
Selling, general and administrative expenses consist primarily of personnel expenses, stock-based compensation, marketing costs and certain other administrative costs.
The increases in selling, general and administrative expenses for the three and nine months ended September 30, 2026, as compared to the corresponding prior year periods, were primarily related to increases in personnel expenses, marketing activities in support of the pre-launch activities for zanzalintinib, and legal and advisory fees.
We project our selling, general and administrative expenses may increase for the remainder of 2026, as compared to the corresponding prior year period, primarily driven by increases in marketing activities in support of the anticipated commercial launch of zanzalintinib, personnel expenses, and legal and advisory fees.
Restructuring Expenses
Restructuring expenses, for the three and nine months ended September 30, 2025, resulted from the execution of the 2025 Plan to reorganize our workforce and close our office located in King of Prussia, Pennsylvania. Restructuring expenses primarily consisted of severance and employee-related costs. For more information about our restructuring expenses, see “Note 13. Restructuring” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2025 Form 10-K.
Restructuring expenses were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Restructuring expenses	$—	$19,816	-100%	$—	$19,816	-100%

Non-Operating Income
Non-operating income was as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Interest income	$14,315	$15,922	-10%	$44,652	$51,787	-14%
Other income (expenses), net	47	(49)	n/a	320	(244)	n/a
Non-operating income	$14,362	$15,873	-10%	$44,972	$51,543	-13%
The decreases in non-operating income for the three and nine months ended September 30, 2026, as compared to the corresponding prior year periods, were primarily the result of a decrease in interest income due to lower average interest-bearing investment balances and lower average interest rates.
Provision for Income Taxes
The provision for income taxes and the effective tax rates were as follows (dollars in thousands):

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Provision for income taxes	$64,690	$58,835	10%	$172,538	$150,476	15%
Effective tax rate	22.9%	23.3%		21.2%	21.9%
The effective tax rates for the three months ended September 30, 2026, differed from the U.S. federal statutory tax rate of 21%, primarily due to state taxes, partially offset by the Foreign-Derived Intangible Income (FDII) deduction. The effective tax rate for the nine months ended September 30, 2026, differed from the U.S. federal statutory rate of 21% primarily due to state taxes, offset by excess tax benefits related to certain stock grants and the FDII deduction. The effective tax rate for the three and nine months ended September 30, 2025, differed from the U.S. federal statutory rate of 21%, primarily due to state taxes, offset by excess tax benefits related to certain stock grants.
Liquidity and Capital Resources
As of September 30, 2026, we had $1.4 billion in cash, cash equivalents and marketable securities, as compared to $1.7 billion as of December 31, 2025. We anticipate that the aggregate of our current cash, cash equivalents and marketable securities available for operations, net product revenues and collaboration revenues will enable us to maintain our operations for at least 12 months and thereafter for the foreseeable future.
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

In October 2025, our Board of Directors authorized a SRP to acquire up to $750.0 million of our outstanding common stock before December 31, 2026 (the October 2025 SRP). As of June 30, 2026, we completed the repurchase of 17.2 million shares of outstanding common stock for an aggregate purchase price of $750.0 million pursuant to the October 2025 SRP. In May 2026, our Board of Directors authorized the repurchase of up to an additional $750.0 million of our outstanding common stock before December 31, 2027 (the May 2026 SRP). Under the May 2026 SRP, as of September 30, 2026, we repurchased 7.4 million shares of common stock for an aggregate purchase price of $402.1 million. As of September 30, 2026, approximately $347.9 million remained available for future stock repurchases before December 31, 2027. Stock repurchases under the May 2026 SRP may be made from time to time through a variety of methods, which may include open market purchases, in block trades, Rule 10b5-1 trading plans, accelerated share repurchase transactions, exchange transactions, or any combination of such methods. The timing and amount of any stock repurchases under the SRP will be based on a variety of factors, including ongoing assessments of the capital needs of the business, alternative investment opportunities, the market price of our common stock and general market conditions. The SRP does not obligate us to acquire any amount of our common stock, and the SRP may be modified, suspended or discontinued at any time without prior notice.
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
Sources and Uses of Cash (dollars in thousands):

	September 30, 2026	December 31, 2025	Percent Change
Working capital	$909,745	$1,037,645	-12%
Cash, cash equivalents and marketable securities	$1,399,777	$1,662,694	-16%
Working Capital: The decrease in working capital as of September 30, 2026, as compared to December 31, 2025, was primarily due to the payments for repurchases of our common stock, partially offset by the favorable impact to our net current assets resulting from an increase in net product revenues. In the future, our working capital may be impacted by one of these factors or other factors, the amounts and timing of which are variable.
Cash, Cash Equivalents and Marketable Securities: Cash and cash equivalents primarily consist of deposits at major banks, money market funds, commercial paper and other securities with original maturities 90 days or less. Marketable securities primarily consist of debt securities available-for-sale and certificates of deposit. For additional information regarding our cash, cash equivalents and marketable securities, see “Note 5. Cash and Marketable Securities” of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The decrease in cash, cash equivalents and marketable securities as of September 30, 2026, as compared to December 31, 2025, was primarily due to cash payments to repurchase our common stock, cash payments to support our development and discovery programs, and operating cash payments for employee-related expenditures, partially offset by cash inflows generated by our operations from sales of our products and our commercial collaboration arrangements.
Cash flow activities were as follows (dollars in thousands):

	Nine Months Ended September 30,		Percent Change
	2026	2025
Net cash provided by operating activities	$839,542	$550,752	52%
Net cash provided by investing activities	$33,652	$323,200	-90%
Net cash used in financing activities	$(1,050,908)	$(715,026)	47%
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
Net cash provided by operating activities increased for the nine months ended September 30, 2026, as compared to the corresponding prior year period, primarily due to an increase in cash received on sales of our products, and a decrease in cash paid for certain operating expenses, primarily due to the federal cash tax benefit related to the One Big Beautiful Bill Act.
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
Net cash provided by investing activities decreased for the nine months ended September 30, 2026, as compared to the corresponding prior year period, primarily due to a decrease in cash proceeds from maturities and sales of marketable securities and an increase in purchases of marketable securities, partially offset by a decrease in cash paid for acquired in-process research and development technology related to certain in-licensing collaboration arrangements.
Financing Activities
The changes in cash flows from financing activities primarily relate to payments for repurchases of common stock, proceeds from employee stock programs and taxes paid related to net share settlement of equity awards.
Net cash used in financing activities increased for the nine months ended September 30, 2026, as compared to the corresponding prior year period, primarily due to an increase in payments for repurchases of common stock.
Contractual Obligations
There were no material changes outside of the ordinary course of business in our contractual obligations as of September 30, 2026 from those disclosed in our Fiscal 2025 Form 10-K. For more information about our leases and our other contractual obligations, see “Note 12. Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of our Fiscal 2025 Form 10-K.
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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2026, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Fiscal 2025 Form 10-K.
Recent Accounting Pronouncements
For a description of the expected impact of recent accounting pronouncements, see “Note 1. Organization and Summary of Significant Accounting Policies” of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our market risks, as of September 30, 2026, have not changed significantly from those described in Part II, Item 7A of our Fiscal 2025 Form 10-K.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2026, our Board of Directors authorized the repurchase of up to $750.0 million of our outstanding common stock before December 31, 2027 (the May 2026 SRP). Under the May 2026 SRP, as of September 30, 2026, we repurchased 7.4 million shares of common stock for an aggregate purchase price of $402.1 million. As of September 30, 2026, approximately $347.9 million remained available for future stock repurchases before December 31, 2027.
The following table summarizes the stock repurchase activity for the three months ended September 30, 2026 and the approximate dollar value of shares that may yet be purchased pursuant to our SRP (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 4, 2026 - July 31, 2026	1,401	$55.78	1,401	$519,653
August 1, 2026 - August 28, 2026	1,453	$53.71	1,453	$441,627
August 29, 2026 - October 2, 2026	1,627	$57.62	1,627	$347,880
Total	4,481		4,481
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended September 30, 2026, no directors or Section 16 officers of the company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

EXELIXIS, INC.

October 29, 2026	By:	/s/ Christopher J. Senner
Date		Christopher J. Senner
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)